Form 10-Q
period 1996-09-30
MATHSOFT INC
filed 1996-11-14
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-020992

                                 MATHSOFT, INC.
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                          04-2842217
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                                 101 MAIN STREET
                       CAMBRIDGE, MASSACHUSETTS 02142-1521
   (Address, including zip code, of registrant's principal executive offices)

                                 (617) 577-1017
               (Registrant's telephone number including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                         YES    X             NO
                              -----

AS OF NOVEMBER 8, 1996 THERE WERE 8,674,858 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                Total number of sequentially numbered pages - 16

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION:

       Item 1. Consolidated Condensed Financial Statements

            - Consolidated Condensed Balance Sheets as of September
              30, 1996 and June 30, 1996                                  3-4

            - Consolidated Condensed Statements of Operations for the
              Three Month Periods Ended September 30, 1996 and 1995        5

            - Consolidated Condensed Statements of Cash Flows for the
              Three Month Periods Ended September 30, 1996 and 1995       6-7

            - Notes to Consolidated Condensed Financial Statements         8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-11

       Item 3. Cautionary Statements                                     12-14


PART II. OTHER INFORMATION:

       Item 6. Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                                16

                         MATHSOFT, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                  (UNAUDITED)

                                                                 SEPTEMBER 30,    JUNE 30,
                                                                     1996           1996
                                                                 -------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 4,561,572    $ 4,954,416
   Accounts receivable and other receivables, less reserves of approximately $820,000 at September 30, 1996
     and $776,000 at June 30, 1996                                  3,579,322      3,881,568
   Inventories                                                        551,508        547,892
   Prepaid expenses                                                   462,484        381,638
                                                                  -----------    -----------
       Total current assets                                         9,154,886      9,765,514
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, AT COST:
   Computer equipment and software                                  4,244,494      4,052,662
   Furniture and fixtures                                             969,107        968,644
   Leasehold improvements                                             621,355        621,354
                                                                  -----------    -----------
                                                                    5,834,956      5,642,660
   Less - Accumulated depreciation and amortization                 4,252,655      4,044,072
                                                                  -----------    -----------
                                                                    1,582,301      1,598,588

OTHER ASSETS:
   Purchased technology, net of accumulated amortization
     of approximately $2,559,000 at September 30, 1996 and
     $2,505,000 at June 30, 1996                                      449,818        504,006
   Other Assets                                                        52,100         31,044
                                                                  -----------    -----------
                                                                      501,918        535,050
                                                                  -----------    -----------
                                                                  $11,239,105    $11,899,152
                                                                  ===========    ===========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                                     SEPTEMBER 30,      JUNE 30,
                                                         1996             1996
                                                     -------------    ------------
CURRENT LIABILITIES:
  Current portion of capital lease obligations       $     13,877     $     16,753
  Accounts payable                                      2,243,050        1,699,414
  Accrued expenses                                      1,244,155        2,255,214
  Accrued restructuring, current portion                   14,622           13,316
  Deferred revenue                                      1,164,103        1,092,541
                                                     ------------     ------------
       Total current liabilities                        4,679,807        5,077,238
                                                     ------------     ------------

ACCRUED RESTRUCTURING, LESS CURRENT PORTION                21,518           24,152
                                                     ------------     ------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION               894            2,694
                                                     ------------     ------------

ACCRUED RENT, LESS CURRENT PORTION                         32,113           36,372
                                                     ------------     ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    Authorized - 1,000,000 shares
    Issued and outstanding-none                                --               --
  Common stock, $.01 par value-
    Authorized - 20,000,000 shares
    Issued and outstanding - 8,666,239 shares
    at September 30, 1996 and 8,579,262 shares at
    June 30, 1996                                          86,662           85,793
  Additional paid-in capital                           28,377,082       28,158,558
  Accumulated deficit                                 (21,939,599)     (21,474,509)
  Cumulative translation adjustment                       (19,372)         (11,146)
                                                     ------------     ------------
       Total stockholders' equity                       6,504,773        6,758,696
                                                     ------------     ------------
                                                     $ 11,239,105     $ 11,899,152
                                                     ============     ============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1996           1995
                                                      -----------    ----------
REVENUES:
       Software licenses                              $3,924,406     $4,413,974
       Services and other                                601,871        674,114
                                                      ----------     ----------
          Total revenues                               4,526,277      5,088,088
                                                      ----------     ----------

COST OF REVENUES:
       Software licenses                                 783,034        705,227
       Services and other                                191,273        241,281
                                                      ----------     ----------
          Total cost of revenues                         974,307        946,508
                                                      ----------     ----------
          Gross profit                                 3,551,970      4,141,580
                                                      ----------     ----------

OPERATING EXPENSES:
       Sales and marketing                             2,425,480      2,414,572
       Research and development                        1,090,842        751,895
       General and administrative                        525,610        585,892
                                                      ----------     ----------
          Total operating expenses                     4,041,932      3,752,359
                                                      ----------     ----------

          INCOME (LOSS) FROM OPERATIONS                 (489,962)       389,221

INTEREST INCOME, NET                                      39,708         38,310
                                                      ----------     ----------
          INCOME (LOSS) BEFORE PROVISION FOR
               INCOME TAXES                             (450,254)       427,531

PROVISION FOR INCOME TAXES                                14,836         11,196
                                                      ----------     ----------
          NET INCOME (LOSS)                           $ (465,090)    $  416,335
                                                      ==========     ==========

NET INCOME (LOSS) PER COMMON AND COMMON
       EQUIVALENT SHARE                               $    (0.05)    $     0.05
                                                      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES OUTSTANDING          8,616,653      9,203,693
                                                      ==========     ==========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             MATHSOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1996            1995
                                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                            $  (465,090)    $  416,335
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
     Depreciation and amortization                                 262,771        291,467
     Changes in assets & liabilities-
      Accounts receivable and other receivables                    302,246       (717,282)
      Inventories                                                   (3,616)      (155,601)
      Prepaid expenses                                             (80,846)      (120,498)
      Accounts payable                                             543,636        292,470
      Accrued expenses                                          (1,016,646)      (321,425)
      Deferred revenue                                              71,562       (155,320)
                                                               -----------     ----------
       Net cash used in operating activities                      (385,983)      (469,854)

CASH FLOWS FROM INVESTING ACTIVITIES

  Decrease in short-term investments                                    --        249,078
  Purchases of property and equipment                             (192,296)      (144,941)
  Decrease in deposits and other assets                            (21,056)        12,000
                                                               -----------     ----------
        Net cash provided by (used in) investing activities       (213,352)       116,137
                                                               -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital lease obligations                             (4,676)       (29,658)
  Proceeds from exercise of stock options & warrants               219,393        137,207
  Net proceeds from sale of common stock                                --      2,940,463
                                                               -----------     ----------
      Net cash provided by financing activities                    214,717      3,048,012

Effect of exchange rate changes on cash                             (8,226)        (6,270)
                                                               -----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (392,844)     2,688,025

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,954,416      3,486,329
                                                               -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         4,561,572      6,174,354
                                                               ===========     ==========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                          MATHSOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            1996           1995
                                                           -------        ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
       Interest                                            $   715        $2,262
                                                           =======        ======
       Income taxes                                        $22,366        $   --
                                                           =======        ======

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                   SEPTEMBER 30,        JUNE 30,
                                                       1996               1996
                                                   -------------        --------
Materials and supplies                               $139,556           $162,627
Finished goods                                        411,952            385,265
                                                     --------           --------
                                                     $551,508           $547,892
                                                     ========           ========

3. SALE OF STOCK

On July 27, 1995, the Company completed a private placement of 750,000 shares of common stock. The Company received net proceeds of approximately $2.94 million.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues decreased 11.0% from $5,088,000 in the first quarter of fiscal 1996 to $4,526,000 in the first quarter of fiscal 1997. The decrease in total revenues was primarily attributable to a decrease in upgrade revenue generated by the Company's core product, Mathcad, offset primarily by growth in the Company's worldwide Mathcad non-upgrade product line sales, and to a lesser extent, revenue generated from the Axum product line acquired in the second quarter of fiscal 1996 and revenue generated by the release of the StudyWorks product line in June 1996. The release of Mathcad 6.0 in July 1995 supported upgrade revenue of $1,839,000 in the first quarter of fiscal 1996 compared to upgrade revenue of $206,000 in the first quarter of fiscal 1997, a decrease as a percentage of total revenues from 36.1% to 4.6%, respectively. Worldwide Mathcad non-upgrade product line sales increased 32.0% from $1,439,000 in the first quarter of fiscal 1996 to $1,900,000 in the first quarter of fiscal 1997 and increased as a percentage of total revenues from 28.3% in the first quarter of fiscal 1996 to 42.0% in the first quarter of fiscal 1997. The increase in worldwide Mathcad non-upgrade revenues was due primarily to the Company's continued focus on generating new license sales by an increased penetration into the education market and renewed growth in the commercial markets. Worldwide licenses into the education market increased 96.7% from $578,000 in the first quarter of fiscal 1996 to $1,137,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 11.4% in the first quarter of fiscal 1996 to 25.1% in the first quarter of fiscal 1997.

Worldwide S-PLUS product line and services revenue remained relatively constant at $1,381,000 in the first quarter of fiscal 1996 compared to $1,402,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 27.1% in the first quarter of fiscal 1996 to 31.0% in the first quarter of fiscal 1997. Total international revenues decreased 4.3% from $1,360,000 in the first quarter of fiscal 1996 to $1,301,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 26.7% in the first quarter of fiscal 1996 to 28.7% in the first quarter of fiscal 1997. Revenues attributable to the Axum product line accounted for $274,000, or 6.1% of total revenues, in the first quarter of fiscal 1997.

Total cost of revenues increased 2.9% from $947,000 in the first quarter of fiscal 1996 to $974,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 18.6% to 21.5%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to higher cost product lines, such as localized international Mathcad 6.0 releases and third party products, representing a greater proportion of total revenues. In addition, fixed costs such as amortization of purchased technology and royalties were allocated over a lower revenue base in the first quarter of fiscal 1997.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Sales and marketing expenses remained relatively constant at $2,415,000 in the first quarter of fiscal 1996 compared to $2,425,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 47.5% to 53.6%, respectively. The increase in sales and marketing expenses as a percentage of total revenues was primarily attributable to expenses incurred related to the launch of its StudyWorks product line in addition to the Company maintaining strong advertising and channel programs throughout the Mathcad life cycle in order to continue to grow the Mathcad core business and build a stronger presence in educational markets. International marketing expenses increased from $376,000 in the first quarter of fiscal 1996 to $392,000 in the first quarter of fiscal 1997.

Research and development expenses increased 45.1% from $752,000 in the first quarter of fiscal 1996 to $1,091,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenues from 14.8% in the first quarter of fiscal 1996 to 24.1% in the first quarter of fiscal 1997. The increase in overall research and development expenses was due to expenses incurred related to development initiatives in the Company's Data Analysis Products Division and additional personnel to support such initiatives as well as the addition of personnel from the TriMetrix, Inc. acquisition in the second quarter of fiscal 1996.

General and administrative expenses decreased 10.2% from $586,000 in the first quarter of fiscal 1996 to $526,000 in the first quarter of fiscal 1997, and increased slightly as a percentage of total revenues from 11.5% to 11.6%, respectively. The decrease in overall general and administrative expenses was primarily attributable to lower management incentive compensation provisions, which are based primarily on the achievement of profitability targets.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, totaling $4,561,000 at September 30, 1996, decreased $393,000 during the three month period ended September 30, 1996 from $4,954,000 at June 30, 1996. The negative cash flow resulted primarily from cash used in operating activities of approximately $386,000 and purchases of property and equipment of approximately $192,000, offset by proceeds received from the exercise of stock options of approximately $219,000.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's financial reserves are represented by cash and cash equivalents as of September 30, 1996. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts or $1,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 1/2%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 1, 1996. As of September 30, 1996, the Company was in default of a financial covenant for which it has received a waiver from the bank. There were no amounts outstanding under the line at September 30, 1996.


The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures or cash expenditures related to possible future acquisitions. The Company may be presented from time to time with acquisition opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


In addition to the other information in this report, the following cautionary statements should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software licenses issued in that quarter, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of technology companies. The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software industry and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales force and internationally through third party resellers and distributors. The Company has historically marketed and distributed its Mathcad products primarily through prospect direct mail, but the Company has altered its marketing strategy to de-emphasize this distribution channel. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail (for upgrades to the Company's installed base). Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 36.1% of the Company's total revenues in fiscal 1995, approximately 32.5% of the Company's total revenues in fiscal 1996 and approximately 29.3% for the three months ended September 30, 1996, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product, licensed as a part of the most recent version of Mathcad, certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The technical calculation software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. The Company, to remain successful, must be responsive to new developments in hardware and chip technology, operating systems, programming technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by retailers and consumers due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


UNCERTAINTIES REGARDING PROTECTION OF PROPRIETARY TECHNOLOGY; UNCERTAINTIES REGARDING PATENTS. The Company believes that while the mathematical calculations performed by the Company's software are not proprietary, the speed and quality of displaying the computation and the ease of use are unique to MathSoft's products. The Company's success will depend, in part, on its ability to protect the proprietary aspects of its products. The Company seeks to protect these proprietary aspects of its products principally through a combination of contract provisions and copyright, trademark and trade secret laws. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology. Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, the use of patents to protect software has increased and there may be pending or issued patents of which the Company is not aware that the Company may need to license or challenge at significant expense. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly-qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. None of the senior management of the Company is subject to an employment contract, although the Company does have non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

                         MATHSOFT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

                   None


        (b) Reports on Form 8-K:

                   The Company filed a current Report on Form 8-K dated October 10, 1996 reporting first quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MATHSOFT, INC.




Dated: November 14, 1996              By /s/ Charles J. Digate
                                      ----------------------------------------
                                      Charles J. Digate
                                      Chairman, President and Chief Executive
                                      Officer (Principal Executive Officer)




Dated: November 14, 1996              By /s/ Robert P. Orlando
                                      ----------------------------------------
                                      Robert P. Orlando
                                      Vice President Finance and Administration,
                                      Chief Financial Officer, Treasurer, and
                                      Clerk (Principal Financial and Accounting
                                      Officer)