Form 10-Q
period 1996-12-31
MATHSOFT INC
filed 1997-02-14
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-020992

                                 MATHSOFT, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                 04-2842217
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

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

                             YES  X     NO
                                 ---       ---

AS OF FEBRUARY 5, 1997 THERE WERE 8,978,097 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I.    FINANCIAL INFORMATION:

     Item 1. Consolidated Condensed Financial Statements

          -  Consolidated Condensed Balance Sheets as of
             December 31, 1996 and June 30, 1996                           3-4

          -  Consolidated Condensed Statements of Operations
             for the Three and Six Month Periods Ended
             December 31, 1996 and 1995                                     5

          -  Consolidated Condensed Statements of Cash Flows for the
             Six Month Periods Ended December 31, 1996 and 1995            6-7

          -  Notes to Consolidated Condensed Financial Statements          8-9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10-12

             Cautionary Statements                                        13-15


PART II.   OTHER INFORMATION:

     Item 2. Changes in Securities                                         16

     Item 4. Submission of Matters to a Vote of Security-Holders           16

     Item 6. Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                 18

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                                DECEMBER 31,    JUNE 30,
                                                                   1996          1996
                                                                -----------   -----------
CURRENT ASSETS:
       Cash and cash equivalents                               $ 3,916,098   $ 4,954,416
       Accounts receivable and other receivables, less
          reserves of approximately $983,000 at December
          31, 1996 and $776,000 at June 30, 1996                 3,629,952     3,881,568
       Inventories                                                 537,260       547,892
       Prepaid expenses                                            445,761       381,638
                                                               -----------   -----------
              Total current assets                               8,529,071     9,765,514
                                                               -----------   -----------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                           4,505,170     4,052,662
       Furniture and fixtures                                      978,110       968,644
       Leasehold improvements                                      626,890       621,354
                                                               -----------   -----------
                                                                 6,110,170     5,642,660
       Less - Accumulated depreciation and amortization          4,481,036     4,044,072
                                                               -----------   -----------
                                                                 1,629,134     1,598,588

OTHER ASSETS:
       Purchased technology, net of accumulated amortization
            of approximately $2,613,000 at December 31, 1996
            and $2,505,000 at June 30, 1996                        395,630       504,006
       Other Assets                                                 74,481        31,044
                                                               -----------   -----------
                                                                   470,111       535,050
                                                               -----------   -----------
                                                               $10,628,316   $11,899,152
                                                               ===========   ===========




 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                            DECEMBER 31,      JUNE 30,
                                                               1996            1996
                                                           ------------    ------------
CURRENT LIABILITIES:
       Note payable                                       $     16,000    $          0
       Current portion of capital lease obligations              8,938          16,753
       Accounts payable                                      2,407,918       1,699,414
       Accrued expenses                                      1,857,385       2,255,214
       Accrued restructuring, current portion                   15,928          13,316
       Deferred revenue                                      1,036,834       1,092,541
                                                          ------------    ------------
              Total current liabilities                      5,343,003       5,077,238
                                                          ------------    ------------

ACCRUED RESTRUCTURING, LESS CURRENT PORTION                     18,883          24,152
                                                          ------------    ------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                 -                2,694
                                                          ------------    ------------

ACCRUED RENT, LESS CURRENT PORTION                              27,854          36,372
                                                          ------------    ------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized - 1,000,000 shares
          Issued and outstanding-none                           -               -
       Common stock, $.01 par value-
          Authorized - 20,000,000 shares
          Issued and outstanding - 8,925,939 shares
           at December 31, 1996 and 8,579,262 shares at
          June 30, 1996                                         89,259          85,793
       Additional paid-in capital                           29,011,410      28,158,558
       Accumulated deficit                                 (23,758,712)    (21,474,509)
       Cumulative translation adjustment                      (103,381)        (11,146)
                                                          ------------    ------------
              Total stockholders' equity                     5,238,576       6,758,696
                                                          ------------    ------------
                                                          $ 10,628,316    $ 11,899,152
                                                          ============    ============





 The accompanying notes are an integral part of these consolidated condensed financial statements.


                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE  MONTHS ENDED            SIX MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                               1996            1995          1996            1995
                                                            ----------      ----------    -----------     -----------
REVENUES:
       Software licenses                                    $4,341,275      $4,853,750    $ 8,265,680     $ 9,269,323
       Services and other                                      610,642         634,365      1,212,513       1,306,878
                                                            ----------      ----------    -----------     -----------

          Total revenues                                     4,951,917       5,488,115      9,478,193      10,576,201
                                                            ----------      ----------    -----------     -----------

COST OF REVENUES:
       Software licenses                                       795,790         740,260      1,578,825       1,445,487
       Services and other                                      212,719         223,101        403,991         464,381
                                                            ----------      ----------    -----------     -----------
          Total cost of revenues                             1,008,509         963,361      1,982,816       1,909,868
                                                            ----------      ----------    -----------     -----------
          Gross profit                                       3,943,408       4,524,754      7,495,377       8,666,333
                                                            ----------      ----------    -----------     -----------

OPERATING EXPENSES:
       Sales and marketing                                   2,582,164       2,455,533      5,007,644       4,870,105
       Research and development                              1,286,926         951,709      2,377,768       1,703,602
       General and administrative                              715,075         588,782      1,240,686       1,174,674
                                                            ----------      ----------    -----------     -----------
          Total operating expenses                           4,584,165       3,996,024      8,626,098       7,748,381
                                                            ----------      ----------    -----------     -----------

          INCOME (LOSS) FROM OPERATIONS                       (640,757)        528,730     (1,130,721)        917,952

INTEREST INCOME, NET                                            40,014          41,667         79,723          79,976
                                                            ----------      ----------    -----------     -----------
          INCOME (LOSS) BEFORE PROVISION FOR
               INCOME TAXES                                   (600,743)        570,397     (1,050,998)        997,928

PROVISION FOR INCOME TAXES                                         746          10,274         15,582          21,470
                                                            ----------      ----------    -----------     -----------
          NET INCOME (LOSS)                                 $ (601,489)     $  560,123    $(1,066,580)    $   976,458
                                                            ==========      ==========    ===========     ===========

NET INCOME (LOSS) PER COMMON AND
       COMMON EQUIVALENT SHARE                              $    (0.07)     $     0.06    $     (0.12)    $      0.10
                                                            ==========      ==========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES
     OUTSTANDING                                             8,769,065       9,497,571      8,693,148       9,308,032
                                                            ==========      ==========    ===========     ===========



 The accompanying notes are an integral part of these consolidated condensed financial statements.


                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                   1996           1995
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                            ($1,066,580)   $   976,458
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
      Depreciation and amortization                                545,620        501,979
      Changes in assets & liabilities-
       Accounts receivable and other receivables                   251,616     (1,551,351)
       Inventories                                                  17,472       (152,620)
       Prepaid expenses                                            (64,123)       (18,619)
       Accounts payable                                            694,961        488,192
       Accrued expenses                                         (1,018,900)      (561,610)
       Deferred revenue                                            (55,707)       (60,568)
                                                               -----------    -----------
          Net cash used in operating activities                   (695,641)      (378,139)

CASH FLOWS FROM INVESTING ACTIVITIES

  Decrease in short-term investments                                 -            248,678
  Purchases of property and equipment                             (449,107)      (458,106)
  (Increase) Decrease in deposits and other assets                 (35,834)        13,337
  Cash acquired from the TriMetrix, Inc. acquisition                 -             27,849
  Cash acquired from the AcroScience Corporation acquisition         9,691          -
                                                               -----------    -----------
          Net cash used in investing activities                   (475,250)      (168,242)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                         -             (3,211)
  Payments on capital lease obligations                            (10,510)       (52,774)
  Proceeds from exercise of stock options & warrants               235,318        151,804
  Net proceeds from sale of common stock                             -          2,940,463
                                                               -----------    -----------
           Net cash provided by financing activities               224,808      3,036,282

Effect of exchange rate changes on cash                            (92,235)       (55,610)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,038,318)     2,434,291

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,954,416      3,486,329
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 3,916,098    $ 5,920,620
                                                               ===========    ===========




 The accompanying notes are an integral part of these consolidated condensed financial statements.


                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                   1996           1995
                                                                -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
          Cash paid during the period for-
              Interest                                             $ 2,642        $ 5,341
                                                                   =======        =======
              Income taxes                                         $23,111        $21,470
                                                                   =======        =======




















The accompanying notes are an integral part of these consolidated condensed financial statements.


                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           DECEMBER 31,       JUNE 30,
                                               1996            1996
                                           -----------       --------
Materials and supplies                      $135,736         $162,627
Finished goods                               401,524          385,265
                                            --------         --------
                                            $537,260         $547,892
                                            ========         ========

3.  SALE OF STOCK

On July 27, 1995, the Company completed a private placement of 750,000 shares of common stock. The company received net proceeds of approximately $2.94 million.

4.  ACQUISITION OF ACROSCIENCE CORPORATION

On November 26, 1996, the Company acquired all of the outstanding capital stock of AcroScience Corporation, a Boulder, Colorado developer of visual modeling and programming tools, in a business combination accounted for as a pooling of interests. As a result of the transaction, AcroScience Corporation became a wholly-owned subsidiary of the Company. As part of the business combination, former stockholders of AcroScience Corporation received a total of 250,000 shares of the Company's common stock in exchange for all outstanding shares of AcroScience Corporation.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



ACQUISITION OF ACROSCIENCE CORPORATION (CONTINUED)

For financial reporting purposes, the periods preceding the acquisition have not been restated, as the acquisition of AcroScience Corporation was not material to the consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues decreased 9.8% from $5,488,000 in the second quarter of fiscal 1996 to $4,952,000 in the second quarter of fiscal 1997. The decrease in total revenues was primarily attributable to a worldwide decrease in both new licenses and upgrade revenue generated by the Company's core product, Mathcad for Windows, offset by the release of Mathcad 6.0 for Macintosh in November 1996 and growth in the Company's Axum product line acquired in the second quarter of fiscal 1996 as part of the TriMetrix, Inc. acquisition. The Company's last significant upgrade, Mathcad 6.0 for Windows, was released approximately eighteen months earlier in July 1995 and supported upgrade revenue of $1,149,000 in the second quarter of fiscal 1996 compared to upgrade revenue of $269,000 in the second quarter of fiscal 1997, a decrease as a percentage of total revenues from 20.9% to 5.4%, respectively, as the Mathcad 6.0 for Windows upgrade cycle draws to a close. Worldwide Mathcad for Windows non-upgrade product line sales decreased 26.5% from $2,743,000 in the second quarter of fiscal 1996 to $2,017,000 in the second quarter of fiscal 1997 and decreased as a percentage of total revenues from 50.0% in the second quarter of fiscal 1996 to 40.7% in the second quarter of fiscal 1997. The release of Mathcad 6.0 for Macintosh in November 1996 accounted for $772,000, or 15.6% of total revenues, in the second quarter of fiscal 1997. Revenues attributable to the Axum product line accounted for $92,000, or 1.7% of total revenues, in the second quarter of fiscal 1996 compared to $406,000, or 8.2% of total revenues, in the second quarter of fiscal 1997.

Worldwide S-PLUS product line and services revenue decreased 2.7% from $1,414,000 in the second quarter of fiscal 1996 to $1,376,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 25.8% in the second quarter of fiscal 1996 to 27.8% in the second quarter of fiscal 1997. Total international revenues increased 10.0% from $1,709,000 in the second quarter of fiscal 1996 to $1,880,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 31.1% in the second quarter of fiscal 1996 to 38.0% in the second quarter of fiscal 1997.

Total cost of revenues increased 4.8% from $963,000 in the second quarter of fiscal 1996 to $1,009,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 17.5% to 20.4%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a reduction of inventory reserves in the second quarter of fiscal 1996 based on an evaluation of actual inventory exposure. A similar reduction was not required in the second quarter of fiscal 1997. In addition, fixed costs such as amortization of purchased technology and royalties were allocated over a lower revenue base in the second quarter of fiscal 1997.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Sales and marketing expenses increased 5.1% from $2,456,000 in the second quarter of fiscal 1996 to $2,582,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 44.8% to 52.1%, respectively. The increase in overall sales and marketing expenses was primarily attributable to expenses incurred related to the launch of Mathcad 6.0 for Macintosh and new retail packaging for the Company's StudyWorks product line in addition to increased spending on both domestic and International channel marketing programs. International sales and marketing expenses increased from $586,000 in the second quarter of fiscal 1996 to $669,000 in the second quarter of fiscal 1997.

Research and development expenses increased 35.2% from $952,000 in the second quarter of fiscal 1996 to $1,287,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 17.3% to 26.0%, respectively. The increase in research and development expenses was due primarily to increased personnel and consulting costs associated with the continued development of the S-PLUS product line.

General and administrative expenses increased 21.4% from $589,000 in the second quarter of fiscal 1996 to $715,000 in the second quarter of fiscal 1997, and increased as a percentage of total revenues from 10.7% to 14.4%, respectively. The increase in overall general and administrative expenses was primarily attributable to fluctuations in international exchange rate transactions and, to a lesser extent, increased legal fees and the addition of personnel from the AcroScience Corporation acquisition in the second quarter of fiscal 1997. The Company recorded exchange rate gains of $30,000 in the second quarter of fiscal 1996 compared to exchange rate losses of $54,000 in the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, totaling $3,916,000 at December 31, 1996, decreased $1,038,000 during the six month period ended December 31, 1996 from $4,954,000 at June 30, 1996. The negative cash flow resulted primarily from cash used in operating activities of approximately $696,000 and purchases of property and equipment of approximately $449,000, offset by proceeds received from the exercise of stock options of approximately $235,000.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's financial reserves are represented by cash and cash equivalents as of December 31, 1996. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts receivable or $1,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 1/2%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 1,1997. There were no amounts outstanding under the line as of December 31, 1996.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 36.1% of the Company's total revenues in fiscal 1995, approximately 32.5% of the Company's total revenues in fiscal 1996 and approximately 33.5% for the six months ended December 31, 1996, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed as a part of the most recent version of Mathcad, contains certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


UNCERTAINTIES REGARDING PROTECTION OF PROPRIETARY TECHNOLOGY; UNCERTAINTIES REGARDING PATENTS. The Company believes that while the mathematical calculations performed by the Company's software are not proprietary, the speed and quality of displaying the computation and the ease of use are unique to MathSoft's products. The Company's success will depend, in part, on its ability to aggressively protect the proprietary aspects of its products. The Company seeks to protect these proprietary aspects of its products principally through a combination of patents, contract provisions and copyright, trademark and trade secret laws. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology. Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, the use of patents to protect software has increased and there may be pending or issued patents of which the Company is not aware that the Company may need to license or challenge at significant expense. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


 ITEM 2. CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

         (c) On November 26, 1996 the Company acquired all of the outstanding capital stock of AcroScience Corporation, a Washington corporation ("AcroScience"). As a part of the transaction, the former stockholders of AcroScience received a total of 250,000 shares of the Company's common stock (the "Shares") in exchange for all of the outstanding shares of AcroScience. The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in
             Section 4(2) thereof. In connection with this issuance, the AcroScience stockholders made certain representations to the Company as to their investment intent, level of sophistication and access to information. The Shares issued were subject to restrictions on transfer absent registration under the Act or an exemption therefrom.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) An Annual Meeting of the Stockholders of the Company was held on November 8, 1996.

         (b) Not applicable.

         (c) At the meeting, the Stockholders of the Company voted:

               (i) to elect Charles H. Federman as a Class I director, to serve for a three-year term (until the Annual Meeting of Stockholders in 1999) (7,259,281 shares in favor; 22,235 shares withheld; 0 shares abstaining; and 0 shares unvoted);

              (ii)  to amend the Company's Amended and Restated 1992 Stock
                    Plan to increase the number of shares of Common Stock available for issuance under the plan from 2,150,000 shares to 2,550,000 shares, and to permit grants thereunder to comply with Section 162(m) of the Internal Revenue Code. (5,658,812 shares in favor; 903,028 shares against; 15,900 shares abstaining; and 703,776 shares unvoted);

             (iii) to ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending June 30, 1997 (7,256,302 shares in favor; 20,069 shares against; 5,145 shares abstaining; and 0 shares unvoted).

         (d) Not applicable.

                         MATHSOFT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               10.1 Software License Agreement dated February 18, 1996 between the Company and Lucent Technologies Inc. *

               27.1 Financial Data Schedule.

         (b) Reports on Form 8-K:

                    The Company filed a current Report on Form 8-K dated January 14, 1997 reporting second quarter results.





* Confidential treatment requested as to certain portions.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MATHSOFT, INC.




Dated:  February 14, 1997        By  /s/ Charles J. Digate
                                 -------------------------
                                 Charles J. Digate
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)




Dated:  February 14, 1997        By  /s/ Robert P. Orlando
                                 -------------------------
                                 Robert P. Orlando
                                 Vice President Finance and Administration,
                                 Chief Financial Officer, Treasurer, and Clerk
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10.1 Software License Agreement dated February 18, 1996 between the Company and Lucent Technologies Inc. *

27.1                Financial Data Schedule.





* Confidential treatment requested as to certain portions.