Form 10-Q/A
period 1996-12-31
MATHSOFT INC
filed 1997-04-16
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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

AS OF FEBRUARY 5, 1997 THERE WERE 8,978,097 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE OUTSTANDING.

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q, dated April 16, 1997 (the "Report"), is being filed to refile the Software License Agreement dated February 18, 1996 between the Company and Lucent Technologies Inc. included as Exhibit 10.1 to the Report in accordance with the Company's amended request for confidential treatment of certain portions of the Software License Agreement dated February 18, 1996 between the Company and Lucent Technologies Inc. Such Exhibit 10.1 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX
                                  -------------

     The following exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

     Exhibit
     Number                                 Description
     ------                                 -----------


     10.1# Software License Agreement dated February 18, 1996 between the Company and Lucent Technologies, Inc.*

     27.1(beta)      Financial Data Schedule

-----------------

#      Filed herewith.
*      Confidential Treatment granted as to certain portions.
(beta) Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal year quarter December 31, 1996.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MATHSOFT, INC.



Dated:  April 16, 1997              By:  /s/ Charles J. Digate
                                         ---------------------
                                    Charles J. Digate
                                    Chairman, President Chief Executive
                                    Officer
                                    (Principal Executive Officer)


Dated:  April 16, 1997              By:  /s/ Robert P. Orlando
                                         ---------------------
                                    Robert P. Orlando
                                    Vice President Finance and
                                    Administration, Chief Financial
                                    Officer, Treasurer and Clerk
                                    (Principal Financial and Accounting
                                    Officer)