Form 10-Q
period 1997-03-31
MATHSOFT INC
filed 1997-05-14
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                       YES   X         NO
                            ---

AS OF APRIL 28, 1997 THERE WERE 9,005,664 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION:

   Item 1. Consolidated Condensed Financial Statements

         - Consolidated Condensed Balance Sheets as of
           March 31, 1997 and June 30, 1996                                 3-4

         - Consolidated Condensed Statements of Operations for the Three
           and Nine Month Periods Ended March 31, 1997 and 1996              5

         - Consolidated Condensed Statements of Cash Flows for the
           Nine Month Periods Ended March 31, 1997 and 1996                 6-7

         - Notes to Consolidated Condensed Financial Statements             8-9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-14

           Cautionary Statements                                           15-18


PART II. OTHER INFORMATION:


   Item 6. Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                  20

                       MATHSOFT, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                    ASSETS
                                 (UNAUDITED)

                                                                    MARCH 31,          JUNE 30,
                                                                      1997               1996
                                                                   ----------        -----------
CURRENT ASSETS:
     Cash and cash equivalents                                     $3,252,794        $ 4,954,416
     Accounts receivable and other receivables, less
         reserves of approximately $1,106,000  at
         March 31, 1997 and $776,000 at June 30, 1996               3,388,409          3,881,568
     Inventories                                                      433,552            547,892
     Prepaid expenses                                                 434,429            381,638
                                                                   ----------        -----------
            Total current assets                                    7,509,184          9,765,514
                                                                   ----------        -----------

PROPERTY AND EQUIPMENT, AT COST:
     Computer equipment and software                                4,257,642          4,052,662
     Property and equipment under capital lease                       436,337                  0
     Furniture and fixtures                                           981,745            968,644
     Leasehold improvements                                           626,890            621,354
                                                                   ----------        -----------
                                                                    6,302,614          5,642,660
     Less - Accumulated depreciation and amortization               4,678,347          4,044,072
                                                                   ----------        -----------
                                                                    1,624,267          1,598,588

OTHER ASSETS:
     Purchased technology, net of accumulated amortization
          of approximately $2,667,000 at March 31, 1997 and
          $2,505,000 at June 30, 1996                                 341,441            504,006
     Other assets                                                      73,568             31,044
                                                                   ----------        -----------
                                                                      415,009            535,050
                                                                   ----------        -----------
                                                                   $9,548,460        $11,899,152
                                                                   ==========        ===========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             MARCH 31,            JUNE 30,
                                                               1997                 1996
                                                           ------------         ------------
CURRENT LIABILITIES:
     Current portion of capital lease obligations          $    207,939         $     16,753
     Accounts payable                                         2,219,413            1,699,414
     Accrued expenses and other current liabilities           2,099,914            2,255,214
     Accrued restructuring, current portion                      10,975               13,316
     Deferred revenue                                         1,297,488            1,092,541
                                                           ------------         ------------
            Total current liabilities                         5,835,729            5,077,238
                                                           ------------         ------------
ACCRUED RESTRUCTURING, LESS CURRENT PORTION                      16,248               24,152
                                                           ------------         ------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                 190,710                2,694
                                                           ------------         ------------
ACCRUED RENT, LESS CURRENT PORTION                               23,594               36,372
                                                           ------------         ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized - 1,000,000 shares
         Issued and outstanding-none                                -                    -
     Common stock, $.01 par value-
         Authorized - 20,000,000 shares
         Issued and outstanding - 9,005,664 shares
          at March 31, 1997 and 8,579,262 shares at
         June 30, 1996                                           90,057               85,793
     Additional paid-in capital                              29,150,762           28,158,558
     Accumulated deficit                                    (25,688,026)         (21,474,509)
     Cumulative translation adjustment                          (70,614)             (11,146)
                                                           ------------         ------------
            Total stockholders' equity                        3,482,179            6,758,696
                                                           ------------         ------------
                                                           $  9,548,460         $ 11,899,152
                                                           ============         ============



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                       1997              1996              1997               1996
                                                   -----------        ----------       -----------        -----------
REVENUES:
     Software licenses                             $ 3,243,661        $4,465,985       $11,509,342        $13,735,917
     Services and other                                597,906           683,190         1,810,419          1,989,459
                                                   -----------        ----------       -----------        -----------
         Total revenues                              3,841,567         5,149,175        13,319,761         15,725,376
                                                   -----------        ----------       -----------        -----------

COST OF REVENUES:
     Software licenses                                 807,738           793,289         2,386,563          2,238,776
     Services and other                                191,632           242,719           595,623            707,101
                                                   -----------        ----------       -----------        -----------
         Total cost of revenues                        999,370         1,036,008         2,982,186          2,945,877
                                                   -----------        ----------       -----------        -----------
         Gross profit                                2,842,197         4,113,167        10,337,575         12,779,499
                                                   -----------        ----------       -----------        -----------

OPERATING EXPENSES:
     Sales and marketing                             2,592,123         2,388,362         7,599,768          7,258,467
     Research and development                        1,435,638         1,029,269         3,813,406          2,732,872
     General and administrative                        775,690           692,544         2,016,376          1,867,218
                                                   -----------        ----------       -----------        -----------
         Total operating expenses                    4,803,451         4,110,175        13,429,550         11,858,557
                                                   -----------        ----------       -----------        -----------

         INCOME (LOSS) FROM OPERATIONS              (1,961,254)            2,992        (3,091,975)           920,942

INTEREST INCOME, NET                                    44,598            57,422           124,321            137,399
                                                   -----------        ----------       -----------        -----------
          INCOME (LOSS) BEFORE PROVISION
               FOR INCOME TAXES                     (1,916,656)           60,414        (2,967,654)         1,058,341

PROVISION FOR INCOME TAXES                              12,658            11,084            28,240             32,554
                                                   -----------        ----------       -----------        -----------
         NET INCOME (LOSS)                         $(1,929,314)       $   49,330       $(2,995,894)       $ 1,025,787
                                                   ===========        ==========       ===========        ===========

NET INCOME (LOSS) PER COMMON
     AND COMMON EQUIVALENT SHARE                   $     (0.21)       $     0.01       $     (0.34)       $      0.11
                                                   ===========        ==========       ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES
     OUTSTANDING                                     8,977,144         9,638,673         8,786,450          9,431,629
                                                   ===========        ==========       ===========        ===========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                  1997               1996
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(2,995,894)        $ 1,025,787
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities -
     Depreciation and amortization                                798,158             780,920
     Changes in assets & liabilities-
      Accounts receivable and other receivables                   493,159          (2,109,882)
      Inventories                                                 121,180            (230,598)
      Prepaid expenses                                            (52,791)           (116,480)
      Accounts payable                                            512,490           1,501,536
      Accrued expenses and other current liabilities             (788,220)         (1,210,497)
      Deferred revenue                                            204,947            (134,620)
                                                              -----------         -----------
       Net cash used in operating activities                   (1,706,971)           (493,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short-term investments                                    0             448,618
  Purchases of property and equipment                            (641,551)           (834,913)
  Increase in deposits and other assets                           (41,992)            (22,621)
  Cash acquired from the TriMetrix, Inc. acquisition                    0              27,849
  Cash acquired from the AcroScience Corp. acquisition              9,691                   0
                                                              -----------         -----------
        Net cash used in investing activities                    (673,852)           (381,067)
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                       (16,000)                  0
  Payments on long-term debt                                            0             (73,188)
  Payments on capital lease obligations                           (63,389)            (65,240)
  Proceeds from  capital lease obligations                        442,590                   0
  Proceeds from exercise of stock options & warrants              375,468             261,588
  Net proceeds from sale of common stock                                0           2,940,463
                                                              -----------         -----------
      Net cash provided by financing activities                   738,669           3,063,623

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                         (59,468)            (37,191)
                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                          (1,701,622)          2,151,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  4,954,416           3,486,329
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,252,794         $ 5,637,860
                                                              ===========         ===========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                  MARCH 31,
                                                            1997           1996
                                                           -------       -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid during the period for-
            Interest                                       $ 3,636       $ 6,275
                                                           =======       =======
            Income taxes                                   $35,770       $32,554
                                                           =======       =======


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

     In November 1995, the Company acquired 100% of the outstanding stock of TriMetrix, Inc. in exchange for 219,997 shares of common stock of the Company. This acquisition was accounted for as a pooling of interests.

     In November 1996, the Company acquired 100% of the outstanding stock of AcroScience Corporation in exchange for 250,000 shares of common stock of the Company. This acquisition was accounted for as a pooling of interests.













              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     MARCH 31,            JUNE 30,
                                       1997                1996
                                     --------            --------
Materials and supplies               $ 75,632            $162,627
Finished goods                        357,920             385,265
                                     --------            --------
                                     $433,552            $547,892
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



4. ACQUISITION OF ACROSCIENCE CORPORATION (CONTINUED)

For financial reporting purposes, the periods preceding the acquisition have not been restated, as the acquisition of AcroScience Corporation was not material to the consolidated financial statements.

5. NEW ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The company will adopt this statement for its fiscal year ending June 30, 1997 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Month Period Ended March 31, 1996 Compared with the Three Month Period Ended March 31, 1997.

RESULTS OF OPERATIONS

Total revenues decreased 25.4% from $5,149,000 in the third quarter of fiscal 1996 to $3,842,000 in the third quarter of fiscal 1997. The decrease in total revenues was primarily attributable to a worldwide decrease in both new license revenue and upgrade revenue generated by the Company's core product, Mathcad for Windows. The decrease in total revenues was partially offset by revenue generated by the release of Mathcad 6.0 for Macintosh in November 1996 and revenue generated by the StudyWorks! product line released in June 1996. Mathcad
6.0 for Windows, released in July 1995, generated upgrade revenue of $950,000 in the third quarter of fiscal 1996 compared to upgrade revenue of $200,000 in the third quarter of fiscal 1997, a decrease as a percentage of total revenues from 18.5% to 5.2%, respectively, as the Mathcad 6.0 for Windows upgrade cycle draws to a close. Worldwide Mathcad for Windows non-upgrade product line sales decreased 37.5% from $1,724,000 in the third quarter of fiscal 1996 to $1,077,000 in the third quarter of fiscal 1997 and decreased as a percentage of total revenues from 33.5% in the third quarter of fiscal 1996 to 28.0% in the third quarter of fiscal 1997. The decrease in worldwide Mathcad for Windows non-upgrade product line sales was primarily attributable to anticipation in the Company's sales distribution channel of the next major release of the Company's flagship Mathcad product and decreasing sell-through of the older Mathcad 6.0 for Windows release.

Worldwide S-PLUS product line and services revenue decreased 5.0% from $1,613,000 in the third quarter of fiscal 1996 to $1,532,000 in the third quarter of fiscal 1997, and increased as a percentage of total revenues from 31.3% in the third quarter of fiscal 1996 to 39.9% in the third quarter of fiscal 1997. Total international revenues attributable to sales of all Company and third party product lines decreased 27.2% from $1,986,000 in the third quarter of fiscal 1996 to $1,446,000 in the third quarter of fiscal 1997, and decreased as a percentage of total revenues from 38.6% in the third quarter of fiscal 1996 to 37.6% in the third quarter of fiscal 1997.

Total cost of revenues decreased 3.6% from $1,036,000 in the third quarter of fiscal 1996 to $999,000 in the third quarter of fiscal 1997, and increased as a percentage of total revenues from 20.1% to 26.0%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a reduction of inventory reserves in the third quarter of fiscal 1996 based on an evaluation of actual inventory exposure and reserve requirements. In contrast, the Company increased inventory reserves in the third quarter of fiscal 1997 to adequately cover inventory exposure in the sales distribution channel. In addition, fixed costs such as amortization

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

of purchased technology and royalties were allocated over a lower revenue base in the third quarter of fiscal 1997.

Sales and marketing expenses increased 8.5% from $2,388,000 in the third quarter of fiscal 1996 to $2,592,000 in the third quarter of fiscal 1997, and increased as a percentage of total revenues from 46.4% to 67.5%, respectively. The increase in overall sales and marketing expenses was primarily attributable to additional headcount and related costs in the domestic sales and marketing functions for the S-PLUS product line. International sales and marketing expenses decreased from $609,000 in the third quarter of fiscal 1996 to $593,000 in the third quarter of fiscal 1997.

Research and development expenses increased 39.6% from $1,029,000 in the third quarter of fiscal 1996 to $1,436,000 in the third quarter of fiscal 1997, and increased as a percentage of total revenues from 20.0% to 37.4%, respectively. The increase in research and development expenses was due primarily to increased personnel and consulting costs associated with the continued development of the S-PLUS product line.

General and administrative expenses increased 12.0% from $693,000 in the third quarter of fiscal 1996 to $776,000 in the third quarter of fiscal 1997, and increased as a percentage of total revenues from 13.5% to 20.2%, respectively. The increase in overall general and administrative expenses was primarily attributable to fluctuations in international exchange rate transactions. The Company recorded exchange rate losses of $49,000 in the third quarter of fiscal 1996 compared to exchange rate losses of $106,000 in the third quarter of fiscal 1997.


Nine Month Period Ended March 31, 1996 Compared with the Nine Month Period Ended March 31, 1997.

RESULTS OF OPERATIONS

Total revenues decreased 15.3% from $15,725,000 for the nine month period ended March 31, 1996 to $13,320,000 for the comparable period in fiscal 1997. The decrease in total revenues was primarily attributable to a worldwide decrease in both new license revenue and upgrade revenue generated by the Company's core product, Mathcad for Windows, and to a lesser extent, a decrease in sales of Electronic Books, which work with Mathcad. The decrease in total revenues was partially offset by revenue generated by the release of Mathcad 6.0 for Macintosh in November 1996, revenue

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

generated by the StudyWorks! product line released in June 1996 and revenue generated from the Axum product line acquired in the second quarter of fiscal 1996. Mathcad 6.0 for Windows, released in July 1995, generated upgrade revenue of $3,945,000 for the nine month period ended March 31, 1996 compared to upgrade revenue of $870,000 for the comparable period in fiscal 1997, a decrease as a percentage of total revenues from 25.1% to 6.5%, respectively, as the Mathcad
6.0 for Windows upgrade cycle draws to a close. Worldwide Mathcad for Windows non-upgrade product line sales decreased 6.4% from $5,466,000 for the nine month period ended March 31, 1996 to $5,114,000 for the comparable period in fiscal 1997 and increased as a percentage of total revenues from 34.8% to 38.4%, respectively. The decrease in worldwide Mathcad for Windows non-upgrade product line sales was primarily attributable to decreasing sell-through of the older Mathcad 6.0 for Windows release.

Worldwide S-PLUS product line and services revenue decreased 2.5% from $4,409,000 for the nine month period ended March 31, 1996 to $4,297,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 28.0% to 32.3%, respectively. Total international revenues attributable to sales of all Company and third party product lines decreased 8.4% from $5,055,000 for the nine month period ended March 31, 1996 to $4,628,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 32.1% to 34.7%, respectively.

Total cost of revenues increased 1.2% from $2,946,000 for the nine month period ended March 31, 1996 to $2,982,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 18.7% to 22.4%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a reduction of inventory reserves for the nine month period ended March 31, 1996 based on an evaluation of actual inventory exposure and reserve requirements. A similar reduction was not required for the comparable period in fiscal 1997. In addition, fixed costs such as amortization of purchased technology and royalties were allocated over a lower revenue base for the nine month period ended March 31, 1997.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Sales and marketing expenses increased 4.7% from $7,258,000 for the nine month period ended March 31, 1996 to $7,600,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 46.2% to 57.1%, respectively. The increase in overall sales and marketing expenses was primarily attributable to expenses incurred related to the launch of both the StudyWorks! product line and Mathcad 6.0 for Macintosh in addition to additional headcount and related costs in the domestic sales and marketing functions for the S-PLUS product line. International sales and marketing expenses increased from $1,720,000 for the nine month period ended March 31, 1996 to $1,791,000 for the comparable period in fiscal 1997.

Research and development expenses increased 39.5% from $2,733,000 for the nine month period ended March 31, 1996 to $3,813,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 17.4% to 28.6%, respectively. The increase in research and development expenses was due primarily to increased personnel and consulting costs associated with the continued development of the S-PLUS product line, as well as the addition of personnel from the both the TriMetrix, Inc. and AcroScience Corporation acquisitions.

General and administrative expenses increased 8.0% from $1,867,000 for the nine month period ended March 31, 1996 to $2,016,000 for the comparable period in fiscal 1997, and increased as a percentage of total revenues from 11.9% to 15.1%, respectively. The increase in overall general and administrative expenses was primarily attributable to fluctuations in international exchange rate transactions. The Company recorded exchange rate losses of $14,000 for the nine month period ended March 31, 1996 compared to exchange rate losses of $159,000 for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, totaling $3,253,000 at March 31, 1997, decreased $1,701,000 during the nine month period ended March 31, 1997 from $4,954,000 at June 30, 1996. The negative cash flow resulted primarily from cash used in operating activities of approximately $1,707,000 and purchases of property and equipment of approximately $642,000, offset by proceeds received from the exercise of stock options of approximately $375,000 and proceeds from capital lease equipment financing of approximately $443,000.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's financial reserves are represented by cash and cash equivalents as of March 31, 1997. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts receivable or $1,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 1/2%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 1,1997. As of March 31, 1997, the Company was in default on various financial covenants. The Company is currently in the process of renegotiating these covenants. There were no amounts outstanding under the line as of March 31, 1997.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts, and substantially all of its product revenues in each quarter result from software licenses issued in that quarter, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


RISKS ASSOCIATED WITH ACQUISITIONS  (CONTINUED).
write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RISKS ASSOCIATED WITH DIVESTITURES. The Company's product offerings presently may be divided between two principal product families - those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets, and its S-PLUS offerings, marketed primarily to professionals needing statistical analysis tools.

In setting strategic goals to maximize shareholder value, the Company from time to time considers the options of divesting itself of one product family or the other, or product lines within a given family, to concentrate its focus on the business opportunity associated with the remaining product family or product lines.

At the present time, the Company is not party to any agreement relating to the sale of either of its product families or product lines within such families, but it may elect to pursue such options at any time. If the company were to consummate such a sale, there can be no assurance that it would receive returns from such sale that investors in the Company would consider attractive.

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales force and internationally through third party resellers and distributors. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail (for upgrades to the Company's installed base). Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 36.1% of the Company's total revenues in fiscal 1995, approximately 32.5% of the Company's total revenues in fiscal 1996 and approximately 34.0% for the nine months ended March 31, 1997, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed as a part of the most recent version of Mathcad, contains certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci division's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or be able to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


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

                         MATHSOFT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

                27.1  Financial Data Schedule.

        (b) Reports on Form 8-K:

                      The Company filed a current Report on Form 8-K dated April 2, 1997 updating expected third quarter results.

                      The Company filed a current Report on Form 8-K dated April 3, 1997 updating expected fourth quarter results.

                      The Company filed a current Report on Form 8-K dated April 24, 1997 reporting third quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MATHSOFT, INC.




Dated:  May 15, 1997            By  /s/ Charles J. Digate
                                -------------------------
                                Charles J. Digate
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)




Dated:  May 15, 1997            By  /s/ Robert P. Orlando
                                -------------------------
                                Robert P. Orlando
                                Vice President Finance and Administration,
                                Chief Financial Officer, Treasurer, and Clerk
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

27.1                                Financial Data Schedule.