Form 10-K
period 1997-06-30
MATHSOFT INC
filed 1997-09-29
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1997

Commission file number 0-020992



                                 MATHSOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                      04-2842217
----------------------------------                         ----------------
   (State or other jurisdiction                            (I.R.S. employer
 of incorporation or organization)                          identification)

101 MAIN STREET, CAMBRIDGE, MASSACHUSETTS                       02142
--------------------------------------------               ----------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code (617) 577-1017

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,493,478 as of September 3, 1997 (computed by reference to the closing price of such stock on the Nasdaq Small Cap Market). The number of shares of common stock, $.01 par value, outstanding as of September 3, 1997 was 9,019,745.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Specified portions of the 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts II and IV hereof.

       The information required in response to Part III hereof is incorporated by reference to the specified portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on December 12, 1997.

ITEM 1. BUSINESS.

                                     General

       MathSoft, Inc. ("MathSoft" or the "Company") develops, markets and supports software productivity tools for the technical calculation and data analysis markets comprised of professionals, researchers, students and educators.

       Mathcad(R), the Company's principal technical calculation product, was first released in fiscal 1987 and can be used by desktop and laptop computer users to perform calculations from the simple to the elaborate, and then document the results. Mathcad offers technical professionals, educators, and students an interactive, intuitive, easy-to-modify alternative to their traditional calculation methods such as pencil and paper, scratchpads and calculators.

       The market for technical calculation software includes technical professionals, such as electrical, mechanical and civil engineers, scientists, mathematicians, researchers, technicians and analysts, as well as educators and students who regularly are required to perform technical calculations. These users often refer to a wide range of published materials containing formulas or data which can be used in solving technical problems.

       In 1992, the Company expanded its technical calculation software product line by introducing Electronic Books as add-on products to Mathcad. These books deliver extensive off-the-shelf technical information, such as formulas and data, which is critical to technical problem solving. Through the use of MathSoft's proprietary "live document interface(TM)" these books provide the Mathcad user with on-screen access to interactive technical information. This enables a Mathcad user to either perform calculations in the book itself or transfer formulas, data and results to Mathcad for instant calculation and analysis. The Company is delivering electronic versions of industry-leading reference works from nationally and internationally recognized publishers, in addition to internally authored works. In addition, the Company licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products.

       In May 1993, the Company opened an International office located in the United Kingdom to broaden distribution of its products. In fiscal 1997, international sales of all technical calculation and data analysis software products and services represented 34.0% of total revenues.

       In June 1993, the Company introduced a new product line through its wholly-owned subsidiary, Statistical Sciences, Inc., now referred to as MathSoft's Data Analysis Products Division ("DAPD"). DAPD develops and markets advanced data analysis software products and services based on "S", a computer language designed for statistics applications. DAPD's principal product is S-PLUS(R), an interactive computing environment which provides both a full-featured graphical data analysis system and an object-oriented language. The Company acquired this business on June 30, 1993, through the acquisition of substantially all of the assets and business of Statistical Sciences, Inc., a Washington corporation. In fiscal 1997, worldwide sales of data analysis products and services represented 30.9% of total revenues.

       The market for data analysis software consists principally of professional and academic scientists, engineers, statisticians and business analysts. Data analysis products are used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

       In November 1995, the Company acquired 100% of the outstanding stock of TriMetrix(R), Inc. ("TriMetrix"), a Washington corporation, in a business combination accounted for as a pooling of interests. As a result of the business combination, TriMetrix became a wholly owned subsidiary of the Company. MathSoft complemented its technical calculation product line with the addition of Axum(R), a Windows-based technical charting and data analysis product acquired with TriMetrix, which transforms, manipulates and sorts data sets to perform both simple and advanced analysis. Axum has been redesigned to link seamlessly with Mathcad and is the technological foundation for the most recent release of S-PLUS, S-PLUS 4.0, announced in June 1997.

       In June 1996, the Company released StudyWorks!(TM) for Math and StudyWorks!(TM) for Science targeted specifically toward high school and non-engineering college students and educators. Both StudyWorks products offer an interactive learning environment and assist students in both mastering math and science concepts and creating professional looking homework and lab reports in addition to allowing both educators and students the ability to collaborate on projects. In September 1996, the Company announced the release of StudyWorks!(TM) Schools, an instructional edition of the StudyWorks for Math and StudyWorks for Science software, which offers teachers a tools-based, interactive teaching and learning environment.

       In November 1996, the Company acquired 100% of the outstanding stock of acroScience Corporation ("acroScience"), a Washington corporation, in a business combination accounted for as a pooling of interests. As a result of the business combination, acroScience became a wholly owned subsidiary of the Company. MathSoft integrated visual modeling and programming technology acquired with acroScience into its technical calculation product line's latest release of Mathcad, Mathcad 7 for Windows, released in June 1997.

       In April 1997, the Company expanded its data analysis product line by introducing MathSoft StatServer(TM), a warehouse-independent platform for distributing statistical analysis and graphics to business professionals and analysts over company Intranets. StatServer uses the S-PLUS technology to create deployable intelligent analytics for an organization and integrates with existing data storage and desktop applications.

       The Company's goals are to continue to meet the expanding calculation and data analysis needs of technical professionals, to provide students and educators with software tools that can be used for learning and for solving real-world problems and to develop new products for the growing needs of businesses. The Company will continue to broaden the appeal for all of its products to existing and new markets through technological innovation, in such areas as ease-of-use, mathematical power, graphics and deployability, and to continue to expand its distribution as new products for new markets are introduced.

       The Company was incorporated in Massachusetts in October, 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986. The Company's principal executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142, and its telephone number is (617) 577-1017.

                                    Products

Technical Calculation Software Products

       MathSoft publishes a range of technical calculation and software products which allow users to perform calculations and create publication-quality documents on personal computers. Its principal product in this category, Mathcad, is to technical professionals what spreadsheets have proven to be for business professionals. Mathcad can be used by desktop computer users to perform technical calculations, from the simple to the elaborate. An innovative feature of Mathcad is its ability to allow the user to electronically access and manipulate formulas and data available in the Company's Electronic Books and Function Packs. Electronic Books provide on-screen libraries of industry-leading reference works, user guides, solution templates, and educational materials while Function Packs provide additional functionality for advanced users. StudyWorks, the most recent addition to the Mathcad product line, was designed as an integrated learning tool combining math, text, graphs and graphics for the high school and college market. StudyWorks helps students master math and science concepts, get better grades and create professional-looking homework and lab reports.

       Mathcad

       Mathcad's broad appeal lies in its use of MathSoft's proprietary "live document interface" technology. This permits users to calculate on a computer in much the same way that they would on a scratchpad where equations can be written anywhere, using real math notation, and erased, changed and moved. A scratchpad can show a variety of expressions such as formulas, words, graphs, data, equations and pictures. Mathcad works in a similar free-form manner by literally turning a computer screen into a live worksheet and therefore provides a very intuitive interface to perform a wide range of numeric or symbolic calculations, but Mathcad has one distinct advantage over a real scratchpad -- it calculates.

       When using Mathcad, the computer screen initially appears blank like a scratchpad. Using the keyboard and the mouse, the user begins by placing the cursor anywhere on the screen and starts typing. To create a formula, the user types keystrokes (+, /, *, etc.) or uses a mouse to click on a symbol palette. As the user types, Mathcad automatically formats the formulas in standard mathematical notation and instantly calculates the results. To create a graph, the user selects the graph symbol from the palette and defines the parameters of the graph. As with an electronic spreadsheet, Mathcad instantly updates results as changes to variables or formulas are made. Text may be added anywhere. Multi-page presentation quality documents can be printed, complete with text, graphics, tables and equations. It's free-form interactive environment makes Mathcad ideal for formulating ideas, setting up problems and evolving solutions and sharing both the process and the results through printed documents, e-mail, and the World Wide Web.

       Mathcad is used as a calculator for simple formulas, as a more elaborate solver for equations formally linked within a "live document", as a technical report generator, as a live charting facility, and as a mathematical teaching environment. Mathcad also provides an interface to on-line technical reference works. Mathcad performs numeric and symbolic calculations in the real and complex domain, solves systems of linear and non-linear equations, and performs iterative calculations.

       Electronic Books

       An extension of the Mathcad product line, Electronic Books deliver information and solutions in an interactive form to Mathcad users. Electronic Books provide the user with on-screen libraries of technical data combined with Mathcad's capacity to utilize and manipulate the raw data through its "live document interface". This enables the user to search the book for material, use hyperlinks to jump to related sections within the work, and calculate problems and manipulate data using formulas and data contained in the work. A key feature of MathSoft's Electronic Books is that the material is live and interactive, enabling a Mathcad user to apply the formulas or data from the book either by performing calculations in the book itself or by transferring the formulas or data, or results, to Mathcad for calculation and analysis. Without the Electronic Book, the user must manually key in entire formulas from published sources before using the software to solve equations. The book may contain reference information (e.g., the properties of various materials and standard formulas), solutions for standard engineering problems, tutorials on selected topics, or educational courseware. Additionally, Mathcad's "live document interface" supports the inclusion of sound and video components.

       In addition to internally authored works, the Company delivers electronic versions of industry-leading reference works from nationally and internationally recognized publishers. The agreements by which the Company licenses content for Electronic Books from publishers typically provide for a non-exclusive license at an agreed upon royalty rate, and continue for a term of five to seven years unless extended by mutual agreement.

       The Company also licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products. Users are not required to use Mathcad to access these interactive Electronic Books.

       Function Packs

       Function Packs provide additional functionality to Mathcad in the areas of signal processing, data analysis, statistics and graphics. Once installed, the functions are seamlessly integrated with the Mathcad function set allowing the user to see results immediately and explore the effects of changing parameters in mathematical routines.

       Axum

       In November 1995, the Company acquired 100% of the outstanding stock of TriMetrix, Inc., a software company located in Seattle, Washington and the developer of Axum software. Axum is a Windows-based advanced technical graphing and data analysis software which offers scientists and engineers in the technical professional market, including Mathcad users, the advanced charting tools needed for creating compelling, highly visual presentations and publication-quality documents. Users can transform, manipulate and sort data sets to perform both simple and advanced analysis. Axum has also been redesigned to link seamlessly with Mathcad.

       StudyWorks

       StudyWorks!(TM) for Math and StudyWorks!(TM) for Science, productivity software for high school and college students and their teachers, was designed as a rich learning environment that helps students understand math and science problems, complete and check a variety of solutions, and print out great looking lab reports and homework papers. It also contains a section to help users prepare for the SAT II tests. Each product is a three-in-one combination of an application, rich interactive content and a unique two-way internet access. StudyWorks is based on a powerful graphical calculation and document preparation tool and includes rich multimedia encyclopedias of math and science formulas and key concepts in algebra, geometry, earth science, chemistry, pre-calculus, physics, calculus and statistics. Users also receive built-in links to the Company's StudyWorks home page which allows high school students, college students and teachers to participate in virtual study groups and discussion forums, pick up Homework Hints and link to related sites on the World Wide Web.

       StudyWorks!(TM) for Schools, released in September 1996, was designed as the instructional edition complement to the Company's StudyWorks for Math and StudyWorks for Science software products. StudyWorks for Schools allows teachers to integrate software and distance learning approaches into their current math and science curriculum and provide students with an "active-learning", content-rich learning tool. StudyWorks for Schools integrates seamlessly with existing curricula, works with graphing calculators, includes a content-rich math and science reference library, and comes with a Teachers Resource Guide featuring sample lesson plans, classroom presentations, lab and homework exercises and tips for maximizing the use of the technology. It also connects teachers and students to each other via the Web-based Collaboratory(TM) for a variety of distance learning applications, including virtual study groups, on-line tutoring, and the dissemination of class or lab notes, problem sets, exams and solutions.

Data Analysis Software Products

       S-PLUS

       On June 30, 1993, the Company acquired substantially all of the assets of Statistical Sciences, Inc., a software company located in Seattle, Washington. The Company's principal product in this category, S-PLUS, is an advanced, exploratory data analysis and statistical data mining solution for technical and business professionals who need sophisticated analysis and visualization capabilities. Based on the object-oriented "S" programming language licensed from Lucent Technologies Inc., S-PLUS enables users to perform exploratory data analysis, graphics, statistics, visualization and mathematical computing in the Windows and UNIX environments. The primary advantage of S-PLUS lies within the "S" Language. The "S" language is the only modern object-oriented language created specifically for data visualization and exploration, statistical modeling and programming with data. This interactive language environment gives users immediate feedback at every stage of their analysis.

       Modules

       To complement S-PLUS, the Company offers add-on modules that work with S-PLUS and provide additional "S" language functions for specialized data analysis purposes.

       StatServer

       In April 1997, the Company expanded its data analysis product line by introducing MathSoft StatServer(TM). StatServer enables corporations to leverage existing client/server and Internet/Intranet technologies and deploy statistical expertise throughout an organization. StatServer is data warehouse-independent and integrates seamlessly with all standard database and data warehouse formats. The robust database support provides the tools for advanced analysis and data visualization of the most popular relational databases. With StatServer, basic statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques from a single and familiar client to understand or interpret key data sets. Using StatServer, professionals in diverse fields such as finance, biomedicine and manufacturing can use familiar tools such as Excel, Netscape or Powerbuilder to access corporate data resources and perform data analysis without becoming experts in statistics or users of statistical tools. StatServer moves beyond the capabilities of report writers, spreadsheet applications and stand-alone data analysis software, representing a significant advancement in decision support and data mining technology.

Marketing and Sales

       Technical Calculation Software Products

       The Company's market for technical calculation software products consists of two significant groups of end users: technical professionals and educators and students. End users within the technical professionals group span numerous fields and include electrical, mechanical and civil engineers, scientists, mathematicians, researchers, technicians and analysts. The education market consists of secondary, undergraduate and graduate educators and students in many technical disciplines. The Company's products are currently used as tools for diverse purposes from back-of-the envelope calculations to bridge design and genetic engineering.

       MathSoft reaches domestic customers of Mathcad primarily through a network of educational and commercial third party resellers and distributors. To complement this network, the Company has a domestic telesales organization focused on sales to the registered installed base as well as lead generation, prospect qualification and sales of site license agreements and network licenses. In addition, Mathcad upgrades are primarily marketed to the Company's registered installed base via direct mail. In fiscal 1997, domestic sales through distributor and reseller channels accounted for 57.9% of total domestic sales of technical calculation software products, with the balance of such sales through either installed base direct mail or the Company's telesales operations.

       Internationally, all technical calculation software products are marketed primarily through a network of resellers and distributors. Mathcad upgrades are marketed through distributors as well as to the registered installed base via direct mail. In fiscal 1997, international sales through resellers and distributors accounted for 99.3% of total international sales of technical calculation software products.

       Data Analysis Software Products

       The Company's market for data analysis products consists principally of professional and academic scientists, engineers and statisticians. The product is used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

       The Company reaches domestic customers of its data analysis products both through its domestic telesales organization and a new outside sales team. Leads are generated from advertising, vertical market list rentals and tradeshows, which are then pursued by the telesales organization.

       Internationally, the Company reaches customers of its data analysis products entirely through a network of resellers and distributors.

Customer Technical Support

       Technical Calculation Software Products

       MathSoft subcontracts customer technical support to its domestic customers by phone, fax and mail through a third party vendor located in Greely, Colorado. A technical support staff of engineers located in Cambridge is available to support the vendor in Colorado as well as to resolve the most difficult technical support issues. The Company provides this support free of charge to individual end-users. For corporate and academic network users, the Company provides this support free of charge for 30 days beginning with the first customer placed technical support request. Subsequent to this free support period, the Company offers a Premium Support Plan. The Company currently provides technical support for its StudyWorks products free of charge and additionally supports this product via the Company's home page on the World Wide Web.

       International customers who purchase product from distributors receive first line technical support from their respective local distributor. A technical support staff of engineers, located in the Company's United Kingdom sales and marketing office, is available to support the distributors.

       Data Analysis Software Products

       Technical support for the S-PLUS product line is provided to domestic customers by a staff of engineers located in Seattle. Support is only available to customers who purchase an annual maintenance and technical support plan.

       International customers who purchase products from distributors receive first line technical support from their respective local distributor. A technical support staff of engineers, located in the Company's United Kingdom sales and marketing office, is available to support the distributors.

Manufacturing and Distribution

       The Company utilizes several third party vendors to manufacture and distribute its products. This permits the Company to manage peak volumes customary in the software industry and to avoid having to maintain high fixed costs while experiencing daily fluctuations in order and customer contacts.

       The Company's practice is to ship its products promptly upon receipt of orders from its customers and, as a result, product backlog is not significant.

       Technical Calculation Software Products

       The Company subcontracts with a single independent third party vendor, located in Plymouth, Massachusetts, to manufacture all of its technical calculation software products and fulfill all of its domestic orders.

       With the exception of Mathcad upgrade orders generated by direct mail, the Company processes all domestic orders from its leased facilities located in Cambridge, Massachusetts. MathSoft subcontracts the processing of all Mathcad upgrade direct mail orders with an independent service company located in Chicago, Illinois.

       All international orders are processed by a third party vendor located in the United Kingdom that also provides warehousing and fulfillment services.

       Data Analysis Software Products

       The Company subcontracts with a third party vendor, located in Monroe, Washington, to manufacture all of its S-PLUS product line products. The Company warehouses inventory and processes and fulfills domestic orders internally out of its Seattle office. All international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Product Development

       MathSoft's research and development organization, divided between the Company's Cambridge, Massachusetts and Seattle, Washington locations, is responsible for software development, product documentation, and quality assurance. Its priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products for ease-of-use.

       MathSoft's development team consists of experts in software engineering, quality assurance, mathematics, statistics, engineering and documentation. In software engineering, MathSoft's professional staff has expertise in computer graphics, compiler design, user interface design and advanced Windows and Internet technologies.

       During the fiscal years ended June 30, 1997, 1996 and 1995, research and development costs charged to operations were $5,143,000, $3,659,000, and $3,059,000, respectively. The Company does not capitalize internal software development costs.

Competition

       The markets for technical calculation and data analysis software products are highly competitive. In the technical calculation software market, MathSoft considers its principal competition to include technical calculation software from companies providing specialized tools, such as The MathWorks, Waterloo Maple Software and Wolfram Research. In the data analysis market, the Company considers its principal competition to include statistical software products from such companies as SAS, SPSS and Visual Numerics. In both markets, the Company faces competition from companies providing competing software solutions, such as spreadsheets. The Company may also face new competition from potential entrants into the technical calculation and data analysis software markets and more focused competition from companies in related markets, such as providers of spreadsheet programs, which could add to or improve the technical calculation and data analysis functionality of their existing products.

       Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Although the Company believes it has a technological advantage over existing competitors in the technical calculation and the data analysis software markets, maintaining that advantage will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain such competitive advantage.

Intellectual Property Rights and Licenses

       MathSoft's software is proprietary and the Company attempts to protect it with copyrights, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. Generally, the Company's products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by MathSoft, the Company licenses all software and provides it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, MathSoft licenses its products to end users by use of a `shrink-wrap' license. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and inventions agreements with each of its key employees. The Company has been granted two patents and is aggressively pursuing patent protection. However, in those areas where the Company has no patent protection, judicial enforcement of copyright laws may be uncertain.

       Prior to fiscal 1994, the Company licensed, on a worldwide basis, MAPLE V Symbolic Algebra Software jointly from the University of Waterloo, Waterloo Maple Software, Inc. and two authors in exchange for ongoing royalty payments. In fiscal 1994, the Company was granted a non-exclusive worldwide perpetual license for this technology for inclusion in Mathcad and other products in exchange for a fixed royalty payment.

       The Company is the exclusive, worldwide licensee (subject to certain prior license grants) until February 18, 2002 of Lucent Technologies Inc. for the "S" programming language. Under the license, the Company has the exclusive right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the "S" programming language are the property of the Company. After February 18, 2002, the Company, at its election, may extend this exclusive license for five year terms in perpetuity, provided that the Company continues to comply with its obligations under the license. Although termination of this license could have a material adverse effect on the Company's operations as Lucent Technologies is the sole licensor of the "S" programming language, the Company is not presently aware of any circumstances which would prevent it from fulfilling its obligations under the license.

       Due to the rapid pace of technological change in the software industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, frequent product enhancements, name recognition, and ongoing reliable product maintenance and support.

       The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Employees

       As of June 30, 1997, the Company employed approximately 160 regular full-time and part-time employees, of which 15 were outside the United States. As necessary, the Company supplements its regular employees with temporary and contract personnel. As of June 30, 1997, the Company employed 8 temporary and contract personnel, of which 1 was outside the United States. None of the Company's regular employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

       Risks Associated with Divestitures. The Company's product offerings presently may be divided between two principal product families - those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets, and its S-PLUS offerings, marketed primarily to professionals needing statistical data analysis tools.

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

       Risks Associated with Distribution Channels. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales and outside sales force and internationally through third party resellers and distributors. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail (for upgrades to the Company's installed base). Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

       Risks Associated with International Operations. Sales outside North America accounted for approximately 36.1% of the Company's total revenues in fiscal 1995, approximately 32.5% of the Company's total revenues in fiscal 1996 and approximately 34.0% of the Company's total revenues in fiscal 1997, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

       Rapid Technological Change; Competition. The technical calculation software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. The Company, to remain successful, must be responsive to new developments in hardware and chip technology, operating systems, programming technology, Internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by retailers and consumers due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

       Uncertainties Regarding Protection of Proprietary Technology; Uncertainties Regarding Patents. The Company believes that while the mathematical calculations performed by the Company's software are not proprietary, the speed and quality of displaying the computation and the ease of use are unique to MathSoft's products. The Company's success will depend, in part, on its ability to protect the proprietary aspects of its products. The Company seeks to protect these proprietary aspects of its products principally through a combination of contract provisions and copyright, patent, trademark and trade secret laws. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology. Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, the use of patents to protect software has increased and there may be pending or issued patents of which the Company is not aware that the Company may need to license or challenge at significant expense. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

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


ITEM 2. PROPERTIES.

       The Company leases 34,562 square feet of office space at 101 Main Street, Cambridge, Massachusetts of which 23,350 square feet is occupied by the Company and 11,212 square feet is sublet to a third party. The terms of both the lease and sublease for office space are scheduled to terminate in October, 1999. A third party vendor provides warehousing services to meet the Company's needs. The Company also leases 13,848 square feet of office space and subleases 4,423 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September, 1999 and the sublease expires in March, 2000. In connection with the acquisition of acroScience, the Company assumed a lease on 1,740 square feet of office space in Boulder, Colorado which is scheduled to terminate in January 2000. The Company currently sublets this space to a third party, the term of which is scheduled to terminate in May 1998. The Company also leases 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space is scheduled to expire in March, 2000.

       The Company believes that its facilities are adequate for its needs. The Company does not consider the specific location of its offices to be material to its business.

ITEM 3. LEGAL PROCEEDINGS.

       The Company is not involved in any legal proceedings which could have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       Not applicable.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information set forth under the caption "Market Price of Common Stock" appearing in the Company's 1997 Annual Report to Stockholders, which appears as Exhibit 13.01, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

       The information set forth under the caption "Five Year Summary of Selected Consolidated Financial Data" appearing in the Company's 1997 Annual Report to Stockholders, which appears as Exhibit 13.01, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1997 Annual Report to Stockholders, which appears as
       Exhibit 13.01, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements for the Company appearing in the Company's 1997 Annual Report to Stockholders, which appears as
       Exhibit 13.01, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information set forth under the captions "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

       The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information set forth under the caption "Management and Principal Holders of Voting Securities" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as a part of this report:

              1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and Independent Auditors Report are incorporated in Item 8 of this report by reference to the Company's 1997 Annual Report to Stockholders.

              Report of Independent Public Accountants.

              Consolidated Balance Sheets as of June 30, 1997 and 1996.

              Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995.

              Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.

              Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.

              Notes to Consolidated Financial Statements.


              2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements of the Company.

              Schedule II Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


              3.     EXHIBITS.


              2.1 Asset Purchase Agreement, dated as of June 30, 1993 among the Registrant, Statistical Sciences, Inc., a Washington corporation, and the Stockholders listed on Schedule I thereto (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 30, 1993 and incorporated herein by reference).

              3.1 Third Restated Articles of Organization of the Company (filed as Exhibit 3.2 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              3.2    Amended and Restated By-laws of the Company (filed as
                     Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, file number 0-020992, and incorporated herein by reference).

              4.1 Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              4.2    Please refer to Article VI of Exhibit 3.1.

              10.1 Amended and Restated 1992 Stock Plan (filed as Exhibit 10.1 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.2   1987 Combination Stock Plan, as amended (filed as Exhibit
                     10.2 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.3   Form of Key Officer Stock Option Agreement (filed as
                     Exhibit 10.3 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.4 1992 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.5   1992 Non-Employee Director Stock Option Plan (filed as
                     Exhibit 10.5 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.6 Lease dated August 12, 1988, as amended to date, between Registrant and Jonathan G. Davis, Trustee of the Broadway/Hampshire Development Trust (filed as Exhibit 10.6 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.7 Third Party Software Distribution Agreement, dated January 30, 1989, as amended, between the Company, University of Waterloo, Waterloo Maple Software, Inc. et al. (filed as
                     Exhibit 10.7 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.8 Commitment Letter, dated August 28, 1992, between the Company and Silicon Valley Bank (filed as Exhibit 10.8 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.9 Third Schedule to the Series C Preferred Stock Purchase Agreement, dated as of June 29, 1989, among the Company and the Investors named in the First Schedule Annexed Thereto, regarding certain registration rights and related matters (filed as Exhibit 10.9 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.10 Distribution Agreement, dated as of June 18, 1987, between the Company and Micro D, Inc., a predecessor to Ingram Micro, Inc. (filed as Exhibit 10.10 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

              10.11 Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of August 17, 1993 (filed as
                     Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

              10.12 Lease Agreement with the Bartell Drug Co. (Landlord), dated as of June 22, 1990, together with Addendum Nos. A, B, C & D of even date and as amended by Addendum No. E dated December 9, 1992 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

              10.13 Software License Agreement with American Telephone & Telegraph Company, effective as of April 1, 1991, as amended February 18, 1993 (filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).*

              10.14 Distributor Agreement with Mathematical Systems Institute, Inc., dated August 24, 1990 (filed as Exhibit 10.14 to Annual Report of Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

              10.15 Distributorship Agreement dated as of March 1, 1994 between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit 10.15 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

              10.16 Perpetual Technology License dated as of March 1, 1994, as amended by Addendum No. 1 thereto dated as of March 25, 1994, between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit
                     10.16 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

              10.17 Line of Credit Agreement, dated January 11, 1996, between the Company and Fleet Bank of Massachusetts (filed as
                     Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, file number 0-020992, and incorporated herein by reference).

              10.18 Consulting Agreement dated March 26, 1996 between the Company and Allen M. Razdow (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, file number 0-020992, and incorporated herein by reference).

             10.19 Software License Agreement, dated February 18, 1996, between the Company and Lucent Technologies Inc. (filed as
                    Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, file number 0-020992, and incorporated herein by reference).*

             10.20 Amendment to Software License Agreement, dated September 25, 1997, between the Company and Lucent Technologies Inc.+

             11.1   Statement Regarding Computation of Per Share Earnings.

             13.01  1997 Annual Report to Stockholders.

             21.1   Subsidiaries of the Registrant.

             23.1   Consent of Arthur Andersen LLP.

             27.1   Financial Data Schedule.

             * Confidential treatment as to portions of the filed exhibit was previously granted.

             + Confidential treatment requested as to certain portions.

(b)    Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K dated April 24, 1997 reporting fiscal 1997 third quarter results.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MATHSOFT, INC.


September 29, 1997         By: /S/ CHARLES J. DIGATE
                               ------------------------------------------------
                                Charles J. Digate
                                Chairman, President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 29, 1997                    /S/ RICHARD A. D'AMORE
                                      ------------------------------------------
                                      Richard A. D'Amore
                                      Director


September 29, 1997                    /S/ CHARLES H. FEDERMAN
                                      -----------------------------------------
                                      Charles H. Federman
                                      Director


September 29, 1997                    /S/ ROBERT P. ORLANDO
                                      ------------------------------------------
                                      Robert P. Orlando
                                      Vice President Finance and Administration,
                                      Chief Financial Officer, Treasurer
                                      and Clerk


September 29, 1997                    /S/ JUNE L. ROKOFF
                                      ------------------------------------------
                                      June L. Rokoff
                                      Director

September 29, 1997                    /S/ STEVEN R. VANA-PAXHIA
                                      ---------------------------------------
                                      Steven R. Vana-Paxhia
                                      Director

                                  EXHIBIT INDEX




EXHIBIT NO.   DESCRIPTION

2.1 Asset Purchase Agreement, dated as of June 30, 1993 among the Registrant, Statistical Sciences, Inc., a Washington corporation, and the Stockholders listed on
              Schedule I thereto (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 30, 1993 and incorporated herein by reference).

3.1 Third Restated Articles of Organization of the Company (filed as Exhibit 3.2 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

3.2           Amended and Restated By-laws of the Company (filed as
              Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, file number 0-020992, and incorporated herein by reference).

4.1           Specimen certificate representing the Common Stock
              (filed as Exhibit 4.1 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

4.2           Please refer to Article VI of Exhibit 3.1.

10.1          Amended and Restated 1992 Stock Plan (filed as Exhibit
              10.1 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.2          1987 Combination Stock Plan, as amended (filed as
              Exhibit 10.2 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.3          Form of Key Officer Stock Option Agreement (filed as
              Exhibit 10.3 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.4 1992 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.5          1992 Non-Employee Director Stock Option Plan (filed as
              Exhibit 10.5 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.6 Lease dated August 12, 1988, as amended to date, between Registrant and Jonathan G. Davis, Trustee of the
              Broadway/Hampshire Development Trust (filed as Exhibit
              10.6 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.7 Third Party Software Distribution Agreement, dated January 30, 1989, as amended, between the Company, University of Waterloo, Waterloo Maple Software, Inc. et al. (filed as Exhibit 10.7 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.8 Commitment Letter, dated August 28, 1992, between the Company and Silicon Valley Bank (filed as Exhibit 10.8 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.9 Third Schedule to the Series C Preferred Stock Purchase Agreement, dated as of June 29, 1989, among the Company and the Investors named in the First Schedule Annexed Thereto, regarding certain registration rights and related matters (filed as Exhibit 10.9 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.10 Distribution Agreement, dated as of June 18, 1987, between the Company and Micro D, Inc., a predecessor to Ingram Micro, Inc. (filed as Exhibit 10.10 to
              Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

EXHIBIT NO.   DESCRIPTION

10.11 Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of August 17, 1993 (filed as
              Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

10.12 Lease Agreement with the Bartell Drug Co. (Landlord), dated as of June 22, 1990, together with Addendum Nos. A, B, C & D of even date and as amended by Addendum No. E dated December 9, 1992 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

10.13 Software License Agreement with American Telephone & Telegraph Company, effective as of April 1, 1991, as amended February 18, 1993 (filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).*

10.14         Distributor Agreement with Mathematical Systems
              Institute, Inc., dated August 24, 1990 (filed as Exhibit
              10.14 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

10.15 Distributorship Agreement dated as of March 1, 1994 between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit
              10.15 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

10.16 Perpetual Technology License dated as of March 1, 1994, as amended by Addendum No. 1 thereto dated as of March 25, 1994, between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

10.17 Line of Credit Agreement, dated January 11, 1996, between the Company and Fleet Bank of Massachusetts
              (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, file number 0-020992, and incorporated herein by reference).

10.18 Consulting Agreement dated March 26, 1996 between the Company and Allen M. Razdow (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, file number 0-020992, and incorporated herein by reference).

10.19 Software License Agreement, dated February 18, 1996, between the Company and Lucent Technologies Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, file number 0-020992, and incorporated herein by reference).*

10.20 Amendment to Software License Agreement, dated September 25, 1997, between the Company and Lucent Technologies Inc.+

11.1          Statement Regarding Computation of Per Share Earnings.

13.01         1997 Annual Report to Stockholders.

21.1          Subsidiaries of the Registrant.

23.1          Consent of Arthur Andersen LLP.

27.1          Financial Data Schedule.


* Confidential treatment as to portions of the filed exhibit was previously granted.

+ Confidential treatment requested as to certain portions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MathSoft, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in MathSoft, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 1, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) of the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /S/ ARTHUR ANDERSEN LLP




Boston, Massachusetts
August 1, 1997

                                                                     SCHEDULE II


                    MATHSOFT, INC. AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS


                                                       BALANCE,       CHARGED TO    DEDUCTION       BALANCE,
                                                    BEGINNING OF      COSTS AND                      END OF
                                                       PERIOD         EXPENSES                       PERIOD


YEAR ENDED JUNE 30 1995:
    Allowance for doubtful accounts                  $  892,781       $  108,206     $490,665      $  510,322
    Allowance for sales returns                         300,106          519,091      282,555         536,642
                                                     ----------       ----------     --------      ----------

         Total reserve for accounts receivable       $1,192,887       $  627,297     $773,220      $1,046,964
                                                     ==========       ==========     ========      ==========

YEAR ENDED JUNE 30, 1996:
    Allowance for doubtful accounts                  $  510,322       $   73,573     $207,161      $  376,734
    Allowance for sales returns                         536,642          348,549      486,247         398,944
                                                     ----------       ----------     --------      ----------

         Total reserve for accounts receivable       $1,046,964       $  422,122     $693,408      $  775,678
                                                     ==========       ==========     ========      ==========

YEAR ENDED JUNE 30, 1997:
    Allowance for doubtful accounts                  $  376,734       $   83,297     $ 49,206      $  410,825
    Allowance for sales returns                         398,944        1,306,858      396,771       1,309,031
                                                     ----------       ----------     --------      ----------

         Total reserve for accounts receivable       $  775,678       $1,390,155     $445,977      $1,719,856
                                                     ==========       ==========     ========      ==========
