Form 10-Q
period 1997-09-30
MATHSOFT INC
filed 1997-11-13
CIK 895095

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 YES     /X/                     NO / /

AS OF OCTOBER 31, 1997 THERE WERE 9,074,335 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          ------
PART I.    FINANCIAL INFORMATION:

     Item 1. Consolidated Condensed Financial Statements

          - Consolidated Condensed Balance Sheets as of
          September 30, 1997 and June 30, 1997                               3-4

          - Consolidated Condensed Statements of Operations for the
          Three Month Periods Ended September 30, 1997 and 1996                5

          - Consolidated Condensed Statements of Cash Flows for the
          Three Month Periods Ended September 30, 1997 and 1996              6-7

          - Notes to Consolidated Condensed Financial Statements            8-10

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-13

     Cautionary Statements                                                 14-17


PART II.   OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                    19

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,     JUNE 30,
                                                                         1997           1997
                                                                     -------------   ----------
CURRENT ASSETS:
       Cash and cash equivalents                                      $2,707,430     $2,802,389
       Accounts and other receivables, less reserves of
          approximately $1,796,000 at September 30, 1997
          and $1,720,000 at June 30, 1997                              4,193,541      3,237,812
       Inventories                                                       270,989        343,785
       Prepaid expenses                                                  369,372        475,525

                                                                      ----------     ----------
              Total current assets                                     7,541,332      6,859,511
                                                                      ----------     ----------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                                 4,469,696      4,396,927
       Property and equipment under capital lease                        512,780        427,898
       Furniture and fixtures                                          1,015,177        989,520
       Leasehold improvements                                            626,890        626,889
                                                                      ----------     ----------
                                                                       6,624,543      6,441,234
       Less - Accumulated depreciation and amortization                5,087,942      4,888,216

                                                                      ----------     ----------
                                                                       1,536,601      1,553,018

OTHER ASSETS:
       Purchased technology, net of accumulated amortization
            of approximately $2,938,000 at September 30, 1997 and
            $2,722,000 at June 30, 1997                                   70,500        287,253
       Other assets                                                      106,638         86,661

                                                                      ----------     ----------
                                                                         177,138        373,914
                                                                      ----------     ----------
                                                                      $9,255,071     $8,786,443
                                                                      ==========     ==========


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             SEPTEMBER 30,        JUNE 30,
                                                                 1997               1997
                                                             ------------      ------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations          $    308,201      $    319,690
       Accounts payable                                         2,103,370         2,036,745
       Accrued expenses                                         2,505,997         2,592,532
       Accrued restructuring, current portion                      10,539            10,539
       Deferred revenue                                         1,522,603         1,443,244
                                                             ------------      ------------
              Total current liabilities                         6,450,710         6,402,750
                                                             ------------      ------------

ACCRUED RESTRUCTURING, LESS CURRENT PORTION                        11,857            13,613
                                                             ------------      ------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                   155,555           182,619
                                                             ------------      ------------

ACCRUED RENT, LESS CURRENT PORTION                                 15,076            19,335
                                                             ------------      ------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized - 1,000,000 shares
          Issued and outstanding-none                                --                --
       Common stock, $.01 par value-
          Authorized - 20,000,000 shares
          Issued and outstanding - 9,036,146 shares
           at September 30, 1997 and 9,006,376 shares at
          June 30, 1997                                            90,361            90,064
       Additional paid-in capital                              29,228,915        29,161,835
       Accumulated deficit                                    (26,642,308)      (26,992,109)
       Cumulative translation adjustment                          (55,095)          (91,664)
                                                             ------------      ------------
              Total stockholders' equity                        2,621,873         2,168,126
                                                             ------------      ------------
                                                             $  9,255,071      $  8,786,443
                                                             ============      ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1997            1996
                                                  ----------     -----------
REVENUES:
       Software licenses                          $5,432,088     $ 3,924,406
       Services and other                            922,870         601,871
                                                  ----------     -----------
          Total revenues                           6,354,958       4,526,277
                                                  ----------     -----------

COST OF REVENUES:
       Software licenses                             984,678         783,034
       Services and other                            316,273         191,273
                                                  ----------     -----------
          Total cost of revenues                   1,300,951         974,307
                                                  ----------     -----------
          Gross profit                             5,054,007       3,551,970
                                                  ----------     -----------

OPERATING EXPENSES:
       Sales and marketing                         2,621,963       2,425,480
       Research and development                    1,401,826       1,090,842
       General and administrative                    679,224         525,610
                                                  ----------     -----------
          Total operating expenses                 4,703,013       4,041,932
                                                  ----------     -----------

          INCOME (LOSS) FROM OPERATIONS              350,994        (489,962)

INTEREST INCOME, NET                                   8,842          39,708
                                                  ----------     -----------
          INCOME (LOSS) BEFORE PROVISION FOR
               INCOME TAXES                          359,836        (450,254)

PROVISION FOR INCOME TAXES                            10,035          14,836
                                                  ----------     -----------
          NET INCOME (LOSS)                       $  349,801     $  (465,090)
                                                  ==========     ===========

NET INCOME (LOSS) PER COMMON AND COMMON
       EQUIVALENT SHARE                           $     0.04     $     (0.05)
                                                  ==========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES OUTSTANDING      9,791,346       8,616,653
                                                  ==========     ===========


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            1997            1996
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $   349,801      $ ($465,090)
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
     Depreciation and amortization                          418,535          262,771
     Changes in assets & liabilities-
      Accounts and other receivables                       (955,729)         302,246
      Inventories                                            72,796           (3,616)
      Prepaid expenses                                      106,153          (80,846)
      Accounts payable                                       66,625          543,636
      Accrued expenses                                     (154,670)      (1,016,646)
      Deferred revenue                                       79,359           71,562
                                                        -----------      -----------
       Net cash used in operating activities                (17,130)        (385,983)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                      (183,308)        (192,296)
  Increase in other assets                                  (22,034)         (21,056)
                                                        -----------      -----------
        Net cash used in investing activities              (205,342)        (213,352)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital lease obligations                     (60,865)          (4,676)
  Borrowings on capital lease obligations                    84,432             --
  Proceeds from exercise of stock options and
      Employee Stock Purchase Plan                           67,377          219,393
                                                        -----------      -----------
      Net cash provided by financing activities              90,944          214,717

Effect of exchange rate changes on cash                      36,569           (8,226)
                                                        -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (94,959)        (392,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,802,389        4,954,416
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  2,707,430        4,561,572
                                                        ===========      ===========


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1997         1996
                                                 -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
          Cash paid during the period for-
               Interest                          $11,432      $   715
                                                 =======      =======
               Income taxes                      $ 2,981      $22,366
                                                 =======      =======


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                SEPTEMBER 30,           JUNE 30,
                                                     1997                 1997
                                                ------------            --------
Materials and supplies                            $ 75,980              $ 41,648
Finished goods                                     195,009               302,137
                                                  --------              --------
                                                  $270,989              $343,785
                                                  ========              ========

3.  ACQUISITION OF ACROSCIENCE CORPORATION

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

For financial reporting purposes, the periods preceding the acquisition have not been restated, as the acquisition of AcroScience Corporation was not material to the Company's historical consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

For the three month period ended September 30, 1996, net loss per share was computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have not been included, as their effect would have been antidilutive.

For the three month period ended September 30, 1997, net income per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented, as the amounts would not differ significantly from primary earnings per share.

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 must be adopted as of June 30, 1998 and will require restatement of prior years' reported per share amounts. Early adoption of SFAS No. 128 is not permitted.

In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the three month periods ended September 30, 1997 and 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128.

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                      PER SHARE
                                             NET INCOME     SHARES       AMOUNT
Net income                                    $349,801          --          --
Basic earnings (loss) per share:
Earnings available to common shareholders      349,801     9,023,775     $   .04

Diluted earnings (loss) per share:
Stock options                                     --         767,572        --



Income available to common stockholders
   plus assumed conversions                   $349,801     9,791,346     $   .04
                                              ========     =========     =======

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                                       PER SHARE
                                             NET INCOME     SHARES       AMOUNT
Net loss                                     $(465,090)         --          --
Basic earnings (loss) per share:
Earnings available to common shareholders     (465,090)    8,616,653     $  (.05)

Diluted earnings (loss) per share:
Stock options                                     --            --          --
                                             ---------    ----------     -------


Loss available to common stockholders
   plus assumed conversions                  $(465,090)    8,616,653     $  (.05)
                                             =========    ==========     =======

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three month period. The computation of diluted earnings per share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Month Period Ended September 30, 1997 Compared with the Three Month Period Ended September 30, 1996.

RESULTS OF OPERATIONS

Total revenues increased 40.4% from $4,526,000 in the first quarter of fiscal 1997 to $6,355,000 in the first quarter of fiscal 1998. The increase in total revenues was primarily attributable to upgrade revenue generated by the recent release of Mathcad 7 for Windows in June 1997 and new license and services revenue generated from S-PLUS 4 released in September 1997.

Mathcad for Windows generated upgrade revenue of $206,000 in the first quarter of fiscal 1997 compared to $1,503,000 in the first quarter of fiscal 1998, and increased as a percentage of total revenues from 4.6% to 23.7%, respectively. Prior to the release of Mathcad 7 for Windows, the Company's last significant upgrade, Mathcad 6 for Windows, was released in early fiscal 1995 and its upgrade cycle therefore was winding to a close in the first quarter of fiscal 1997. Worldwide S-PLUS product line and services revenue increased 40.2% from $1,402,000 in the first quarter of fiscal 1997 to $1,966,000 in the first quarter of fiscal 1998, and remained constant as a percentage of total revenues at 31.0% compared to 30.9%, respectively. In addition, S-PLUS services revenue increased due to a record level of consulting services in the first quarter of fiscal 1998. Total international revenues attributable to sales of all Company product lines increased 15.3% from $1,301,000 in the first quarter of fiscal 1997 to $1,500,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 28.7% to 23.6%, respectively.

Total cost of revenues increased 33.6% from $974,000 in the first quarter of fiscal 1997 to $1,301,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 21.5% to 20.5%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base in the first quarter of fiscal 1998. Such decreases were partially offset by

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

increased inventory reserves in the first quarter of fiscal 1998 to adequately cover inventory exposure in the sales distribution channel and an increase in cost of services from $191,000 in the first quarter of fiscal 1997 to $316,000 in the first quarter of fiscal 1998.

Sales and marketing expenses increased 8.1% from $2,425,000 in the first quarter of fiscal 1997 to $2,622,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 53.6% to 41.3%, respectively. The increase in overall sales and marketing expenses was primarily attributable to expenses incurred related to the launch of Mathcad 7 for Windows and S-PLUS 4, as well as to an increase in S-PLUS domestic sales expenses incurred to support direct sales into this expanding product line.

Research and development expenses increased 28.5% from $1,091,000 in the first quarter of fiscal 1997 to $1,402,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 24.1% to 22.1%, respectively. The increase in overall research and development expenses was due to expenses incurred related to development initiatives in the Company's Data Analysis Products Division and additional personnel to support such initiatives.

General and administrative expenses increased 29.1% from $526,000 in the first quarter of fiscal 1997 to $679,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 11.6% to 10.7%, respectively. The increase in overall general and administrative expenses was due primarily to costs incurred for management incentive compensation provisions based primarily on the achievement of profitability targets, and to a lesser extent, to fluctuations in international exchange rate transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, totaling $2,707,000 at September 30, 1997, decreased $95,000 during the three month period ended September 30, 1997 from $2,802,000 at June 30, 1997. The negative cash flow resulted primarily from purchases of property and equipment of approximately $183,000, partially offset by proceeds received from the exercise of stock options of approximately $67,000.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's financial reserves are represented by cash and cash equivalents as of September 30, 1997. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts receivable or $1,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 1%. The Company had no outstanding borrowings under this line as of September 30, 1997. The agreement contains covenants that, among other things, require the Company to meet certain profitability and maximum leverage ratios, and to maintain a minimum level of tangible net worth. Through September 30, 1997, the Company has complied with all such covenants. The line of credit expires in December 1998.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 32.5% of the Company's total revenues in fiscal 1996, approximately 34.0% of the Company's total revenues in fiscal 1997 and approximately 23.6% for the three months ended September 30, 1997, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed as a part of Mathcad, certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci division's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or be able to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly-qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. Except for the President and Chief Financial Officer, none of the senior management of the Company is subject to an employment contract, although the Company does have non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

                         MATHSOFT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                10.1 Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate.

                10.2 Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P. Orlando.

                27.1  Financial Data Schedule.

         (b) Reports on Form 8-K:

                      The Company filed a Current Report on Form 8-K dated
                      July 17, 1997 reporting fiscal fourth quarter and year-end results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MATHSOFT, INC.




Dated:  November 13, 1997           By  /s/ Charles J. Digate
                                    -------------------------
                                    Charles J. Digate
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)




Dated:  November 13, 1997           By  /s/ Robert P. Orlando
                                    -------------------------
                                    Robert P. Orlando
                                    Vice President Finance and Administration,
                                    Chief Financial Officer, Treasurer, and
                                    Clerk
                                    (Principal Financial and Accounting Officer)

                        MATHSOFT, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX


    EXHIBIT NO.       DESCRIPTION
    -----------       -----------

    10.1 Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate.

    10.2 Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P. Orlando.

    27.1              Financial Data Schedule.