Form 10-K
period 1997-12-31
MATHSOFT INC
filed 1998-03-30
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ____________

                                    FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 X          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--
EXCHANGE  ACT  OF  1934
--
     (NO  FEE  REQUIRED)

For  the  transition  period  from  July  1,  1997  to  December  31,  1997

                         Commission file number 0-020992
                                    MATHSOFT, INC.
                                    --------------
             (Exact name of registrant as specified in its charter)




              MASSACHUSETTS                                          04-2842217
              -------------                                           ----------
     (State  or  other  jurisdiction                            (I.R.S. employer
     of  incorporation  or  organization)                        identification)


     101  MAIN  STREET,  CAMBRIDGE,  MASSACHUSETTS                    02142
     ---------------------------------------------                    -----
      (Address  of  principal  executive  offices)                 (Zip  code)


Registrant's  telephone  number,  including  area  code  (617)  577-1017

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes      X      No  ___
                                                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,887,030 as of March 23, 1998 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 23, 1998 was 9,171,731.

                                     PART I

ITEM  1.  BUSINESS.

                                     General

MathSoft, Inc. ("MathSoft" or the "Company") develops, markets and supports software productivity tools for the technical calculation and data analysis markets comprised of professionals, researchers, students and educators.

Mathcad , the Company's principal technical calculation product, was first released in fiscal 1987 and can be used by desktop and laptop computer users to perform calculations from the simple to the elaborate, and then document the results. Mathcad offers technical professionals, educators, and students an interactive, intuitive, easy-to-modify alternative to their traditional calculation methods such as pencil and paper, scratchpads and calculators.

The market for technical calculation software includes technical professionals, such as electrical, mechanical and civil engineers, scientists, mathematicians, researchers, technicians and analysts, as well as educators and students who regularly are required to perform technical calculations. These users often refer to a wide range of published materials containing formulas or data, which can be used in solving technical problems.

In 1992, the Company expanded its technical calculation software product line by introducing Electronic Books as add-on products to Mathcad. These books deliver extensive off-the-shelf technical information, such as formulas and data, which is critical to technical problem solving. Through the use of MathSoft's proprietary "live document interface " these books provide the Mathcad user with on-screen access to interactive technical information. This enables a Mathcad user to either perform calculations in the book itself or transfer formulas, data and results to Mathcad for instant calculation and analysis. The Company is delivering electronic versions of industry leading reference works from nationally and internationally recognized publishers, in addition to internally authored works. In addition, the Company licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products.

In May 1993, the Company opened an International office located in the United Kingdom to broaden distribution of its products. For the six months ended December 31, 1997, international sales of all technical calculation and data analysis software products and services represented 29.5% of total revenues.

In June 1993, the Company introduced a new product line through its wholly owned subsidiary, Statistical Sciences, Inc., now referred to as MathSoft's Data Analysis Products Division ("DAPD"). DAPD develops and markets advanced data analysis software products and services based on "S", a computer language designed for statistics applications. DAPD's principal product is S-PLUS , an interactive computing environment that provides both a full-featured graphical data analysis system and an object-oriented language. The Company acquired this business on June 30, 1993, through the acquisition of substantially all of the assets and business of Statistical Sciences, Inc., a Washington corporation. For the six-months ended December 31, 1997, worldwide sales of data analysis products and services represented 32.2% of total revenues.

The market for data analysis software consists principally of professional and academic scientists, engineers, statisticians and business analysts. Data analysis products are used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

In November 1995, the Company acquired 100% of the outstanding stock of TriMetrix, Inc. ("TriMetrix"), a Washington corporation, in a business combination accounted for as a pooling of interests. As a result of the business combination, TriMetrix became a wholly owned subsidiary of the Company. MathSoft complemented its technical calculation product line with the addition of Axum , a Windows-based technical charting and data analysis product acquired with TriMetrix, which transforms, manipulates and sorts data sets to perform both simple and advanced analysis. Axum has been redesigned to link seamlessly with Mathcad and is the technological foundation for the most recent release of S-PLUS, S-PLUS 4.0, announced in June 1997.

In June 1996, the Company released StudyWorks! for Math and StudyWorks! for Science targeted specifically toward high school and non-engineering college students and educators. Both StudyWorks products offer an interactive learning environment and assist students in both mastering math and science concepts and creating professional looking homework and lab reports in addition to allowing both educators and students the ability to collaborate on projects. In September 1996, the Company announced the release of StudyWorks! Schools, an instructional edition of the StudyWorks for Math and StudyWorks for Science software, which offers teachers a tools-based, interactive teaching and learning environment.

In November 1996, the Company acquired 100% of the outstanding stock of acroScience Corporation ("acroScience"), a Washington corporation, in a business combination accounted for as a pooling of interests. As a result of the business combination, acroScience became a wholly owned subsidiary of the Company. MathSoft integrated visual modeling and programming technology acquired from acroScience into its technical calculation product line's latest release of Mathcad, Mathcad 7 for Windows, released in June 1997.

In  April  1997,  the  Company  expanded  its  data  analysis  product  line  by introducing MathSoft StatServer, a warehouse-independent platform for distributing statistical analysis and graphics to business professionals and analysts over corporate Intranets. StatServer uses the S-PLUS technology to create deployable intelligent analytics for an organization and integrates with existing data storage and desktop applications.

In December 1997, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the Company began a new twelve-month fiscal year on January 1, 1998. The six month period resulting from this change, July 1, 1997 through December 31, 1997, is referred to as the "Transition Period".

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

The Company was incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986. The Company's principal executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142, and its telephone number is (617) 577-1017.

                                    Products

Technical  Calculation  Software  Products

MathSoft publishes a range of technical calculation and software products, which allow users to perform calculations and create publication-quality documents on personal computers. Its principal product in this category, Mathcad, is to technical professionals what spreadsheets have proven to be for business professionals. Mathcad can be used by desktop computer users to perform technical calculations, from the simple to the elaborate. An innovative feature of Mathcad is its ability to allow the user to electronically access and manipulate formulas and data available in the Company's Electronic Books and
Function  Packs.    Electronic  Books  provide  on-screen  libraries  of
industry-leading reference works, user guides, solution templates, and educational materials while Function Packs provide additional functionality for advanced users. StudyWorks, the most recent addition to the Mathcad product line, was designed as an integrated learning tool combining math, text, graphs and graphics for the high school and college market. StudyWorks helps student's master math and science concepts, get better grades and create professional-looking homework and lab reports.

Mathcad

Mathcad's broad appeal lies in its use of MathSoft's proprietary "live document interface" technology. This permits users to calculate on a computer in much the same way that they would on a scratchpad where equations can be written anywhere, using real math notation, and erased, changed and moved. A scratchpad can show a variety of expressions such as formulas, words, graphs, data, equations and pictures. Mathcad works in a similar free-form manner by literally turning a computer screen into a live worksheet and therefore provides a very intuitive interface to perform a wide range of numeric or symbolic calculations, but Mathcad has one distinct advantage over a real scratchpad - it calculates.

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

StudyWorks

StudyWorks! for Math and StudyWorks! for Science, productivity software for high school and college students and their teachers, was designed as a rich learning environment that helps students understand math and science problems, complete and check a variety of solutions, and print out great looking lab reports and homework papers. It also contains a section to help users prepare for the SAT II tests. Each product is a three-in-one combination of an application, rich interactive content and a unique two-way Internet access. StudyWorks is based on a powerful graphical calculation and document preparation tool and includes rich multimedia encyclopedias of math and science formulas and key concepts in algebra, geometry, earth science, chemistry, pre-calculus, physics, calculus and statistics. Users also receive built-in links to the Company's StudyWorks home page, which allows high school students, college students and teachers to participate in virtual study groups and discussion forums, pick up Homework Hints and link to related sites on the World Wide Web.

 StudyWorks! for Schools, released in September 1996, was designed as the instructional edition complement to the Company's StudyWorks for Math and StudyWorks for Science software products. StudyWorks for Schools allows teachers to integrate software and distance learning approaches into their current math and science curriculum and provide students with an
"active-learning",  content-rich  learning  tool.    StudyWorks  for  Schools
integrates seamlessly with existing curricula, works with graphing calculators, includes a content-rich math and science reference library, and comes with a Teachers Resource Guide featuring sample lesson plans, classroom presentations, lab and homework exercises and tips for maximizing the use of the technology.
It also connects teachers and students to each other via the Web-based Collaboratory for a variety of distance learning applications, including virtual study groups, on-line tutoring, and the dissemination of class or lab notes, problem sets, exams and solutions.


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

StatServer

In April 1997, the Company expanded its data analysis product line by introducing MathSoft StatServer. StatServer enables corporations to leverage existing client/server and internet/intranet technologies and deploy statistical expertise throughout an organization. StatServer is data warehouse-independent and integrates seamlessly with all standard database and data warehouse formats. The robust database support provides the tools for advanced analysis and data visualization of the most popular relational databases. With StatServer, basic statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques from a single and familiar client to understand or interpret key data sets. Using StatServer, professionals in diverse fields such as finance, biomedicine and manufacturing can use familiar tools such as Excel, Netscape or Powerbuilder to access corporate data resources and perform data analysis without becoming experts in statistics or users of statistical tools.
StatServer moves beyond the capabilities of report writers, spreadsheet applications and stand-alone data analysis software, representing a significant advancement in decision support and data mining technology.

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


MathSoft  reaches  domestic  customers of Mathcad primarily through a network of
educational  and  commercial  third  party  resellers  and  distributors.    To
complement this network, the Company has a domestic telesales organization focused on sales to the registered installed base as well as lead generation, prospect qualification and sales of site license agreements and network licenses. In addition, Mathcad upgrades are primarily marketed to the Company's registered installed base via direct mail. For the Transition Period, domestic sales through distributor and reseller channels accounted for 46.9% of total domestic sales of technical calculation software products, with the balance of such sales through either installed base direct mail or the Company's telesales operations.

Internationally, all technical calculation software products are marketed primarily through a network of resellers and distributors. Mathcad upgrades are marketed through distributors as well as to the registered installed base via direct mail. For the Transition Period, international sales through resellers and distributors accounted for 99.6% of total international sales of technical calculation software products.

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

Customer  Technical  Support

Technical  Calculation  Software  Products

MathSoft subcontracts customer technical support to its domestic customers by phone, fax and mail through a third party vendor located in Denver, Colorado. A technical support staff of engineers located in Cambridge is available to support the vendor in Colorado as well as to resolve the most difficult technical support issues. The Company provides this support free of charge to individual end-users and offers a Premium Support Plan to its corporate customers. The Company currently provides technical support for its StudyWorks products free of charge and additionally supports all product via the Company's home page on the World Wide Web.

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

During the Transition Period, the six months ended December 31, 1996, and the fiscal years ended June 30, 1997, 1996 and 1995, research and development costs charged to operations were $2,816,000, $2,378,000, $5,143,000, $3,659,000, and
$3,059,000, respectively. The Company has not capitalized any internal software development costs during the Transition Period.

Competition

The markets for technical calculation and data analysis software products are highly competitive. In the technical calculation software market, MathSoft considers its principal competition to include technical calculation software from companies providing specialized tools, such as The MathWorks, Waterloo Maple Software and Wolfram Research. In the data analysis market, the Company considers its principal competition to include statistical software products from such companies as SAS, SPSS, StatSoft, Inc. and Visual Numerics.

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

Intellectual  Property  Rights  and  Licenses

MathSoft's software is proprietary and the Company attempts to protect it with copyrights, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. Generally, the Company's products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by MathSoft, the Company licenses all software and provides it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, MathSoft licenses its products to end-users by use of a 'shrink-wrap' license. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and inventions agreements with key employees. The Company has been granted two patents and is aggressively pursuing patent protection. However, in those areas where the Company has no patent protection, judicial enforcement of copyright laws may be uncertain.

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

The Company is a worldwide licensee until February 18, 2002 of Lucent Technologies Inc. for the "S" programming language. Under the license, the Company has the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the "S" programming language are the property of the Company. After February 18, 2002, the Company, at its election, may extend this license for five-year terms in perpetuity, provided that the Company continues to comply with its obligations under the license. Although termination of this license could have a material adverse effect on the Company's operations as Lucent Technologies is the sole licensor of the "S" programming language, the Company is not presently aware of any circumstances which would prevent it from fulfilling its obligations under the license.

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

Employees

As of December 31, 1997, the Company employed approximately 160 regular full-time and part-time employees, of which 14 were outside the United States. As necessary, the Company supplements its regular employees with temporary and contract personnel. As of December 31, 1997, the Company employed 8 temporary and contract personnel, of which 1 was outside the United States. None of the Company's regular employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

Risks  Associated  with  Distribution  Channels.    The  Company  markets  and
distributes its S-PLUS products in the U.S. through the Company's telesales and outside sales force and internationally through third party resellers and distributors. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail. Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

Risks Associated with International Operations. Sales outside North America accounted for approximately 36.1%, 32.5% and approximately 34.0% of the Company's total revenues in the twelve months ended June 30, 1995, 1996 and 1997, and approximately 29.5% of the Company's total revenues in the Transition Period, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Corporation's ongoing results of operations.

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

Reliance on Attracting and Retaining Key Employees. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel is intense. The Company has non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.


ITEM  2.  PROPERTIES.

The Company leases 34,562 square feet of office space at 101 Main Street, Cambridge, Massachusetts of which 23,350 square feet is occupied by the Company and 11,212 square feet is sublet to a third party. The terms of both the lease and sublease for office space are scheduled to terminate in October 1999. A third party vendor provides warehousing services to meet the Company's needs. The Company also leases 15,891 square feet of office space and subleases 4,423 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September 1999 and the sublease expires in March 2000. In connection with the acquisition of acroScience, the Company assumed a lease on 1,740 square feet of office space in Boulder, Colorado, which is scheduled to terminate in January 2000. The Company currently sublets this space to a third party, the term of which is scheduled to terminate in May 1998. The Company also leases 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space is scheduled to expire in March 2000.

The Company believes that its facilities are adequate for its needs. The Company does not consider the specific location of its offices to be material to its business.

ITEM  3.  LEGAL  PROCEEDINGS.

The Company is not involved in any legal proceedings which could have a material adverse effect on the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

An  annual  Meeting  of the Stockholders of the Company was held on December 12,
1997.    At  the  meeting,  the  Stockholders  of  the  Company  voted:

(i) to elect Charles J. Digate as a Class II director, to serve for a three-year term (until the Annual Meeting of Stockholders in 2000) (6,978,260 shares in favor, 453,082 shares withheld);

(ii) to elect June L. Rokoff as a Class II director, to serve for a three-year term (until the Annual Meeting of Stockholders in 2000) (6,981,061 shares in favor, 450,281 shares withheld);

(iii) to amend the Company's Amended and Restated 1992 Stock Plan to increase the number of shares of Common Stock available for issuance under the plan from 2,550,000 shares to 3,150,000 shares (2,927,183 shares in favor; 1,169,409 shares against; 48,035 shares abstaining; and 3,286,715 shares unvoted); and

(iv) to ratify the selection of Arthur Andersen LLP as auditors for the next fiscal year (7,359,217 shares in favor; 38,525 shares against; 33,660 shares abstaining; and 0 shares unvoted).

                                     PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.



The Company's Common Stock (Nasdaq: MATH) began trading publicly in the over-the-counter market through the Nasdaq National Market on February 3, 1993. Prior to that date, there was no public market for the Common Stock. On July 15, 1997, the Company transferred the listing of its Common Stock to the Nasdaq SmallCap Market. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low bid prices for the Common Stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.


FISCAL YEAR ENDED JUNE 30, 1996:  HIGH    LOW
                                  -----  ------
First Quarter                     6 7/8   4 5/8
Second Quarter                    6 7/8   4 7/8
Third Quarter                     6 7/8   4 7/8
Fourth Quarter                    8 7/8   5 1/4

FISCAL YEAR ENDED JUNE 30, 1997:
First Quarter                     7 5/8   4 7/8
Second Quarter                    5 3/8   3 1/4
Third Quarter                     5 1/8   2 3/4
Fourth Quarter                    3 5/8  2 3/16

TRANSITION PERIOD:
July 1 to September 30, 1997          4  2 7/16
October 1 to December 31, 1997    4 5/8   2 3/8




As of  March 23, 1998, the number of stockholders of record of Common
Stock  was  approximately  223.
The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM  6.  SELECTED  FINANCIAL  DATA.

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

FIVE  YEAR  SUMMARY  OF  SELECTED  CONSOLIDATED  FINANCIAL  DATA


                                                             SIX MONTHS
                                             TRANSITION         ENDED        ------------FISCAL YEARS ENDED JUNE 30,-----------
(in thousands, except per share data)         PERIOD (1)    DEC 31, 1996     1997     1996      1995      1994      1993    (2)
--------------------------------------------  -----------  --------------  --------  -------  --------  --------  --------  ---
Total revenues                                $    13,024  $       9,478   $17,678   $20,767  $15,883   $26,610   $25,649

Gross profit                                       10,505          7,495    13,732    16,766   11,819    20,113    20,933

Income (loss)  from operations (3) (4) (5)          1,102         (1,131)   (4,394)      933   (3,635)   (7,296)   (6,330)

Net income (loss)                                   1,105         (1,066)   (4,300)    1,076   (3,553)   (7,146)   (6,260)

Net income (loss) per common and
  common equivalent share in 1997,
  1996, 1995 and 1994;
  proforma net loss per common and common
  equivalent share in 1993                           0.11          (0.12)    (0.49)     0.11    (0.50)    (1.02)    (1.10)

Working capital                                     1,870          3,186       457     4,688      617     1,618    10,190

Total assets                                        9,812         10,628     8,786    11,899    8,103    13,378    20,162

Long-term obligations, less current portion            74           ----       183         3       13        79       183

Stockholders equity                                 3,495          5,238     2,168     6,759    2,624     5,800    12,611



(1)    The  Company  changed  its  fiscal year end from June 30 to December 31.  The Transition Period represents the six month period  from  July  1,  1997  through  December  31,  1997.

(2)  On  June  30,  1993,  the Company acquired substantially all of the assets and business of a software company, Statistical
Sciences,  Inc.,  a
      Washington  corporation  located  in  Seattle,  Washington.  The  Company  currently carries on this business through its wholly-owned  subsidiary, Statistical  Sciences, Inc., a Massachusetts corporation.  The acquisition was accounted for as a purchase.  The selected consolidated financial  data  disclosed  herein  include  the  effects  of  this  purchase.

(3)  1995  amount  includes  a  write-down  of  intangible  assets  of  $1.662  million.

(4)  1994  amount  includes  a  restructuring  charge  of  $2.38  million.

(5) 1993 amount reflects a charge to operations of $6.57 million  for purchased research and development related to the StatSci acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As an aid to understanding the Company's operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the six months ended December 31, 1997 (the "Transition Period") and the six months ended December 31, 1996, the three years ended June 30, 1997 and the percentage changes in those items for six months ended December 31, 1997 and 1996 and the two years ended June 30, 1997.




                                                                                 Percentage Change
                                                                          Transition
                                        Percentage of Total Revenues        Period (1) -
                                            Six Months                     Six Months
                                            Ended        Fiscal Year         Ended
                                Transition Dec 31,      Ended June 30,       Dec 31,  Fiscal Year Ended
                                  Period     1996    1997    1996    1995     1996    1997-96   1996-95
---------------------------------  ------  ------  ------  ------  ------  --------  --------  -------
Revenues:
  Software licenses                 85.4%   87.2%   85.9%   87.4%   86.6%     34.6%    -16.4%    32.0%
  Services and other                14.6%   12.8%   14.1%   12.6%   13.4%     56.5%     -4.3%    22.5%
                                   ------  ------  ------  ------  ------  --------  --------  -------
      Total revenues               100.0%  100.0%  100.0%  100.0%  100.0%     37.4%    -14.9%    30.7%

Cost of Revenues:
  Software licenses                 14.0%   16.7%   17.7%   14.7%   20.7%     15.1%      2.0%    -6.8%
  Services and other                 5.4%    4.3%    4.6%    4.5%    4.9%     73.8%    -12.4%    20.7%
                                   ------  ------  ------  ------  ------  --------  --------  -------
     Total cost of revenues         19.3%   20.9%   22.3%   19.3%   25.6%     27.0%     -1.4%    -1.6%

     Gross profit                   80.7%   79.1%   77.7%   80.7%   74.4%     40.2%    -18.1%    41.9%

Operating Expenses:
  Sales and marketing               39.7%   52.8%   58.0%   46.8%   54.8%      3.2%      5.5%    11.7%
  Research and development          21.6%   25.1%   29.1%   17.6%   19.3%     18.4%     40.5%    19.6%
  General and administrative        10.9%   13.1%   15.5%   11.8%   12.8%     14.3%     11.3%    20.9%
  Write-down of intangible assets    0.0%    0.0%    0.0%    0.0%   10.5%        *         *        *
                                   ------  ------  ------  ------  ------  --------  --------  -------

     Total operating expenses       72.2%   91.0%  102.5%   76.2%   97.3%      9.0%     14.5%     2.5%

     Loss from operations            8.5%  -11.9%  -24.9%    4.5%  -22.9%   -197.4%   -570.9%  -125.7%

Interest income (expense), net       0.2%    0.8%    0.8%    0.9%    0.5%    -73.8%    -27.7%   134.1%
                                   ------  ------  ------  ------  ------  --------  --------  -------

Loss before provision
  for income taxes                   8.6%  -11.1%  -24.1%    5.4%  -22.4%   -206.9%   -478.2%  -131.7%

Provision for income taxes           0.1%    0.2%    0.3%    0.2%    0.0%     20.0%     -9.7%       *
                                   ------  ------  ------  ------  ------  --------  --------  -------

Net loss                             8.5%  -11.3%  -24.4%    5.2%  -22.5%   -203.7%   -499.7%  -130.3%
                                   ======  ======  ======  ======  ======  ========  ========  =======


(1) The Company changed its fiscal year from June 30 to December 31.  The Transition Period represents the  six  month period  from  July  1,  1997  -  December  31,  1997.

*  Not  meaningful.

Transition Period Ended December 31, 1997 Compared to the Six-Month Period Ended December 31, 1996


Total revenues for the Transition Period increased 37.4% from $9,478,000 for the six months ended December 31, 1996 to $13,024,000 during the Transition Period. This increase in total revenues was primarily attributable to upgrade revenue generated by the recent release of Mathcad 7 for Windows in June 1997, new license revenue generated from SPLUS-4.0 released in September 1997, and to a lesser extent, SPLUS service revenue.

Mathcad for Windows generated upgrade revenue of $680,000 for the six months ended December 31, 1996 compared to upgrade revenue of $2,677,000 during the Transition Period, an increase as a percentage of total revenues from 7.2% to 20.6%, respectively. Prior to the release of Mathcad 7 for Windows in June 1997, the Company's last significant upgrade, Mathcad 6.0 for Windows, was released approximately twenty-three months earlier in July 1995 and therefore upgrade revenue was much lower in the six months ended December 31, 1996. Worldwide S-PLUS product line revenue increased 39.4% from $2,531,000 for the six months ended December 31, 1996 to $3,529,000 during the Transition Period, and increased as a percentage of total revenues from 26.7% to 27.1%, respectively. Worldwide S-PLUS service revenue increased 167.7% from $269,000 in the six months ended December 31, 1996 to $720,000 during the Transition
Period, and increased as a percentage of total revenues from 2.8% to 5.5%, respectively. Total international revenues attributable to sales of all Company product lines increased 20.9% from $3,182,000 for the six months ended December 31, 1996 to $3,846,000 during the Transition Period, and decreased as a percentage of total revenues from 33.6% to 29.5%, respectively.

Total cost of revenues for the six-month period increased 27.0% from $1,983,000 for the six months ended December 31, 1996 to $2,519,000 during the Transition Period, and decreased as a percentage of total revenues from 20.9% to 19.3%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base during the Transition Period. Such decreases were partially offset by increased inventory reserves during the Transition Period to adequately cover inventory exposure in the sales distribution channel and an increase in cost of services from $404,000 for the six months ended December 31, 1996 to $702,000 during the Transition Period due to the increase in service revenue.

Sales and marketing expenses for the six-month period increased 3.2% from $5,007,000 for the six months ended December 31, 1996 to $5,169,000 during the Transition Period, and decreased as a percentage of total revenues from 52.8% to 39.7%, respectively. The increase in overall sales and marketing expenses was primarily attributable to expenses incurred related to the launch of Mathcad 7 for Windows and S-PLUS 4.0, as well as an increase in S-PLUS domestic sales expenses incurred to support direct sales of this expanding product line.

Research and development expenses for the six-month period increased 18.4% from $2,378,000 for the six months ended December 31, 1996 to $2,816,000 during the Transition Period, and decreased as a percentage of total revenues from 25.1% to 21.6%. The increase in overall research and development expenses was primarily attributable to expenses related to development initiatives in the Company's Data Analysis Products Division and additional personnel to support such initiatives, as well as an increase in international product translation costs for Mathcad 7 French, German and Japanese.

General and administrative expenses for the six-month period increased 14.3% from $1,241,000 for the six months ended December 31, 1996 to $1,418,000 during the Transition Period and decreased as a percentage of total revenues from 13.1% to 10.9%, respectively. The increase in overall general and administrative expenses was primarily attributable to costs incurred for management incentive compensation provisions based primarily on the achievement of profitability targets, and to a lesser extent, to fluctuations in international exchange rate transactions.

Net income for the Transition Period was $1,105,000 compared to net loss of $1,066,000 for the six months ended December 31, 1996. Improved performance from the recently refreshed Mathcad and S-PLUS product lines coupled with margin improvements all contributed to this improvement in profit.

Fiscal  Year  Ended  June  30,  1997 Compared to Fiscal Year Ended June 30, 1996


Total revenues decreased 14.9% from $20,767,000 for the fiscal year ended June 30, 1996 ("Fiscal 1996") to $17,678,000 for the fiscal year ended June 30, 1997 ("Fiscal 1997"). The decrease in total revenues was primarily attributable to a worldwide decrease in both new license revenue and upgrade revenue generated by the Company's core product, Mathcad for Windows, and to a lesser extent, a decrease in sales of Electronic Books, which work with Mathcad, and a decrease in S-PLUS product line and services revenue. The decrease in total revenues was partially offset by revenue generated by the release of Mathcad 6.0 for Macintosh in November 1996, revenue generated by the StudyWorks! product line released in June 1996 and revenue generated from the Axum product line acquired in the second quarter of Fiscal 1996.

Mathcad for Windows generated upgrade revenue of $4,287,000 in Fiscal 1996 compared to upgrade revenue of $1,388,000 in Fiscal 1997, a decrease as a percentage of total revenues from 20.6% to 7.9%, respectively. Prior to the release of Mathcad 7 for Windows in June 1997, the Company's last significant upgrade, Mathcad 6.0 for Windows, was released approximately twenty-three months earlier during July 1995, and its upgrade cycle therefore came to a close in Fiscal 1997. Worldwide Mathcad for Windows non-upgrade revenue decreased 13.8% from $7,377,000 in Fiscal 1996 to $6,359,000 in Fiscal 1997 due primarily to the Company's distribution channel's anticipation of the delivery of the next major release of Mathcad for Windows, Mathcad 7 for Windows, and decreasing sell-through of the older Mathcad 6.0 for Windows release. Worldwide S-PLUS product line and services revenue decreased 8.7% from $5,904,000 in Fiscal 1996 to $5,389,000 in Fiscal 1997, and increased as a percentage of total revenues from 28.4% to 30.5%, respectively. The decrease in S-PLUS product line and services revenue was attributable to a reduction in license revenue, due to a material shift from UNIX license sales to lower priced Windows license sales, and to the discontinuance of unprofitable S-PLUS services revenue. Moreover, the product line reached its fourth year of life without a major new release resulting in sluggish new license sales prior to the delivery of S-PLUS 4.0 in the Transition Period. Revenues attributable to the Axum product line acquired in the TriMetrix, Inc. acquisition accounted for $676,000, or 3.3% of total revenues, in Fiscal 1996 compared to $1,023,000, or 5.8% of total revenues, in Fiscal 1997. Total international revenues attributable to sales of all Company product lines decreased 10.9% from $6,756,000 in Fiscal 1996 to $6,018,000 in Fiscal 1997, and increased as a percentage of total revenues from 32.5% to 34.0%, respectively.

Total cost of revenues decreased 1.4% from $4,000,000 in Fiscal 1996 to $3,946,000 in Fiscal 1997, and increased as a percentage of total revenues from 19.3% to 22.3%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a reduction of inventory reserves in Fiscal 1996 based on an evaluation of actual inventory exposure and reserve requirements. In contrast, the Company increased inventory reserves in Fiscal 1997 to adequately cover inventory exposure in the sales distribution channel as the Company prepared to release its next major upgrade of Mathcad, Mathcad 7 for Windows. In addition, fixed licensing costs for the "S" language used in the S-PLUS product line increased in Fiscal 1997 per terms of the license agreement and other fixed costs, such as the amortization of purchased technology, increased as a percentage of total revenues by approximately 1.51% due to an overall lower revenue base in Fiscal 1997.

Sales and marketing expenses increased 5.5% from $9,719,000 in Fiscal 1996 to $10,251,000 in Fiscal 1997, and increased as a percentage of total revenues from 46.8% to 58.0%, respectively. The increase in overall sales and marketing expenses was attributable to marketing expenses incurred related to the Fiscal 1997 launch of the StudyWorks! product line, Mathcad 6.0 for Macintosh and, most recently, Mathcad 7 for Windows, as well as to an increase in S-PLUS domestic sales expenses as the Company reorganized its sales infrastructure to support direct sales into this expanding product line. International sales and marketing expenses increased 3.8% from $2,285,000 in Fiscal 1996 to $2,372,000 in Fiscal 1997.

Research and development expenses increased 40.6% from $3,659,000 in Fiscal 1996 to $5,143,000 in Fiscal 1997, and increased as a percentage of total revenues from 17.6% to 29.1%. The increase in overall research and development expenses was primarily attributable to increased personnel and consulting costs associated with the continued expansion and development of the S-PLUS product line, specifically related to the first release of StatServer in April, 1997 and the impending release of S-PLUS 4.0 during the Transition Period.

General and administrative expenses increased 11.3% from $2,455,000 in Fiscal 1996 to $2,732,000 in Fiscal 1997 and increased as a percentage of total revenues from 11.8% to 15.5%, respectively. The increase in overall general and administrative expenses was primarily attributable to fluctuations in international exchange rate transactions. The Company recorded exchange rate losses of $12,000 in Fiscal 1996 compared to exchange rate losses of $257,000 in Fiscal 1997.

Net loss for Fiscal 1997 was $4,300,000 compared to net income of $1,076,000 in Fiscal 1996. Fiscal 1997 reflected a year of investment for the Company as evidenced by its commitment to strategic development initiatives, most notably in the Company's Data Analysis Products Division. The release of new products with new product cycles will support renewed growth in both the Mathcad and S-PLUS product lines.


Fiscal  Year  Ended  June  30,  1996 Compared to Fiscal Year Ended June 30, 1995


Total revenues increased 30.7% from $15,883,000 for the fiscal year ended June 30, 1995 ("Fiscal 1995") to $20,767,000 in Fiscal 1996. The increase in total revenues was primarily attributable to an increase in worldwide Mathcad product line licenses, an increase in worldwide S-PLUS product line and services revenue and revenue generated from the Axum product line acquired in the second quarter of Fiscal 1996. The release of Mathcad 6.0 in July 1995 supported a 129% worldwide increase in Mathcad upgrade revenue from $1,873,000 in Fiscal 1995 to $4,287,000 in Fiscal 1996. Mathcad upgrade revenue also increased as a percentage of total revenues from 11.8% in Fiscal 1995 to 20.6% in Fiscal 1996. The Company's last significant upgrade, Mathcad 5.0, was released approximately eighteen months earlier during January 1994, and its upgrade cycle therefore came to a close in Fiscal 1995. Worldwide Mathcad non-upgrade product line sales increased 18.3% from $6,236,000 in Fiscal 1995 to $7,377,000 in Fiscal 1996 and worldwide S-PLUS product line and services revenue increased 10.9% from $5,324,000 in Fiscal 1995 to $5,904,000 in Fiscal 1996. The increase in worldwide non-upgrade Mathcad revenue was due primarily to the Company's focus throughout Fiscal 1996 on a generating new license Mathcad sales by an increased penetration into the education market and renewed growth in the commercial markets. Total international revenues increased 17.7% from $5,739,000 in Fiscal 1995 to $6,756,000 in Fiscal 1996, and decreased as a percentage of total revenues from 36.1% to 32.5%, respectively. The increase in total international revenues was due to Mathcad upgrade revenues generated by the release of Mathcad 6.0, in addition to global distribution expansion efforts in both the commercial and education markets. Revenues attributable to the Axum product line acquired in the TriMetrix, Inc. acquisition accounted for $676,000, or 3.3% of total revenues, in Fiscal 1996. Gains and losses from foreign currency transactions in Fiscal 1996 were not significant.

Total cost of revenues decreased 1.6 % from $4,064,000 in Fiscal 1995 to $4,000,000 in Fiscal 1996, and decreased as a percentage of total revenues from 25.6% to 19.3%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to the allocation of fixed costs, such as royalties and the amortization of purchased technology, over a higher revenue base for the year. In addition, amortization of product development costs accounted for $489,000 of total cost of revenues, or 3.1% of total revenues, in Fiscal 1995. There was no amortization of product development costs in Fiscal 1996 as amounts were fully amortized.

Sales and marketing expenses increased 11.7% from $8,703,000 in Fiscal 1995 to $9,719,000 in Fiscal 1996, and decreased as a percentage of total revenues from 54.8% to 46.8%, respectively. The increase in overall sales and marketing expenses was primarily attributable to more aggressive advertising and channel promotional activities and additional headcount and related costs in both the domestic sales and marketing functions. These increases were partially offset by a reduction in direct mail marketing activities to prospective customers. International marketing expenses decreased from $2,168,000 in Fiscal 1995 to $1,661,000 in Fiscal 1996 due primarily to a discontinuance of direct mail marketing activity to prospective customers and reduced installed base direct mail marketing activity.

Research and development expenses increased 19.6% from $3,059,000 in Fiscal 1995 to $3,659,000 in Fiscal 1996, and decreased as a percentage of total revenues from 19.2% to 17.6%. The increase in overall research and development expenses was primarily due to the addition of personnel from the TriMetrix, Inc. acquisition as well as expenses incurred related to product localization for international markets and S-PLUS development efforts.

General and administrative expenses increased 20.9% from $2,030,000 in Fiscal 1995 to $2,455,000 in Fiscal 1996 and decreased as a percentage of total revenues from 12.8% to 11.8%, respectively. The increase in overall general and administrative expenses was primarily attributable to costs incurred to attract and retain key management personnel in both the Company's Cambridge headquarters and Seattle operation including the addition of a new General Manager for the Company's Data Analysis Products Division in the third quarter of Fiscal 1996.

Net income for Fiscal 1996 was $1,076,000 compared to a net loss of $1,891,000 in Fiscal 1995, excluding the $1,662,000 non-cash charge for the revaluation of certain intangible assets. The release of Mathcad 6.0 in July 1995 and expansion of global distribution channels supported worldwide growth in both the Mathcad and S-PLUS product lines. In addition, the Company's renewed commitment to the education market in Fiscal 1996 resulted in increased penetration for both existing product lines and new product lines, such as StudyWorks released in June 1996.

Liquidity  and  Capital  Resources


Cash and cash equivalents totaling $4,133,000 at December 31, 1997, increased $1,331,000 during the Transition Period from $2,802,000 at June 30, 1997. The positive cash flow resulted primarily from cash provided by operating activities of $1,602,000, proceeds from exercise of stock options and warrants of $179,000 offset by purchases of property and equipment of $424,000.

The Company generated $1,602,000 in cash from operating activities during the Transition Period. The cash generated by operating activities was primarily attributable to net income of approximately $1,105,000, non-cash depreciation and amortization charges, and to an increase in accounts payable and a decrease in prepaid expenses. The changes in accounts payable and prepaid expenses were due to the timing of payments and management's cash planning and forecasting efforts. The increase in accounts receivable and the decrease in accrued expenses offset these sources of cash. Accounts receivable increased due to the growth in the Company's business and accrued expenses decreased due to the timing of certain payments. The Company used $439,000 in investing activities primarily due to the purchase of $424,000 of property and equipment. Proceeds generated from sales/leaseback equipment financing and the exercise of stock options of $84,000 and $179,000, respectively, were offset by payments on capital lease obligations of $139,000.

The Company's financial reserves are represented by cash and cash equivalents as of December 31, 1997. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts or $1,000,000 based on certain profitability covenants. Borrowings are secured substantially all of the Company's assets and bear interest at the bank's prime rate plus 1%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 31,1998. There were no amounts outstanding under this line at December 31, 1997.

The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this Form 10-K for the Transition Period as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures or cash expenditures related to possible future acquisitions. The Company may be presented from time to time with acquisition opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms favorable to the Company.

In addition to the other information in this report, the cautionary statements discussed in this Form 10-K for the Transition Period should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


The following consolidated financial statements are filed as part of this report:

Report  of  Independent  Public  Accountants

Consolidated  Balance  Sheets as of December 31, 1997 and June 30, 1997 and 1996

Consolidated Statements of Operations for the six-month periods ended December 31, 1997 and December 31, 1996 (unaudited) and for the years ended June 30, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995 and for the six-month period ended December 31, 1997

Consolidated Statements of Cash Flows for the six-month period ended December 31, 1997 and December 31, 1996 (unaudited) and for the years ended June 30, 1997, 1996 and 1995

Notes  to  Consolidated  Financial  Statements

                    Report of Independent Public Accountants



To  MathSoft,  Inc.:

We have audited the accompanying consolidated balance sheets of MathSoft, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1997, June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period ended December 31, 1997 and each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MathSoft, Inc. and subsidiaries as of December 31, 1997 and June 30, 1997 and 1996 and the results of their operations and their cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



    /s/ Arthur  Andersen  LLP



Boston,  Massachusetts
February  9,  1998

                         MATHSOFT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets




                                             ASSETS


                                                          DECEMBER 31,          JUNE 30,
                                                              1997          1997        1996
Current Assets:
Cash and cash equivalents                                 $   4,133,541  $2,802,389  $ 4,954,416
Accounts and other receivables, less reserves of
    approximately $1,598,000 at December 31, 1997 and
    $1,720,000 and $776,000 at June 30, 1997 and 1996,
    respectively                                              3,472,334   3,237,812    3,881,568
Inventories                                                     255,205     343,785      547,892
Prepaid expenses                                                233,714     475,525      381,638
                                                          -------------  ----------  -----------

Total current assets                                          8,094,794   6,859,511    9,765,514
                                                          -------------  ----------  -----------

Property and Equipment, at cost:
Computer equipment and software                               4,592,962   4,396,927    4,052,662
Property and equipment under capital lease                      615,910     427,898            -
Furniture and fixtures                                        1,012,763     989,520      968,644
Leasehold improvements                                          643,310     626,889      621,354
                                                          -------------  ----------  -----------
                                                              6,864,945   6,441,234    5,642,660

Less-Accumulated depreciation and amortization                5,315,979   4,888,216    4,044,072
                                                          -------------  ----------  -----------

                                                              1,548,966   1,553,018    1,598,588
                                                          -------------  ----------  -----------

Other Assets:
Purchased technology, net of accumulated amortization of
    approximately $2,938,000 at December 31, 1997 and
    $2,722,000 and $2,505,000 at June 30, 1997 and 1996,
    respectively                                                 70,500     287,253      504,006
Other assets                                                     97,890      86,661       31,044
                                                          -------------  ----------  -----------

                                                                168,390     373,914      535,050
                                                          -------------  ----------  -----------

                                                          $   9,812,150  $8,786,443  $11,899,152
                                                          =============  ==========  ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           DECEMBER 31,            JUNE 30,
                                                               1997           1997           1996
Current Liabilities:
Current portion of capital lease obligations              $     374,089   $    319,690   $     16,753
Accounts payable                                              2,243,290      2,036,745      1,699,414
Accrued expenses                                              2,207,834      2,592,532      2,255,214
Accrued restructuring, current portion                           10,539         10,539         13,316
Deferred revenue                                              1,389,042      1,443,244      1,092,541
                                                          --------------  -------------  -------------

Total current liabilities                                     6,224,794      6,402,750      5,077,238
                                                          --------------  -------------  -------------

Accrued Restructuring, less current portion                       7,465         13,613         24,152
                                                          --------------  -------------  -------------

Capital Lease Obligations, less current portion                  73,751        182,619          2,694
                                                          --------------  -------------  -------------

Accrued Rent, less current portion                               10,817         19,335         36,372
                                                          --------------  -------------  -------------

Commitments (Note 4)

Stockholders' Equity:
Preferred stock, $.01 par value-
Authorized-1,000,000 shares
Issued and outstanding-none                                           -              -              -
Common stock, $.01 par value-
Authorized-20,000,000 shares
Issued and outstanding-9,108,616, 9,006,376 and
   8,579,262 shares at December 31, 1997, June 30, 1997
   and 1996, respectively                                        91,086         90,064         85,793
Additional paid-in capital                                   29,339,752     29,161,835     28,158,558
Accumulated deficit                                         (25,887,525)   (26,992,109)   (21,474,509)
Cumulative translation adjustment                               (47,990)       (91,664)       (11,146)
                                                          --------------  -------------  -------------

Total stockholders' equity                                    3,495,323      2,168,126      6,758,696
                                                          --------------  -------------  -------------

                                                          $   9,812,150   $  8,786,443   $ 11,899,152
                                                          ==============  =============  =============


        The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES


                              Consolidated Statements of Operations

                    SIX-MONTH  PERIODS  ENDED  DECEMBER  31,      YEARS  ENDED  JUNE  30,
                                 1997          1996          1997          1996          1995
                                           (Unaudited)
Revenues:
Software licenses            $11,145,569   $ 8,265,680   $15,179,191   $18,155,650   $13,751,456
Services and other             1,878,408     1,212,513     2,498,536     2,611,048     2,131,770
                             ------------  ------------  ------------  ------------  ------------

Total revenues                13,023,977     9,478,193    17,677,727    20,766,698    15,883,226
                             ------------  ------------  ------------  ------------  ------------

Cost of Revenues:
Software licenses              1,817,283     1,578,825     3,124,158     3,061,762     3,286,577
Services and other               701,433       403,991       821,781       938,596       777,664
                             ------------  ------------  ------------  ------------  ------------

Total cost of revenues         2,518,716     1,982,816     3,945,939     4,000,358     4,064,241
                             ------------  ------------  ------------  ------------  ------------

Gross profit                  10,505,261     7,495,377    13,731,788    16,766,340    11,818,985
                             ------------  ------------  ------------  ------------  ------------

Operating Expenses:
Sales and marketing            5,169,379     5,007,644    10,251,376     9,719,346     8,703,130
Research and development       2,815,601     2,377,768     5,142,751     3,659,171     3,058,788
General and administrative     1,418,295     1,240,686     2,731,858     2,454,838     2,030,296
Write-down of intangible
     assets                            -             -             -             -     1,662,000
                             ------------  ------------  ------------  ------------  ------------

Total operating
    expenses                   9,403,275     8,626,098    18,125,985    15,833,355    15,454,214
                             ------------  ------------  ------------  ------------  ------------

Income (loss) from
     operations                1,101,986    (1,130,721)   (4,394,197)      932,985    (3,635,229)

Interest Income                   49,653        82,365       153,111       199,049       108,372

Interest Expense                 (29,270)       (2,642)      (14,440)       (7,196)      (26,427)
                             ------------  ------------  ------------  ------------  ------------

Income (loss)
before provision
for income taxes               1,122,369    (1,050,998)   (4,255,526)    1,124,838    (3,553,284)

Provision for Income
Taxes                             17,785        15,582        44,452        49,000             -
                             ------------  ------------  ------------  ------------  ------------

Net income (loss)            $ 1,104,584   $(1,066,580)  $(4,299,978)  $ 1,075,838   $(3,553,284)
                             ============  ============  ============  ============  ============

Basic Net Income (Loss)
per Share                    $       .12   $      (.12)  $      (.49)  $       .13   $      (.50)
                             ============  ============  ============  ============  ============

Diluted Net Income
(Loss) per Share             $       .11   $      (.12)  $      (.49)  $       .11   $      (.50)
                             ============  ============  ============  ============  ============

Weighted Average
Number of Shares
Outstanding                    9,068,714     8,693,148     8,841,170     8,247,036     7,169,593
                             ============  ============  ============  ============  ============

Weighted Average
Shares Outstanding
Assuming Dilution              9,944,283     8,693,148     8,841,170     9,541,580     7,169,593
                             ============  ============  ============  ============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Stockholders' Equity


                                            COMMON STOCK        ADDITIONAL                  CUMULATIVE         TOTAL
                                          NUMBER OF  $.01 PAR    PAID-IN     ACCUMULATED    TRANSLATION    STOCKHOLDERS'
                                           SHARES     VALUE      CAPITAL       DEFICIT      ADJUSTMENT        EQUITY
Balance, June 30, 1994                    7,091,389  $ 70,914  $24,217,450  $(18,510,247)  $     21,787   $    5,799,904
Exercise of stock options, warrants and
   Employee Stock Purchase Plan             181,759     1,817      210,832             -              -          212,649
Compensation associated with issuance
   of stock options                               -         -      150,000             -              -          150,000
Net loss                                          -         -            -    (3,553,284)             -       (3,553,284)
Translation adjustment                            -         -            -             -         14,332           14,332
                                          ---------  --------  -----------  -------------  -------------  ---------------

Balance, June 30, 1995                    7,273,148    72,731   24,578,282   (22,063,531)        36,119        2,623,601
Acquisition of TriMetrix, Inc.              219,997     2,200       63,700      (486,816)             -         (420,916)
Sale of common stock                        750,000     7,500    2,932,963             -              -        2,940,463
Exercise of stock options, warrants and
   Employee Stock Purchase Plan             336,117     3,362      583,613             -              -          586,975
Net income                                        -         -            -     1,075,838              -        1,075,838
Translation adjustment                            -         -            -             -        (47,265)         (47,265)
                                          ---------  --------  -----------  -------------  -------------  ---------------

Balance, June 30, 1996                    8,579,262    85,793   28,158,558   (21,474,509)       (11,146)       6,758,696
Acquisition of acroScience Corporation      250,000     2,500      618,500    (1,217,622)             -         (596,622)
Exercise of stock options and Employee
   Stock Purchase Plan                      177,114     1,771      374,777             -              -          376,548
Compensation associated with issuance of
   stock options                                  -         -       10,000             -              -           10,000
Net loss                                          -         -            -    (4,299,978)             -       (4,299,978)
Translation adjustment                            -         -            -             -        (80,518)         (80,518)
                                          ---------  --------  -----------  -------------  -------------  ---------------

Balance, June 30, 1997                    9,006,376    90,064   29,161,835   (26,992,109)       (91,664)       2,168,126
Exercise of stock options and Employee
  Stock Purchase Plan                       102,240     1,022      177,917             -              -          178,939
Net income                                        -         -            -     1,104,584              -        1,104,584
Translation adjustment                            -         -            -             -         43,674           43,674
                                          ---------  --------  -----------  -------------  -------------  ---------------

Balance, December 31, 1997                9,108,616  $ 91,086  $29,339,752  $(25,887,525)  $    (47,990)  $    3,495,323
                                          =========  ========  ===========  =============  =============  ===============


The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                        MATHSOFT, INC. AND SUBSIDIARIES


                                      Consolidated Statements of Cash Flows

     SIX-MONTH  PERIODS  ENDED  DECEMBER  31,          YEARS  ENDED  JUNE  30,

                                                 1997          1996          1997          1996          1995
                                                           (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)                             $1,104,584   $(1,066,580)  $(4,299,978)  $ 1,075,838   $(3,553,284)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities, net of acquisitions-
Depreciation and amortization                    648,866       545,620     1,063,503     1,043,052     1,624,761
Compensation associated with issuance                  -             -        10,000             -       150,000
   of options
Write-down of intangible assets                        -             -             -             -     1,662,000
Changes in assets and liabilities-
Accounts and other receivables                  (234,522)      251,616       643,756    (2,301,420)    1,790,517
Inventories                                       88,580        17,472       210,946      (247,446)      500,760
Prepaid expenses                                 241,811       (64,123)      (93,886)     (172,936)      711,831
Accounts payable                                 206,543       694,961       329,822       136,252      (260,135)
Accrued expenses                                (399,362)   (1,018,900)     (252,499)     (754,768)   (2,043,772)
Deferred revenue                                 (54,202)      (55,707)      350,702       (74,285)      161,112
                                              -----------  ------------  ------------  ------------  ------------

Net cash provided by (used in)
operating activities                           1,602,298      (695,641)   (2,037,634)   (1,295,713)      743,790
                                              -----------  ------------  ------------  ------------  ------------

Cash Flows from Investing Activities:
Decrease in short-term investments                     -             -             -       448,618       629,888
Purchases of property and equipment             (423,711)     (449,107)     (780,171)   (1,059,263)     (285,572)
Decrease (increase) in other assets              (15,579)      (35,834)      (56,374)       15,688        17,355
Cash acquired from the acroScience and
   TriMetrix acquisitions                              -         9,691         9,691        27,849             -
                                              -----------  ------------  ------------  ------------  ------------

Net cash (used in) provided by
investing activities                            (439,290)     (475,250)     (826,854)     (567,108)      361,671
                                              -----------  ------------  ------------  ------------  ------------

Cash Flows from Financing Activities:
Payments on long-term debt                             -             -       (16,000)      (73,188)      (94,066)
Payments on capital lease obligations           (138,901)      (10,510)     (132,975)      (76,077)     (161,698)
Borrowings on capital lease obligations           84,432             -       565,406             -             -
Proceeds from exercise of stock options,
    warrants and Employee Stock Purchase
    Plan                                         178,939       235,318       376,548       586,975       212,649
Net proceeds from sale of common stock                 -             -             -     2,940,463             -
                                              -----------  ------------  ------------  ------------  ------------

Net cash provided by (used in)
financing activities                             124,470       224,808       792,979     3,378,173       (43,115)
                                              -----------  ------------  ------------  ------------  ------------

Effect of Exchange Rate Changes on Cash
and Cash Equivalents                              43,674       (92,235)      (80,518)      (47,265)       14,332
                                              -----------  ------------  ------------  ------------  ------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                    1,331,152    (1,038,318)   (2,152,027)    1,468,087     1,076,678

Cash and Cash Equivalents, beginning of
period                                         2,802,389     4,954,416     4,954,416     3,486,329     2,409,651
                                              -----------  ------------  ------------  ------------  ------------

Cash and Cash Equivalents, end of period      $4,133,541   $ 3,916,098   $ 2,802,389   $ 4,954,416   $ 3,486,329
                                              ===========  ============  ============  ============  ============

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for-
Interest                                      $   29,271   $     2,642   $    14,439   $     5,519   $    26,426
                                              ===========  ============  ============  ============  ============
Income taxes                                  $    2,981   $    23,111   $     7,530   $    49,220   $    34,069
                                              ===========  ============  ============  ============  ============

Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities:
The  Company  financed  $83,623  of equipment through long-term debt and capital leases in the Transition Period.

The  Company  financed  $63,333 of equipment through long-term debt and capital leases in the year ended June 30,
1997.

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


             The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)




(1)          Operations  and  Significant  Accounting  Policies

MathSoft, Inc. (MathSoft) was incorporated on October 12, 1984. MathSoft develops, markets and supports software productivity tools for the technical calculation and data analysis markets comprised of professionals, students and educators.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the consolidated financial statements and notes.

The accompanying consolidated financial statements comprise those of MathSoft and its wholly owned subsidiaries Statistical Sciences, Inc. (StatSci), TriMetrix, Inc. and acroScience Corporation (collectively referred to as the Company). All material intercompany accounts and transactions have been eliminated.

(a)          Change  In  Fiscal  Year

On  December 16, 1997, the Company's Board of Directors approved a change in the
Company's  fiscal  year.    The Company's fiscal year ends on December 31.

(b)          Revenue  Recognition

The Company derives substantially all of its revenue from software products for use on desktop computers. Revenue from the licensing of software products is recognized when the products are shipped, as there are no significant postdelivery obligations, and the Company provides for estimated returns and warranty costs at the time of sale. The Company offers maintenance contracts and training on its products. Maintenance and training revenues are recognized ratably over the term of the related contracts generally for one year or less. Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

(c)          Cash  and  Cash  Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(d)          Inventories


Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                   DECEMBER 31,      JUNE 30,
                       1997       1997     1996
Raw materials   $      44,786  $  41,648  $162,627
Finished goods        210,419    302,137   385,265
                -------------  ---------  --------

                $     255,205  $ 343,785  $547,892
                =============  =========  ========


(e)          Depreciation  and  Amortization

The Company provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to recover the cost of the assets over their estimated useful lives as follows:


ASSET CLASSIFICATION             USEFUL LIVES
Computer equipment and software        3 years
Furniture and fixtures               3-5 years
Leasehold improvements           Life of lease

Property and equipment under capital leases are amortized over the shorter of the estimated useful life of three to five years or the term of the lease.


(f)          Product  Development  Costs

The Company capitalizes product development costs subsequent to the establishment of technological and commercial feasibility, until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized upon technological feasibility. Amortization of product development costs begins one month after the general release over the shorter of the estimated useful life of the product or 15 months.

No costs have been capitalized since 1995 because costs incurred from technological feasibility to general release have been immaterial. Amortization of product development costs of $488,964 for the year ended June 30, 1995, has been included in cost of revenues in the accompanying consolidated statements of operations.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(g)          Basic  and  Diluted  Net  Income  (Loss)  per  Common  Share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share. This statement is effective for fiscal years ending after December 15, 1997. Net income (loss) per share has been restated for all periods presented to conform with SFAS No. 128.

Basic  and  diluted  net  income  (loss)  per  share  is  as  follows:


                                  SIX-MONTH PERIODS ENDED                YEARS ENDED
                                       DECEMBER  31,                      JUNE  30,
                                    1997          1996         1997          1996         1995
Net income (loss)                $1,104,585  $(1,066,580)  $(4,299,978)  $1,075,838  $(3,553,284)
                                 ==========  ============  ============  ==========  ============

Weighted average shares
    outstanding                   9,068,714    8,693,148     8,841,170    8,247,036    7,169,593
Effect of dilutive securities,
    stock options                   875,569            -             -    1,294,544            -
                                 ----------  ------------  ------------  ----------  ------------

Weighted average shares
outstanding assuming dilution     9,944,283    8,693,148     8,841,170    9,541,580    7,169,593
                                 ==========  ============  ============  ==========  ============

Basic net income (loss) per
    share                        $      .11  $      (.12)  $      (.49)  $      .13  $      (.50)
                                 ==========  ============  ============  ==========  ============

Diluted net income (loss) per
     share                       $      .11  $      (.12)  $      (.49)  $      .11  $      (.50)
                                 ==========  ============  ============  ==========  ============


The  following securities were not included in computing diluted earnings per share because their effect  would  be  antidilutive:

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)


                             SIX-MONTH PERIODS ENDED            YEARS ENDED
                                   DECEMBER  31,                 JUNE  30,
                                1997         1996        1997        1996        1995
Antidilutive securities-
Stock options                 1,996,723   2,628,974   3,001,562   1,073,824   1,922,626
                             ----------  ----------  ----------  ----------  ----------
Average exercise price of
antidilutive securities  $         5.10  $     2.24  $     2.33  $     8.20  $     1.86
                             ==========  ==========  ==========  ==========  ==========



(h)          Postretirement  Benefits

The  Company  has  no  obligations  for  postretirement  benefits.

(i)          Foreign  Currency  Translation

Assets and liabilities of the Company's foreign branch are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction gains and losses were approximately $75,000 and $55,000 in the six-month periods ended December 31, 1997 and 1996, respectively, and were approximately $(257,000), $(12,000) and $38,000 in the years ended June 30, 1997, 1996 and 1995, respectively.

(j)          Other  Assets

In 1997, the Company implemented SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. This standard establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews all long-term assets for impairment. Should there be an impairment, the Company will write down the asset to its current value based on discounted cash flows.

(k)          Concentration  of  Credit  Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances with one financial institution. The Company's accounts receivable are not concentrated within a specific geographic area; however, one single customer represents greater than 10% of the Company's net sales (see Note 8).

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)


(l)          New  Accounting  Standards

In July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, in order to measure all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other nonowner changes in equity. Under SFAS No. 130, companies would include the cumulative total of comprehensive income as a separate component of its stockholders' equity statement. This statement is effective for fiscal years beginning after December 15, 1997, and is applicable on both an interim and annual basis.

In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is applicable only to public, for-profit entities and is effective for years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

(m)          Use  of  Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported
period.    Actual  results  could  differ  from  those  estimates.

(n)          Financial  Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments consisting of cash, accounts receivable and capital leases. The estimated fair value of these financial instruments approximates their carrying value in the accompanying financial statements.
on

(o)          Unaudited  Period

The financial statements for the six months ended December 31, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for the period.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(2)          Income  Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:


            SIX  MONTH
          PERIOD  ENDED
          DECEMBER  31,                  JUNE  30,
              1997             1997         1996         1995
Domestic      $  633,233  $(4,011,290)  $  325,215  $(2,813,334)
Foreign          489,137     (244,236)     799,623     (739,950)
              ----------  ------------  ----------  ------------

              $1,122,370  $(4,255,526)  $1,124,838  $(3,553,284)
              ==========  ============  ==========  ============



The  provisions  for  income  taxes  consist  of  the  following:

                      DECEMBER 31,      JUNE 30,
                         1997       1997        1996
Current tax expense-
Federal                $ 381,000   $     -  $ 340,000
State                     67,000         -     63,000
Foreign                   17,785    44,452     49,000

Deferred tax expense-
Federal                 (381,000)        -   (340,000)
State                    (67,000)        -    (63,000)
                       ----------  -------  ----------

                       $  17,785   $44,452  $  49,000
                       ==========  =======  ==========


                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

The significant components of the deferred tax assets and liabilities are as follows:



                          DECEMBER 31,            JUNE 30,
                             1997            1997          1996
Net operating loss        $ 4,391,000   $ 4,722,000   $ 3,667,000
    carryforward
Research and development
   credit carryforwards       448,000       576,000       552,000
Temporary differences        (819,000)   (1,308,000)     (159,000)
                          ------------  ------------  ------------
                            4,020,000     3,990,000     4,060,000

Valuation allowance        (4,020,000)   (3,990,000)   (4,060,000)
                          ------------  ------------  ------------

Net deferred tax asset    $         -   $         -   $         -
                          ============  ============  ============

Due to the uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.


At December 31, 1997, the Company had available net operating loss carryforwards of approximately $12,916,000 and tax credit carryforwards of approximately $448,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2012. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(3)          Capital  Leases

The Company leases certain equipment under noncancelable leases expiring through fiscal 2002. Future minimum lease payments as of December 31, 1997 under these arrangements are as follows:

Year ending December 31,
1998                                     $380,293
1999                                       93,100
2000                                        9,580
2001                                        9,580
2002                                        4,434
                                         --------

Total minimum lease payments              496,987

Less-Amount representing interest          49,147
                                         --------

Present value of minimum lease payments   447,840

Less-Current portion of capital leases    374,089
                                         --------

                                         $ 73,751
                                         ========

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(4)          Commitments

In August 1993, the Company entered into a six-year operating lease for its facility in Cambridge, Massachusetts. The lease provides for uneven payments during the six-year period. However, rent expense is charged to operations evenly over the leased period. The Company also has operating leases for its Seattle and International office spaces and certain office equipment.

The approximate future lease payments under the Company's operating lease arrangements, exclusive of operating costs and net of sublease revenue through October 2000, are as follows:


                               GROSS      SUBLEASE      NET
                             OPERATING     RENTAL    OPERATING
                               LEASES     RECEIPTS     LEASES
Year ending December 31,
1998                         $  948,000  $(204,000)  $  744,000
1999                            702,500   (169,000)     533,500
2000                             42,000     (3,000)      39,000
2001                              2,500          -        2,500
                             ----------  ----------  ----------

Total future lease payments  $1,695,000  $(376,000)  $1,319,000
                             ==========  ==========  ==========

Rental expense under the Company's operating leases was approximately $430,000 for the six-month period ended December 31, 1997, and was approximately $723,000, $707,000 and $576,000 in the years ended June 30, 1997, 1996 and 1995, respectively.



(5)          Stockholders'  Equity

(a)          Stock  Option  Plans

The Company adopted two stock option plans in 1987 and 1992 (the Plans) whereby the Board of Directors may grant incentive stock options (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. ISOs are granted at a price not less than fair market value at the date of grant.
The  options  typically  vest  over  a  five-year  period.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

The Company has adopted the 1992 Nonemployee Director Stock Option Plan (the 1992 Director's Plan) pursuant to which directors who are not officers or employees of the Company annually receive options to purchase shares of the Company's common stock. A total of 160,000 shares of common stock may be issued under the 1992 Director's Plan. The exercise price of each option equals the fair market value of the stock on the date of grant. The options are exercisable upon the earlier of one year from the date of grant or the first annual meeting of stockholders following the date of grant at which members of the Board are elected.

The  Board  of  Directors granted Key Officer Stock Options to members of senior management of the Company in 1992. The Key Officer Stock Options are nonqualified, nonplan stock options exercisable for an aggregate of 907,556 shares of common stock at an exercise price of $1.08 per share, the fair market value of the common stock on the date of grant. Each such option expires 11 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability. Each Key Officer Stock Option became exercisable upon the closing of the Company's initial public offering.

In 1996, the Company adopted the 1996 Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to the Company are granted nonqualified options to purchase stock in the Company. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan are determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and are not transferable.

As of December 31, 1997, a total of 4,698,508 shares of common stock were reserved for issuance under the Plans, the 1992 Director's Plan, the Key Officer Stock Options, and the 1996 Non-Officer Plan.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 for employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted during fiscal years 1996 and 1997, including the Employee Stock Purchase Plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. For nonemployees, SFAS No. 123 requires that the compensation expense calculated using the Black-Scholes option pricing model be charged to the statement of operations. The value of options awarded to nonemployees as determined under SFAS No. 123 is not material to the results of operations for both fiscal years ended June 30, 1997 and 1996, or for the six-month period ended December 31, 1997.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

The  assumptions  used  and  the  weighted  average  information are as follows:

                          SIX-MONTH     FISCAL YEARS ENDED JUNE 30,
                                         PERIOD ENDED
                                         DECEMBER 31,

                                               1997          1997          1996
Risk-free interest rates                    5.95%-6.61%   6.00%-6.74%   5.61%-6.74%
Expected dividend yield                    None          None          None
Expected lives                                 5 years       5 years       5 years
Expected volatility                                 70%           70%           70%
Weighted average grant-date fair value of
   options granted during the period       $      2.50   $      1.62   $      2.35
Weighted average remaining contractual
   life of options outstanding              2.98 years    5.10 years    5.53 years


The  effect  of  applying  SFAS  No.  123  would  be  as  follows:

                         SIX-MONTH     FISCAL YEARS ENDED JUNE 30,
                                       PERIOD ENDED
                                       DECEMBER 31,

1997                                         1997         1996
Net income (loss) as reported             $1,104,585  $(4,299,978)  $1,075,838

Basic income (loss) per share as
reported                                         .12         (.49)         .13

Diluted net income (loss) per share as
reported                                         .11         (.49)         .11

Pro forma net income (loss)                  706,565   (4,880,616)     622,956

Pro forma basic net income (loss) per
share                                            .08         (.55)         .07

Pro forma diluted net income (loss) per
share                                            .07         (.55)         .06

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

The  Company's  stock  option  activity  for  all  plans  is  as  follows:


                                            WEIGHTED
                                   NUMBER OF     AVERAGE
                                 SHARES     EXERCISE PRICE

Outstanding at June 30, 1994      1,457,671   $2.84
Granted                           1,155,000    2.13
Exercised                          (145,304)   1.05
Canceled                           (544,741)   6.01
                                  ----------  -----

Outstanding at June 30, 1995      1,922,626    1.86
Granted                             961,434    5.52
Exercised                          (320,452)   1.65
Canceled                           (195,240)   5.53
                                  ----------  -----

Outstanding at June 30, 1996      2,368,368    3.03
Granted                           1,289,514    2.74
Exercised                          (148,651)   1.64
Canceled                           (507,669)   4.28
                                  ----------  -----

Outstanding at June 30, 1997      3,001,562    2.33
Granted                             110,900    3.42
Exercised                           (78,770)   1.60
Canceled                           (161,400)   2.35
                                  ----------  -----

Outstanding at December 31, 1997  2,872,292   $2.39
                                  ==========  =====

Exercisable at June 30, 1997      1,378,182   $2.04
                                  ==========  =====

Exercisable at December 31, 1997  1,593,753   $1.83
                                  ==========  =====

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

The following table summarizes information about stock options outstanding at December 31, 1997:


                             OPTIONS  OUTSTANDING                    OPTIONS  EXERCISABLE
                                    WEIGHTED                               WEIGHTED
                                    AVERAGE      WEIGHTED                   AVERAGE    WEIGHTED
    RANGE OF        NUMBER OF      REMAINING     AVERAGE   NUMBER OF       REMAINING   AVERAGE
     OPTION          OPTIONS      CONTRACTUAL    OPTION     OPTIONS       CONTRACTUAL   OPTION
     PRICES        OUTSTANDING       LIFE         PRICE    EXERCISABLE       LIFE       PRICE

 .50-     $2.00       980,990        1.87 years     1.57      882,553       1.79 years    1.52
2.25-     4.00     1,685,016        3.54           2.56      625,914       3.96          2.48
4.25-     6.00       183,000        3.67           5.34       62,000       4.56          5.64
6.13-    13.00        23,286        3.16           7.65       23,286       3.16          7.65
                   ---------                                ---------

 .50-$13.00         2,872,292        2.98           2.39    1,593,753       2.77          1.83
                   =========                               =========



(b)          Employee  Stock  Purchase  Plan

The Company has an employee stock purchase plan pursuant to which the Company has reserved and may issue up to 200,000 shares of common stock in semiannual offerings over a 10-year period. Shares of common stock are sold at 85% of fair market value, as defined. During the six-month period ended December 31, 1997, the Company issued 23,470 shares under the Plan. During the years ended June 30, 1997, 1996 and 1995, the Company issued 28,463, 13,065, and 14,565 shares, respectively,  under  the  Plan.

(6)          Geographic  Data

Revenues  by  geographic area as a percentage of total revenues were as follows:

               SIX-MONTH PERIODS
                ENDED DECEMBER 31,     YEARS ENDED JUNE 30,
GEOGRAPHIC AREA     1997     1996       1997   1996   1995
North America        70%      67%        68%   67%     64%
Europe               22       26         23    24      26
Other                 8        7          9     9      10
                    ----     ----       ----  ----    ----

                    100%     100%       100%  100%    100%
                     ====    ====       ====  ====    ====






                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

Revenues, operating income (loss) and identifiable assets for the Company's U.S. and international operations for the three years ended June 30, 1997 and the six-month period ended December 31, 1997 are summarized as follows:




                                 U.S.   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
Year ended June 30, 1995-
Revenues from unaffiliated
     customers              $10,144,936   $5,738,290   $         -   $15,883,226
Operating loss               (2,869,452)    (765,777)            -    (3,635,229)
Identifiable assets           6,804,596    1,218,927        79,118     8,102,641

Year ended June 30, 1996-
Revenues from unaffiliated
     customers              $14,010,567   $6,756,131   $         -   $20,766,698
Operating income                161,909      771,076             -       932,985
Identifiable assets          11,467,596    2,349,923    (1,918,367)   11,899,152

Year ended June 30, 1997-
Revenues from unaffiliated
     customers              $11,659,991   $6,017,736   $         -   $17,677,727
Operating loss               (3,994,060)    (400,137)            -    (4,394,197)
Identifiable assets          12,179,468    1,987,444    (5,380,469)    8,786,443

Six-Month Period Ended
December 31, 1997-
Revenues from unaffiliated
     customers              $ 9,178,311   $3,845,666   $         -   $13,023,977
Operating income                626,621      475,366             -     1,101,987
Identifiable assets          12,600,675    2,591,942    (5,380,467)    9,812,150

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1997

                (Including Data Applicable to Unaudited Periods)

                                   (Continued)

(7)          Accrued  Expenses

Accrued  expenses  consist  of  the  following:
                                          DECEMBER 31,         JUNE 30,
                                              1997         1997         1996
Accrued payroll and payroll-related items  $  403,058  $  402,715  $  827,950
Accrued bonuses                               236,262     425,000     466,939
Accrued vacation                              371,420     375,368     316,582
Accrued royalties                             183,886     146,962     281,288
Other accrued expenses                      1,013,208   1,242,487     362,455
                                           ----------  ----------  ----------

                                           $2,207,834  $2,592,532  $2,255,214
                                           ==========  ==========  ==========


(8)          Significant  Customer

During the six-month period ended December 31, 1997, one customer accounted for 12% of net sales. One customer accounted for 12% and 14% of net sales in the years ended June 30, 1996 and 1997, respectively. There were no significant customers in the year ended June 30, 1995.

(9)          Line  of  Credit

The Company has a line of credit with a bank, collateralized by substantially all of the Company's assets. Borrowings are limited to the lesser of 65% of eligible domestic accounts or $1,000,000. Interest on outstanding borrowings under this line is based on the bank's prime rate (8.5% at December 31, 1997) plus 1%. The Company had no outstanding borrowings under this line as of December 31, 1997. The agreement contains covenants that, among other things, require the Company to meet certain profitability and maximum leverage ratios, and to maintain a minimum level of tangible net worth. The line of credit expires in December 1998.

(10)          Acquisitions

In November 1996 and 1995, the Company acquired 100% of the outstanding capital stock of acroScience Corporation and TriMetrix, Inc., respectively, each business combination was accounted for as a pooling of interests. As a result of the business combinations, acroScience Corporation and TriMetrix, Inc. became wholly owned subsidiaries of the Company. acroScience Corporation develops visual modeling and programming tools. In consideration of this acquisition, former stockholders of acroScience Corporation received a total of 250,000 shares of the Company's common stock. TriMetrix, Inc. develops and manufactures advanced charting and data analysis software. In consideration of this acquisition, former stockholders of TriMetrix, Inc. received a total of 219,997 shares of the Company's common stock. For financial reporting purposes, the periods preceding the acquisitions have not been restated, as the acquisitions were not material. The results of operations of acroScience Corporation and TriMetrix, Inc. have been included in the consolidated operating results since the dates of the respective acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not  applicable.

                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS
     The current directors and executive officers of the Corporation, their ages, and the positions currently held by each such person with the Corporation are as follows:

NAME                       AGE    POSITION
----          ---          --------

Richard A. D'Amore*(1)(2)  44     Director
Charles J. Digate          44     Chairman of the Board of Directors, President and Chief Executive Officer
Charles H. Federman(2)     41     Director
Robert P. Orlando          39     Vice President Finance and Administration, Chief Financial Officer, Treasurer and Clerk
Steven R. Vana-Paxhia      50     Director
June L. Rokoff(1)          48     Director


*Mr.  D'Amore  retired  from  the  Board  of  Directors  in  February  1998.
(1)  Member  of  the  Compensation  Committee
(2)  Member  of  the  Audit  Committee


     In accordance with the Corporation's Third Restated Articles of Organization, the Corporation's Board of Directors is divided into three classes each of which holds office for a three year term. Officers of the Corporation are elected by, and serve at the discretion of, the Board of Directors.

Charles J. Digate. Mr. Digate has been a director and an executive officer of the Corporation since September 1994. Mr. Digate's term as a Class II Director will expire as of the date of the Annual Meeting of Stockholders to be held in calendar year 2000. Mr. Digate founded Beyond Incorporated, a developer and publisher of enterprise messaging systems, in 1988 and served as its Chairman, Chief Executive Officer and President until February 1994 when Beyond was acquired. Prior to founding Beyond, Mr. Digate spent more than four years at Lotus Development Corp., where his posts included Senior Vice President, Analytical Software Products and Vice-President, International Operations and Corporate Marketing. Mr. Digate also served approximately seven years at Texas Instruments, primarily focusing on its consumer electronics products, including calculators and home computers. He also serves on the board of two privately held software companies, Centra Software and Network Integrity.

June L. Rokoff. Ms. Rokoff has been a director of the Corporation since 1994. Ms. Rokoff's term as a Class II Director will expire as of the date of the Annual Meeting of Stockholders to be held in calendar year 2000. Ms. Rokoff is also a director of NewsEDGE Corporation, a public company that provides customized real-time news and information. Until December 1995, Ms. Rokoff was a Senior Vice President, Worldwide Services Group, at Lotus Development Corp., where she had spent ten years in management. Lotus, a wholly owned subsidiary of International Business Machines, is a provider of software and support services for businesses and individuals. Prior management positions at Lotus included Senior Vice President, Development, Vice President, Graphics and Information Management Division, and General Manager, Lotus 1-2-3 Release 3.

Richard A. D'Amore. Mr. D'Amore retired as a director of the Corporation in February 1998. Mr. D'Amore had been a director since October 1987. Mr. D'Amore has been a general partner of various venture capital funds affiliated with Hambro International Venture Funds since 1982 and is currently also a general partner of the venture capital fund North Bridge Venture Partners. Mr. D'Amore is also a director of Solectron Corporation, a provider of customized manufacturing services to original equipment manufacturers in the electronics industry, Veeco Instruments, Inc., a designer, manufacturer and servicer of precision ion beam etching and surface measurement systems, and Xionics Document Technologies, a manufacturer of computer hardware and software for personal computer document image processing.

Charles H. Federman. Mr. Federman has been a director since December 1994. Mr. Federman's term as a Class I Director expires as of the date of the Annual Meeting of Stockholders to be held in calendar year 1999. Mr. Federman is the Managing Director of BMR Group, a private investment firm. Mr. Federman is also a director of Logic Works, Inc., SQRibe Technologies, Inc., Phoenix Technologies Ltd., International Micro Software, Inc. and Backweb Technologies, Inc. Logic Works, Inc. develops and publishes computer aided software engineering (CASE) software. SQRibe Technologies, Inc. develops off-the-shelf database enhancement and optimization tools. Phoenix Technologies Ltd. designs, develops and markets systems software compatibility products for personal computers, workstations and peripheral devices. International Micro Software, Inc. develops and publishes PC based productivity applications. Backweb Technologies, Inc. develops intranet software tools.

     Steven R. Vana-Paxhia. Mr. Vana-Paxhia has been a director since July 1996. Mr. Vana-Paxhia's term as a Class III Director expires as of the date of the Annual Meeting of Stockholders to be held in calendar year 1998. Mr.
Vana-Paxhia  has  been  the  President  and  Chief  Executive  Officer  of  Inso
Corporation since the time of its initial public offering in March 1994. Inso Corporation provides multilingual software products to software developers, leading corporations and consumers across all industries. Inso Corporation was formerly the Software Division of Houghton Mifflin Corporation. From November 1990 to March 1994, Mr. Vana-Paxhia was Vice President of the Software Division of Houghton Mifflin Corporation. Mr. Vana-Paxhia is also a director of Spyglass, Inc., a developer of internet enabling technologies.

     Robert P. Orlando. Mr. Orlando joined the Corporation in December 1991 as Vice President Finance and Administration and Chief Financial Officer. He was named Treasurer in November, 1994. From May 1987 to November 1991, Mr. Orlando was employed by Bitstream, Inc., most recently as Vice President of Finance and Treasurer. Before that he served as Controller of Unicco Service Co. from 1986 to 1987, as General Accounting Manager of Orion Research from 1985 to 1986 and as a certified public accountant with Arthur Andersen LLP from 1980 to 1985.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file reports  of  ownership and changes in ownership with the Securities and Exchange
Commission  and  The  Nasdaq  Stock  Market.    Officers,  directors  and
greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Corporation with all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Corporation believes that during the Transition Period all of its officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exception: Mr. Meshberg filed one report late which reported two transactions.




ITEM  11.    EXECUTIVE  COMPENSATION

COMPENSATION  OF  DIRECTORS

Each non-employee director of the Corporation is entitled to participate in the Corporation's 1992 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan authorizes the grant of stock options only to members of the Corporation's Board of Directors who are neither employees nor officers of the Corporation. Under the Director Plan, each non-employee director who has served as a member of the Board for at least one year on February 3rd of each year receives automatically, on such date, an option to purchase 5,000 shares of Common Stock at an exercise price equal to 100% of the fair market value of a share of Common Stock on such date. Each non-employee director who has served for less than an entire year on February 3rd receives automatically an option to purchase the number of shares of Common Stock equal to the number of full months he has served on the Board during the prior year, divided by 12 and multiplied by 5,000. In addition, each non-employee director first elected to the Board of Directors after February 3, 1993 will receive automatically on the date of his or her election an option to purchase 20,000 shares of the Common Stock of the Corporation at an exercise price equal to 100% of the fair market value of a share of Common Stock on such date. Currently, the number of shares of Common
Stock authorized for issuance under the Director Plan is 160,000 shares, of which 119,334 shares were outstanding as of March 23, 1998.


     Options granted under the Director Plan may not be exercised until they become vested. Each option granted under the Director Plan becomes exercisable in one installment on the earlier of: (i) the first anniversary of the date of grant; or (ii) the first Annual Meeting of Stockholders following the date of grant at which members of the Board of Directors are elected, provided that the optionee has continuously served as a member of the Board of Directors through such date. Options granted under the Director Plan expire on the date which is ten years from the date of the option grant.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth certain information with respect to the annual compensation paid or accrued by the Corporation for services rendered to the Corporation, in all capacities, for the Transition Period and for the fiscal years ended June 30, 1997 and 1996 by its Chief Executive Officer (the "CEO") and the other most highly compensated executive officer other than the CEO, whose total salary and bonus exceeded $100,000 (collectively with the CEO, the "Named Executive Officers"). The Corporation did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the Transition Period or the fiscal years ended June 30, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE
                                           LONG-TERM
                                          COMPENSATION
                                          ------------

                                       ANNUAL COMPENSATION(1)             AWARDS
                                        ----------------------            ------
                                                                       SECURITIES
                                                                        UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR     SALARY     BONUS(2)    OPTIONS/SARS(#)
---------------------------     ----     ------     --------          ---------------

Charles J. Digate                     1997(3)  $125,000  $ 50,000             0
   Chairman of the Board of           1997      250,000         0       100,000
   Directors, President and Chief     1996      250,000   100,000        75,000
   Executive Officer
Robert P. Orlando                     1997(3)  $ 64,000  $ 20,000             0
   Vice President Finance and         1997      128,000     8,000        30,000
   Administration, Chief Financial    1996      125,000    35,000        35,000
   Officer, Treasurer and Clerk



__________
(1) Excludes perquisites and other personal benefits, if any, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported. The Corporation did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during the Transition Period or the fiscal years ended June 30, 1997 or 1996.

(2) Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(3) The Corporation changed its fiscal year end from June 30 to December 31. Therefore, the footnoted period represents compensation earned during the Transition Period.

OPTIONS/SAR  GRANTS  TABLE

     There were no grants of stock options or SARs made to the Named Executive Officers during the Transition Period.

OPTION  EXERCISES  AND  FISCAL  YEAR  END  VALUES

     Shown below is information with respect to options to purchase the Corporation's Common Stock granted under the Corporation's stock plans, including: (i) the number of shares of Common Stock purchased upon exercise of options in the Transition Period; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1997; and (iv) the value of such unexercised options at December 31, 1997.



                AGGREGATED  OPTION  /  SAR  EXERCISES  IN  TRANSITION  PERIOD  AND
                              DECEMBER 31, 1997 OPTION / SAR VALUES

                  SHARES                     NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                 ACQUIRED                   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                    ON        VALUE    OPTIONS/SARS AT DECEMBER 31, 1997    AT DECEMBER 31,1997(2)
                                       ---------------------------------------------------------------
NAME             EXERCISE    REALIZED(1)  (EXERCISABLE) (UNEXERCISABLE)  (EXERCISABLE) (UNEXERCISABLE)
               -----------  -------------  ------------  --------------  -------------  --------------

Charles J. Digate       0       $     0     554,064         245,936        $494,922        $73,828
Robert P. Orlando  30,000        67,500      23,486          54,800          10,375         11,200


(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value of Common Stock on the date of exercise and exercise price of the options. Named Executive Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options and the amount of cash, if any, received by such individuals is dependent on the price of the Corporation's Common Stock at the time of such sale.

(2) Value is based on the difference between the option exercise price and the fair market value at December 31, 1997, the end of the Transition Period ($2.75 per share), multiplied by the number of shares underlying the option.

EMPLOYMENT  AGREEMENTS  AND  CHANGE-IN-CONTROL  ARRANGEMENTS

     The Corporation has entered into an executive agreement (the "Executive Agreement") with Charles J. Digate, the Corporation's President and Chief Executive Officer. Pursuant to the Executive Agreement, Mr. Digate will receive a base salary of $250,000 for the twelve months ended June 30, 1998 and a bonus of up to $100,000 for the twelve months ended June 30, 1998 based on the Corporation's achievement of a net income plan approved by the Board of Directors, plus additional bonus payments based on specific objectives to be agreed upon between Mr. Digate and the Board from time to time.

     If the Corporation terminates Mr. Digate's employment without cause, or if Mr. Digate terminates his employment following a change of control of the Corporation for certain specified reasons, Mr. Digate will receive severance benefits for eighteen months after such termination equal to his base salary immediately prior to his termination. Any options held by Mr. Digate which are then exercisable and unexpired may be exercised for three years following the later of (i) the termination of his employment or (ii) the date he ceases to be a member of the Corporation's Board of Directors. In addition, upon a change of control of the Corporation, fifty percent (50%) of the unexercisable and unexpired stock options held by Mr. Digate will become exercisable.

     The Corporation has also entered into an option acceleration agreement with Mr. Orlando (the "Option Acceleration Agreement"). The Option Acceleration Agreement provides that (i) upon a change of control, the Corporation will cause fifty percent (50%) of any unexercisable, unexpired installments of stock options held by Mr. Orlando on the change of control to become exercisable, and
(ii) the Corporation shall extend the period within which any option may be exercised by Mr. Orlando after the termination of his employment to twelve months.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     During the Transition Period, Mr. D'Amore and Ms. Rokoff served on the Compensation Committee. No person who served as a member of the Compensation Committee was, during the Transition Period, an officer or employee of the Corporation or any of its subsidiaries, was formerly an officer of the
Corporation or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Corporation served as a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Corporation.


ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

    The following table sets forth as of March 23, 1998 (unless otherwise indicated): (i) the name of each person who, to the knowledge of the Corporation, owned beneficially more than 5% of the shares of Common Stock of the Corporation outstanding at such date; (ii) the name of each director; (iii) the name of each Named Executive Officer; (iv) the number of shares owned by each of such persons; and (v) the percentage of the outstanding shares represented thereby, and also sets forth such information for all current directors and executive officers as a group.


                                                AMOUNT AND NATURE
  NAME AND ADDRESS OF BENEFICIAL OWNER            OF OWNERSHIP(1)     PERCENT OF CLASS
  ------------------------------------            ---------------     ----------------
Charles J. Digate**(2)                                   769,099          7.9%
Charles H. Federman(3)                                    40,417            *
  c/o BMR Group
  One Parker Plaza, Suite 1500
  Fort Lee, NJ 07024
Samuel P. Meshberg and certain affiliates(4)           1,265,500         13.8%
  c/o Financial Management Investment Services, Inc.
  118 Burr Court
  Bridgeport, CT 06605
Robert P. Orlando**(5)                                    74,986            *
June L. Rokoff**(6)                                       46,693            *
Steven R. Vana-Paxhia(7)                                  22,500            *
  c/o Inso Corporation
  31 St. James Avenue
  Boston, MA 02116
All directors and executive officers as a group          953,695         10.0%
(5 persons) (8)

    *          Less  than  1%

   **          c/o  MathSoft,  Inc.,  101  Main  Street,  Cambridge,  MA  02142.

(1) Except as otherwise noted, to the knowledge of the Corporation, each person named in the table has sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(2) Includes 599,375 shares issuable upon the exercise of outstanding stock options exercisable on March 23, 1998 or within 60 days thereafter.

(3) Includes 30,417 shares issuable upon the exercise of outstanding stock options exercisable on March 23, 1998 or within 60 days thereafter.

(4) Includes 3,000 shares owned by Ron Meshberg and Mr. Meshberg disclaims beneficial ownership of such shares.

(5) Includes 34,986 shares issuable upon the exercise of outstanding stock options exercisable on March 23, 1998 or within 60 days thereafter.

(6) Includes 30,417 shares issuable upon the exercise of outstanding stock options exercisable on March 23, 1998 or within 60 days thereafter. Includes 1,000 shares owned by David Rokoff, spouse of Ms. Rokoff, as custodian for Sam Rokoff, a minor child of Ms. Rokoff. Ms. Rokoff disclaims beneficial ownership of these 1,000 shares.

(7) Includes 22,500 shares issuable upon the exercise of stock options exercisable on March 23, 1998 or within 60 days thereafter.

(8) Includes 758,695 shares issuable upon the exercise of outstanding stock options exercisable on March 23, 1998 or within 60 days thereafter.



ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Corporation has adopted a policy that all transactions between the Corporation and its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Corporation than could be obtained from unrelated third parties and must be approved by a majority of the non-employee independent and disinterested directors.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     (a)      The  following  documents  are filed as a part of this report:

          1.  Financial Statements.  The following consolidated financial
              --------------------
              statements of the Company and Independent Auditors Report are filed as part of this report.

          Report  of  Independent  Public  Accountants.

          Consolidated Balance Sheets as of December 31, 1997 and 1996 and June 30, 1997 and 1996.

          Consolidated Statements of Operations for the six months ended December 31, 1997 and 1996 and the twelve months ended June 30, 1997, 1996 and 1995.

          Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1997 and 1996 and the twelve months ended
          June 30, 1997,1996 and 1995.

          Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996 and the twelve months ended
          June 30, 1997, 1996 and 1995.

          Notes  to  Consolidated  Financial  Statements.

          2.  Financial  Statement  Schedules.   The following financial
            -------------------------------
          statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements of the Company.

          Schedule  II          Valuation  and  Qualifying  Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.          Exhibits.
                      --------
2.1 Asset Purchase Agreement, dated as of June 30, 1993 among the Registrant, Statistical Sciences, Inc., a Washington corporation, and the Stockholders listed on Schedule I thereto (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 30, 1993 and incorporated herein by reference).

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

10.19 Software License Agreement, dated February 18, 1996, between the Company and Lucent Technologies Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, file number 0-020992, and incorporated herein by reference).*

10.20 Amendment to Software License Agreement, dated September 25, 1997, between the Company and Lucent Technologies Inc.*

10.21 Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).#

10.22 Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P. Orlando (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).#

21.1 Subsidiaries  of  the  Registrant.

23.1          Consent  of  Arthur  Andersen  LLP

* Confidential treatment as to portions of the filed exhibit was previously granted.

# Management contract or compensatory arrangement required to be filed pursuant to Item 14(c) of Form 10-K

(b)  Reports  on  Form  8-K.
       The Company filed a current Report on Form 8-K dated October 9, 1997 Reporting fiscal 1998 first quarter results.
       The Company filed a Current Report on Form 8-K dated December 17, 1997 Reporting the change of the Company's fiscal year end from June 30 To December 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MATHSOFT,  INC.


March 30, 1998       By: /s/ Charles J. Digate
                     -----------------------------------------------
                     Charles J. Digate
                     Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 30, 1998       /s/ Charles H. Federman
                     -----------------------------------------------
                    Charles H. Federman
                    Director


March 30, 1998      /s/ Robert P. Orlando
                     -----------------------------------------------
                    Robert P. Orlando
                    Vice President Finance and Administration, Chief Financial Officer, Treasurer and Clerk
                    (Principal Financial and Accounting Officer)

March 30, 1998     /s/ June L. Rokoff
                    ------------------------------------------------
                   June L. Rokoff
                   Director

March 30, 1998     /s/ Steven R. Vana-Paxhia
                    ------------------------------------------------
                   Steven R. Vana-Paxhia
                   Director



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

10.19 Software License Agreement, dated February 18, 1996, between the Company and Lucent Technologies Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, file number 0-020992, and incorporated herein by reference).*

10.20 Amendment to Software License Agreement, dated September 25, 1997, between the Company and Lucent Technologies Inc.*

10.21 Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).

10.22 Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P. Orlando (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).

21.1 Subsidiaries  of  the  Registrant.

23.1          Consent  of  Arthur  Andersen  LLP

* Confidential treatment as to portions of the filed exhibit was previously granted.