Form 10-Q
period 1998-03-31
MATHSOFT INC
filed 1998-05-15
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                     YES            X                            NO
                            ---------

AS OF MAY 7, 1998 THERE WERE 9,238,709 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                       PAGE
                                                       ----


PART I.    FINANCIAL INFORMATION:

        Item 1. Consolidated Condensed Financial Statements

                Consolidated Condensed Balance Sheets as of
                March 31, 1998 and December 31, 1997                                        3

           -    Consolidated Condensed Statements of Operations for the
                Three Month Periods Ended March 31, 1998 and 1997                           5

           -    Consolidated Condensed Statements of Cash Flows for the
                Three Month Periods Ended March 31, 1998 and 1997                           6

              - Notes to Consolidated Condensed Financial Statements                        8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         12

        Cautionary Statements                                                               15




PART  II.      OTHER  INFORMATION:

        Item  6.  Exhibits  and  Reports  on  Form  8-K                                     19


SIGNATURES                                                                                  20

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)



                                                               MARCH 31,   DECEMBER 31,
                                                                 1998          1997
                                                              -----------  -------------
CURRENT ASSETS:
       Cash and cash equivalents                              $ 4,209,569  $   4,133,541
       Accounts receivables, less reserves of
            approximately $1,448,000 at March 31, 1998
            and $1,598,000 at December 31, 1997                 2,959,984      2,527,973
       Other receivables                                          942,922        944,361
       Inventories                                                216,699        255,205
       Prepaid expenses                                           516,896        233,714

                    Total current assets                        8,846,070      8,094,794
                                                              -----------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                          4,435,995      4,609,382
       Property and equipment under capital lease                 918,267        615,910
       Furniture and fixtures                                   1,016,636      1,012,763
       Leasehold improvements                                     624,658        626,890
                                                              -----------  -------------
                                                                6,995,556      6,864,945
       Less - Accumulated depreciation and amortization         5,544,935      5,315,979

                                                                1,450,621      1,548,966

OTHER ASSETS:
       Purchased technology, net of accumulated amortization
           of approximately $2,938,000 at March 31, 1998 and
           December 31, 1997                                       70,500         70,500
       Other assets                                               109,103         97,890

                                                                  179,603        168,390
                                                              -----------  -------------
                                                              $10,476,294  $   9,812,150
                                                              ===========  =============













 The  accompanying  notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                         MARCH 31,     DECEMBER 31,
                                                               1998            1997
CURRENT LIABILITIES:
       Current portion of capital lease obligations    $    571,276   $     374,089
       Accounts payable                                   2,308,095       2,243,290
       Accrued expenses and other liabilities             1,955,098       2,236,655
       Deferred revenue                                   1,310,663       1,389,042
                                                       -------------  --------------
                    Total current liabilities             6,145,132       6,243,076
                                                       -------------  --------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION             254,441          73,751
                                                       -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                           -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,171,731 shares
            at March 31, 1998 and 9,108,616 shares at
            December 31, 1997                                91,717          91,086
       Additional paid-in capital                        29,455,836      29,339,752
       Accumulated deficit                              (25,406,474)    (25,887,525)
       Cumulative translation adjustment                    (64,358)        (47,990)
                                                       -------------  --------------
                   Total stockholders' equity             4,076,721       3,495,323
                                                       -------------  --------------
                                                       $ 10,476,294   $   9,812,150
                                                       =============  ==============










 The  accompanying  notes  are  an  integral  part  of  these consolidated condensed financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               1998                1997
                                                        ------------------  -------------------
REVENUES:
       Software licenses                                $        4,919,922  $        3,243,661
       Services and other                                          782,371             597,906
                                                        ------------------  -------------------
            Total revenues                                       5,702,293           3,841,567
                                                        ------------------  -------------------

COST OF REVENUES:
       Software licenses                                           706,000             807,738
       Services and other                                          296,735             191,632
                                                        ------------------  -------------------
            Total cost of revenues                               1,002,735             999,370
                                                        ------------------  -------------------
            Gross profit                                         4,699,558           2,842,197
                                                        ------------------  -------------------

OPERATING EXPENSES:
       Sales and marketing                                       2,420,954           2,592,123
       Research and development                                  1,219,232           1,435,638
       General and administrative                                  601,852             775,690
                                                        ------------------  -------------------
            Total operating expenses                             4,242,038           4,803,451
                                                        ------------------  -------------------

            INCOME (LOSS) FROM OPERATIONS                          457,520          (1,961,254)

INTEREST INCOME, NET                                                23,531              44,598

            INCOME (LOSS) BEFORE PROVISION FOR
                INCOME TAXES                                       481,051          (1,916,656)

PROVISION FOR INCOME TAXES                                               -              12,658
                                                        ------------------  -------------------
            NET INCOME (LOSS)                           $          481,051  $       (1,929,314)
                                                        ==================  ===================


BASIC NET INCOME (LOSS) PER SHARE                       $             0.05  $            (0.21)
                                                        ==================  ===================

DILUTED NET INCOME (LOSS) PER SHARE                     $             0.05  $            (0.21)
                                                        ==================  ===================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    9,131,169           8,977,144
                                                        ==================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION           10,214,439           8,977,144
                                                        ==================  ===================









 The  accompanying  notes  are  an  integral  part  of  these  consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED
                                             MARCH 31,

                                                                   1998          1997
                                                                -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                             $  481,051   $(1,929,314)
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
     Depreciation and amortization                                 230,588       252,538
     Changes in assets & liabilities-
         Accounts receivables                                     (432,011)      493,164
         Other receivables                                           1,439      (251,621)
         Inventories                                                38,506       103,708
         Prepaid expenses                                         (283,182)       11,332
         Accounts payable                                           64,807      (182,471)
         Accrued expenses                                         (281,559)      230,680
         Deferred revenue                                          (78,379)      260,654
                                                                -----------  ------------
             Net cash used in operating activities                (258,740)   (1,011,330)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                             (130,611)     (192,444)
  Increase in other assets                                         (12,845)       (6,158)
                                                                -----------  ------------
            Net cash used in investing activities                 (143,456)     (198,602)
                                                                -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations and short-term debt        (81,027)      (68,879)
  Proceeds from capital lease obligations and short-term debt      458,904       442,590
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                               116,715       140,150
                                                                -----------  ------------
            Net cash provided by financing activities              494,592       513,861

Effect of exchange rate changes on cash and cash equivalents       (16,368)       32,767
                                                                -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                76,028      (663,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,133,541     3,916,098
                                                                -----------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $4,209,569    $3,252,794
                                                                ===========  ============


 The  accompanying  notes  are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                    THREE MONTHS ENDED
                                         MARCH 31,

                                             1998     1997
                                            -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                    $18,830  $   994
                                            =======  =======
                Income taxes                $16,368  $12,659
                                            =======  =======

































 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the transition period from July 1, 1997 to December 31, 1997. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.          RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the quarter ended December 31, 1997 and March 31, 1997 have been reclassified to conform to the presentation for the quarter ended March 31, 1998.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                        MARCH 31,   DECEMBER 31,
                           1998         1997

Materials and supplies  $   12,972  $      44,786
Finished goods             203,727        210,419
                        ----------  -------------
                        $  216,699  $     255,205
                        ----------  -------------


                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.    BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  COMMON  SHARE

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

Basic  and  diluted  net  income  (loss)  per  share  is  as  follows:

                                        THREE-MONTH  PERIODS
                                                 ENDED
                                               MARCH  31,

                                            1998        1997
                                      $   481,051  $(1,929,314)
                                      ===========  ============
Net income (loss)

Weighted average shares
    outstanding                         9,131,169    8,977,144
Effect of dilutive securities,
    stock options                       1,083,270            -
                                      -----------  ------------

Weighted average shares
outstanding assuming dilution          10,214,439    8,977,144
                                      ===========  ============

Basic net income (loss) per share
                                      $       .05  $      (.21)
                                      ===========  ============

Diluted net income (loss) per share
                                      $       .05  $      (.21)
                                      ===========  ============

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:



                           THREE-MONTH  PERIODS
                                 ENDED
                              MARCH 31,

                              1998      1997
Antidilutive securities-
Stock options               224,986   2,567,484
                           --------  ----------
Average exercise price of
antidilutive securities    $   5.34  $     2.30
                           ========  ==========




5.              COMPREHENSIVE  INCOME  (LOSS)

In July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, in order to measure all changes in stockholder's equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholder's. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other nonowner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997, and accordingly the Company has adopted it in its first fiscal quarter of 1998.

Total  Comprehensive  Income  (Loss)  is  as  follows:


                                   THREE-MONTH  PERIODS
                                            ENDED
                                          MARCH  31,
                                       1998         1997

Net Income (Loss)                   $481,051   $(1,929,314)
Cumulative Translation Adjustment    (64,358)      (70,614)
                                    ---------  ------------
Comprehensive Income (Loss)         $416,693   $(1,999,928)
                                    ---------  ------------

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.            RECENTLY  ISSUED  ACCOUNTING  STANDARD

In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is applicable only to public, for-profit entities and is effective for years beginning after December 15, 1997. It need not be applied to interim statements in the initial year of application and accordingly it is not being applied herein. Unless impracticable, companies would be required to restate prior period information upon adoption.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three  Month  Period  Ended  March 31, 1998 Compared with the Three Month Period
Ended  March  31,  1997.

RESULTS  OF  OPERATIONS

Total revenues increased 48% from $3,842,000 for the three months ended March 31, 1997 ("first quarter of fiscal 1997") to $5,702,000 for the three months ended March 31, 1998 ("first quarter of fiscal 1998"). The increase in total revenues was primarily attributable to a worldwide increase in both new license and upgrade revenue generated by the Company's core product, Mathcad 7 for Windows, and new license and maintenance revenue generated from its S-PLUS 4 product released in September 1997.

Mathcad for Windows generated new license revenue of $940,000 in the first quarter of fiscal 1997 compared to $1,912,000 in the first quarter of fiscal 1998, and increased as a percentage of total revenues from 24% to 34%, respectively. Mathcad for Windows generated upgrade revenue of $226,000 in the first quarter of fiscal 1997 compared to $821,000 in the first quarter of fiscal 1998, and increased as a percentage of total revenues from 6% to 14%, respectively. Prior to the release of Mathcad 7 for Windows, the Company's last significant upgrade was Mathcad 6 for Windows which was released in July 1995 and its upgrade cycle was therefore winding to a close in the quarter ended March 31, 1997. Worldwide S-PLUS license and maintenance revenue increased 27% from $1,392,000 in the first quarter of fiscal 1997 to $1,761,000 in the first quarter of fiscal 1998, but decreased as a percentage of total revenues from 36.2% to 30.9%, respectively. Total international revenues attributable to sales of all Company product lines increased 16.0% from $1,446,000 in the first quarter of fiscal 1997 to $1,677,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 37.6% to 29.4%, respectively.

Total cost of revenues remained relatively consistent at $1,003,000 for the first quarter of fiscal 1998 compared to $1,000,000 for the first quarter of fiscal 1997, but decreased as a percentage of total revenues from 26.1% to 17.5%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from diskette to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base in the first quarter of fiscal 1998.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Sales and marketing expenses decreased 6.6% from $2,592,000 in the first quarter of fiscal 1997 to $2,421,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 67.5% to 42.5%, respectively. The decrease in overall sales and marketing expenses was primarily attributable to a decrease in variable marketing expenditures, as the first quarter of fiscal 1997 had increased expenditures related to the launch of the StudyWorks! product line on the Macintosh platform.

Research and development expenses decreased 15.1% from $1,436,000 in the first quarter of fiscal 1997 to $1,219,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 37.4% to 21.4%, respectively. The decrease in overall research and development expenses was due to a significant decrease in research and development fees associated with StatServer product development following product release in April 1997.

General and administrative expenses decreased 22.4% from $776,000 in the first quarter of fiscal 1997 to $602,000 in the first quarter of fiscal 1998, and decreased as a percentage of total revenues from 20.2% to 10.6%, respectively. The decrease in overall general and administrative expenses was due primarily to decreased foreign exchange losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $4,210,000 at March 31, 1998, increased $76,000 during the three-month period ended March 31, 1998 from $4,134,000 at December 31, 1997. The positive cash flow resulted primarily from proceeds generated by equipment financing transactions and stock option exercises of $392,000 and $117,000, respectively, offset by purchases of property and equipment of $131,000 and cash used in operations of $259,000.

The Company's financial reserves are represented by cash and cash equivalents of $4,210,000 as of March 31, 1998. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts receivable or $1,000,000 based on certain profitability covenants. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 1%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 31, 1998. There were no amounts outstanding under this line at March 31, 1998.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 36.1%, 32.5% and approximately 34.0% of the Company's total revenues in the twelve months ended June 30, 1995, 1996, and 1997, and approximately 29.5% of the Company's total revenues in the six months ended December 31, 1997, and approximately 29.4% for the three months ended
March 31, 1998, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed as a part of the most recent version of Mathcad, contains certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the
StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

27.1    Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated January 15, 1998 reporting results for the three-months ended December 31, 1997.

The Company filed a Current Report on Form 8-K dated April 16, 1998 reporting fiscal first quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      MATHSOFT, INC.



Dated:  May 15, 1998  By  /s/ Charles J. Digate
                      ------------------------------------------------
                      Charles J. Digate
                      Chairman, President and Chief Executive Officer
                      (Principal Executive Officer)




Dated:  May 15, 1998  By  /s/ Robert P. Orlando
                      ------------------------------------------------
                      Robert P. Orlando
                      Vice President Finance and Administration,
                      Chief Financial Officer, Treasurer, and Clerk
                      (Principal Financial and Accounting Officer)

                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT  NO.                              DESCRIPTION
------------                              -----------

27.1          Financial  Data  Schedule.