Form 10-Q
period 1998-06-30
MATHSOFT INC
filed 1998-08-07
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                     YES            X                            NO    ________
                            ---------

AS OF AUGUST 4, 1998 THERE WERE 9,269,209 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                       PAGE
                                                       ----


PART I.    FINANCIAL INFORMATION:

        Item 1. Consolidated Condensed Financial Statements

           - Consolidated Condensed Balance Sheets as of
             June 30, 1998 and December 31, 1997                                                                        3

           - Consolidated Condensed Statements of Operations for the
             Three and Six Month Periods Ended June 30, 1998 and 1997                                                   5

           - Consolidated Condensed Statements of Cash Flows for the
             Six Month Periods Ended June 30, 1998 and 1997                                                             6

           - Notes to Consolidated Condensed Financial Statements                                                       8

         Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                       12

         Cautionary Statements                                                                                         17






PART II.   OTHER INFORMATION:

  Item 5.  Other Information                21

  Item 6. Exhibits and Reports on Form 8-K  21


SIGNATURES                                  22

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)



                                                               JUNE 30,    DECEMBER 31,
                                                                 1998          1997
                                                              -----------  -------------
CURRENT ASSETS:
       Cash and cash equivalents                              $ 3,703,908  $   4,133,541
       Accounts receivables, less reserves of
            approximately $1,151,000 at June 30, 1998
            and $1,598,000 at December 31, 1997                 2,945,352      2,527,973
       Other receivables                                        1,351,103        944,361
       Inventories                                                228,928        255,205
       Prepaid expenses                                           459,871        233,714

                    Total current assets                        8,689,162      8,094,794
                                                              -----------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                          4,199,131      4,609,382
       Property and equipment under capital lease               1,197,033        615,910
       Furniture and fixtures                                   1,012,746      1,012,763
       Leasehold improvements                                     624,658        626,890
                                                              -----------  -------------
                                                                7,033,568      6,864,945
       Less - Accumulated depreciation and amortization         5,621,068      5,315,979

                                                                1,412,500      1,548,966

OTHER ASSETS:
       Purchased technology, net of accumulated amortization
           of approximately $2,938,000 at June 30, 1998 and
           December 31, 1997                                       70,500         70,500
       Other assets                                               554,067         97,890

                                                                  624,567        168,390
                                                              -----------  -------------
                                                              $10,726,229  $   9,812,150
                                                              ===========  =============








 The  accompanying  notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                         JUNE 30,      DECEMBER 31,
                                                               1998            1997
CURRENT LIABILITIES:
       Current portion of capital lease obligations    $    574,389   $     374,089
       Accounts payable                                   2,083,393       2,243,290
       Accrued expenses and other liabilities             1,954,998       2,236,655
       Deferred revenue                                   1,462,719       1,389,042
                                                       -------------  --------------
                    Total current liabilities             6,075,499       6,243,076
                                                       -------------  --------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION             281,600          73,751
                                                       -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                           -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,267,209 shares
            at June 30, 1998 and 9,108,616 shares at
            December 31, 1997                                92,672          91,086
       Additional paid-in capital                        29,604,228      29,339,752
       Accumulated deficit                              (25,245,706)    (25,887,525)
       Cumulative translation adjustment                    (82,064)        (47,990)
                                                       -------------  --------------
                   Total stockholders' equity             4,369,130       3,495,323
                                                       -------------  --------------
                                                       $ 10,726,229   $   9,812,150
                                                       =============  ==============






 The  accompanying  notes  are  an  integral  part  of  these consolidated condensed financial  statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                         1998                   1997              1998             1997
                                                 ---------------------  ---------------------  ----------  --------------------
REVENUES:
       Software licenses                         $           4,283,537  $          3,669,849    9,203,459  $         6,913,511
       Services and other                                      939,272               688,117    1,721,643            1,286,023
                                                 ---------------------  ---------------------  ----------  --------------------
            Total revenues                                   5,222,809             4,357,966   10,925,102            8,199,534
                                                 ---------------------  ---------------------  ----------  --------------------

COST OF REVENUES:
       Software licenses                                       599,804               737,595    1,305,804            1,545,333
       Services and other                                      341,679               226,158      638,414              417,790
                                                 ---------------------  ---------------------  ----------  --------------------
            Total cost of revenues                             941,483               963,753    1,944,218            1,963,123
                                                 ---------------------  ---------------------  ----------  --------------------
            Gross profit                                     4,281,326             3,394,213    8,980,884            6,236,411
                                                 ---------------------  ---------------------  ----------  --------------------

OPERATING EXPENSES:
       Sales and marketing                                   2,408,063             2,651,608    4,829,017            5,243,732
       Research and development                              1,135,200             1,329,345    2,354,432            2,764,983
       General and administrative                              600,577               715,482    1,202,428            1,491,172
                                                 ---------------------  ---------------------  ----------  --------------------
            Total operating expenses                         4,143,840             4,696,435    8,385,877            9,499,887
                                                 ---------------------  ---------------------  ----------  --------------------

            INCOME (LOSS) FROM OPERATIONS                      137,486            (1,302,222)     595,007           (3,263,476)

INTEREST INCOME, NET                                            23,282                14,350       46,812               58,948

            INCOME (LOSS) BEFORE PROVISION FOR
                INCOME TAXES                                   160,768            (1,287,872)     641,819           (3,204,528)

PROVISION FOR INCOME TAXES                                           0                16,212            0               28,870
                                                 ---------------------  ---------------------  ----------  --------------------
            NET INCOME (LOSS)                    $             160,768  $         (1,304,084)     641,819  $        (3,233,398)
                                                 =====================  =====================  ==========  ====================


BASIC NET INCOME (LOSS) PER SHARE                                0.02                (0.14)        0.07  $             (0.36)
                                                 =====================  =====================  ==========  ====================

DILUTED NET INCOME (LOSS) PER SHARE                              0.02                (0.14)        0.06  $             (0.36)
                                                 =====================  =====================  ==========  ====================

WEIGHTED AVERAGE NUMBER
            OF SHARES OUTSTANDING                            9,247,593             9,005,931    9,188,244            8,991,617
                                                 =====================  =====================  ==========  ====================


WEIGHTED AVERAGE SHARES OUTSTANDING
           ASSUMING DILUTION                                10,487,987             9,005,931   10,453,352            8,991,617
                                                 =====================  =====================  ==========  ====================






 The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   1998          1997
                                                                -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                             $  641,819   $(3,233,398)
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
     Depreciation and amortization                                 454,944       517,883
     Compensation associated with issuance of options                             10,000
     Changes in assets & liabilities-
         Accounts receivables                                     (417,380)      392,140
         Other receivables                                        (406,742)            0
         Inventories                                                26,277       193,474
         Prepaid expenses                                         (226,157)      (29,763)
         Accounts payable                                         (159,896)     (365,139)
         Accrued expenses                                         (281,657)      766,401
         Deferred revenue                                           73,677       406,409
                                                                -----------  ------------
             Net cash used in operating activities                (295,115)   (1,341,993)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                             (313,288)     (331,064)
  Increase in other assets                                        (461,367)      (20,540)
                                                                -----------  ------------
            Net cash used in investing activities                 (774,655)     (351,604)
                                                                -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations and short-term debt       (262,509)     (138,465)
  Proceeds from capital lease obligations and short-term debt      670,658       565,406
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                               266,062       141,230
                                                                -----------  ------------
            Net cash provided by financing activities              674,211       568,171

Effect of exchange rate changes on cash and cash equivalents       (34,074)       11,717
                                                                -----------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (429,633)   (1,113,709)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,133,541     3,916,098
                                                                -----------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $3,703,908   $ 2,802,389
                                                                ===========  ============


 The  accompanying  notes  are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                          SIX MONTHS ENDED
                                             JUNE 30,
                                           1998     1997
                                            -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                    $37,896  $11,797
                                            =======  =======
                Income taxes                $ 5,000  $ 7,530
                                            =======  =======






















 The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the transition period from July 1, 1997 to December 31, 1997. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.          RECLASSIFICATION  OF  AMOUNTS

Certain amounts in prior period comparative financial statements have been reclassified to conform to the current year presentation.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                        JUNE 30,   DECEMBER 31,
                          1998         1997

Materials and supplies  $ 213,013  $      44,786
Finished goods             15,915        210,419
                        ---------  -------------
                        $ 228,928  $     255,205
                        ---------  -------------


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

Basic  and  diluted  net  income  (loss)  per  share  is  as  follows:

                                    THREE-MONTH  PERIODS            SIX-MONTH  PERIODS
                                            ENDED                          ENDED
                                           JUNE  30,                      JUNE 30,
                                         1998           1997         1998        1997

  Net income (loss)                  $   160,768  $(1,304,084)   $ 641,819  $(3,233,398)
                                     ===========  ============  ===========  ============

  Weighted average shares
      outstanding                      9,247,593    9,005,931    9,188,244   8,991,617
  Effect of dilutive securities,
      stock options                    1,240,394            -    1,265,108           -
                                     -----------  ------------  ----------  -----------

  Weighted average shares
  outstanding assuming
dilution                              10,487,987    9,005,931   10,487,987    9,005,931
                                     ===========  ============  ===========  ============

  Basic net income (loss) per share
                                    $      0.02  $     (0.14)  $     0.07  $    (0.36)
                                    ===========  ============  ==========  ===========

  Diluted net income (loss) per share
                                    $      0.02  $     (0.14)  $     0.06  $    (0.36)
                                    ===========  ============  ==========  ===========

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:



                         THREE-MONTH  PERIODS          SIX-MONTH  PERIODS
                                  ENDED                       ENDED
                                 JUNE  30,                  JUNE 30,

                                 1998        1997      1998        1997
  Antidilutive securities-
  Stock options               180,786   3,001,562   180,786   3,001,562
                             --------  ----------  --------  ----------
  Average exercise price of
  antidilutive securities    $   5.52  $     2.33  $   5.52  $     2.33
                             ========  ==========  ========  ==========




5.              COMPREHENSIVE  INCOME  (LOSS)

In July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, in order to measure all changes in stockholders equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other nonowner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997, and accordingly the Company adopted it in its first fiscal quarter of 1998.

Total  Comprehensive  Income  (Loss)  is  as  follows:

                         THREE-MONTH  PERIODS                    SIX-MONTH PERIODS
                                ENDED                                   ENDED
                               JUNE  30,                              JUNE 30,

                                       1998          1997       1998         1997
  Net income (loss)                $160,768   $(1,304,084)  $641,819  $(3,233,398)
                                   ---------  ------------  --------  ------------
  Cumulative translation
         adjustment                 (17,706)      (21,050)   (34,074)      11,717
                                  ---------  ------------  ---------  ------------
  Comprehensive income
         (loss)                    $143,062   $(1,325,134)  $607,745  $(3,221,681)
                                   =========  ============ =========  ============

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

                        MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Month Period Ended June 30, 1997 Compared with the Three Month Period ended June 30, 1998

RESULTS  OF  OPERATIONS

Total revenues increased 19.8% from $4,358,000 for the three months ended June 30, 1997 ("1997 quarter") to $5,223,000 for the three months ended June 30, 1998 ("1998 quarter"). The increase in total revenues was primarily attributable to a worldwide increase in new license and maintenance revenue generated from its S-PLUS 4.0 product released in September 1997, an increase in S-PLUS service revenue, and to a lesser extent an increase in world-wide Mathcad product line sales. Mathcad product lines increased due to the introduction of StudyWorks II in March 1998.

Worldwide S-PLUS license and maintenance revenue increased 46.5% from $1,229,000 in the 1997 quarter to $1,800,000 in the 1998 quarter, and increased as a percentage of total revenues from 28.2% to 34.5%, respectively. Worldwide S-PLUS service revenue increased 36.5% from $688,000 in the 1997 quarter to $939,000 in the 1998 quarter, and increased as a percentage of total revenue from 15.8% to 18.0%, respectively. Worldwide Mathcad product line sales increased 6.3% from $2,896,000 in the 1997 quarter to $3,077,000 in the 1998 quarter, but decreased as a percentage of total revenue from 66.5% to 58.9%, respectively. Total international revenues attributable to sales of all Company product lines decreased 2.7% from $1,389,000 in the 1997 quarter to $1,351,000 in the 1998 quarter, and decreased as a percentage of total revenues from 31.9% to 25.9%, respectively. The decrease in international revenues was attributable primarily to a weakness in Asian sales as well as a weakness in our core Mathcad business in Europe which resulted from stale marketing programs.

Total cost of revenues remained relatively consistent at $941,000 for the 1998 quarter compared to $964,000 for the 1997 quarter, but decreased as a percentage of total revenues from 22.1% to 18.0%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from diskette to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base in the 1998 quarter.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Sales and marketing expenses decreased 9.2% from $2,652,000 in the 1997 quarter to $2,408,000 in the 1998 quarter, and decreased as a percentage of total revenues from 60.8% to 46.1%, respectively. The decrease in overall sales and marketing expenses was primarily attributable to a decrease in S-PLUS sales expenses as the 1997 quarter had increased expenditures related to the reorganization of its sales infrastructure to support direct sales into this expanding product line.

Research and development expenses decreased 14.6% from $1,329,000 in the 1997 quarter to $1,135,000 in the 1998 quarter, and decreased as a percentage of total revenues from 30.5% to 21.7%, respectively. The decrease in overall research and development expenses was due to a significant decrease in research and development fees associated with StatServer product development following product release in April 1997 and the release of S-PLUS 4.0 in September 1997.

General and administrative expenses decreased 16.0% from $715,000 in the 1997 quarter to $601,000 in the 1998 quarter, and decreased as a percentage of total revenues from 16.4% to 11.5%, respectively. The decrease in overall general and administrative expenses was due primarily to decreased foreign exchange losses.


Six Month Period Ended June 30, 1997 Compared with the Six Month Period ended June 30, 1998

RESULTS  OF  OPERATIONS

Total revenues increased 33.2% from $8,200,000 for the six months ended June 30, 1997 to $10,925,000 for the six months ended June 30, 1998. The increase in total revenues was primarily attributable to a worldwide increase in both new license and upgrade revenue generated by the Company's core product, Mathcad 7 for Windows as well as new license and maintenance revenue generated from its S-PLUS 4.0 product released in September 1997.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Mathcad for Windows new license revenue increased 41.0% from $2,496,000 for the six month period ended June 30, 1997 to $3,519,000 for the six month period ended June 30, 1998, and increased as a percentage of total revenues from 30.4% to 32.2%, respectively. Mathcad for Windows upgrade revenue increased 38.8% from $706,000 for the six month period ended June 30,1997 to $1,218,000 for the six month period ended June 30, 1998, and increased as a percentage of total revenues from 8.6% to 11.1%, respectively. Prior to the release of Mathcad 7 for Windows, the Company's last significant upgrade was Mathcad 6 for Windows which was released in July 1995 and its upgrade cycle was therefore winding to a close in the quarter ended June 30, 1997. Worldwide S-PLUS license and maintenance revenue increased 36.3% from $2,623,000 for the six month period ended June 30, 1997 to $3,574,000 for the six month period ended June 30,1998, and increased as a percentage of total revenues from 32.0% to 32.7%, respectively. Total international revenues attributable to sales of all Company product lines increased 6.8% from $2,835,000 in the six month period ended June 30, 1997 to $3,028,000 for the six month period ended June 30, 1998, and decreased as a percentage of total revenues from 34.6% to 27.7%, respectively.

Total cost of revenues remained relatively consistent at $1,963,000 for the six month period ended June 30,1998 compared to $1,944,000 for the six month period ended June 30, 1997, but decreased as a percentage of total revenues from 23.9% to 17.8%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from diskette to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base in the six-month period ended June 30, 1998.

Sales and marketing expenses decreased 7.9% from $5,244,000 in the six month period ended June 30, 1997 to $4,829,000 in the six month period ended June 30, 1998, and decreased as a percentage of total revenues from 64.0% to 44.2%, respectively. The decrease in overall sales and marketing expenses was primarily attributable to a decrease in salaries and variable marketing expenditures, as the six month period ended June 30, 1997 had increased expenditures related to the launch of StatServer, S-PLUS 4.0 and Mathcad 7.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Research and development expenses decreased 14.8% from $2,765,000 in the six months ended June 30, 1997 to $2,354,000 in the six months ended June 30, 1998, and decreased as a percentage of total revenues from 33.7% to 21.5%, respectively. The decrease in overall research and development expenses was due to a significant decrease in personnel and consulting costs associated with the first release of StatServer in April 1997 and the S-PLUS 4.0 product release in September 1997.

General and administrative expenses decreased 19.4% from $1,491,000 in the six month period ended June 30, 1997 to $1,202,000 in the six month period ended June 30, 1998, and decreased as a percentage of total revenues from 18.2% to 11.0%, respectively. The decrease in overall general and administrative expenses was due primarily to decreased foreign exchange losses.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $3,704,000 at June 30, 1998, decreased $430,000 during the six-month period ended June 30, 1998 from $4,134,000 at
December 31, 1997. The decrease in cash resulted primarily from cash used in investing activities of $775,000 and cash used in operating activities of $295,000, offset by net proceeds generated by equipment financing transactions and stock option exercises of $408,000 and $266,000, respectively.

The Company's financial reserves are represented by cash and cash equivalents of $3,704,000 as of June 30, 1998. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts receivable or $1,000,000 based on certain profitability covenants. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 31, 1998. There were no amounts outstanding under this line at June 30, 1998.

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

Risks Associated with International Operations. Sales outside North America accounted for approximately 36.1%, 32.5% and approximately 34.0% of the Company's total revenues in the twelve months ended June 30, 1995, 1996, and 1997, and approximately 29.5% of the Company's total revenues in the six months ended December 31, 1997, and approximately 27.7% for the six months ended June 30, 1998, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

YEAR 2000 ISSUES. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has done a review of its current products and believes that they are Year 2000 compliant. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Corporation's ongoing results of operations.

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

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM  5.    OTHER  INFORMATION

The proposed date for the 1999 Annual Meeting of stockholders of the Company is May 7, 1999. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the 1999 Annual Meeting must be received at the Company's principal executive offices not later than December 3, 1998 [120 days before the mailing date for the 1999 proxy statement]. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the 1999 Annual Meeting is February 19, 1999 [45 days before the mailing date for the 1999 proxy statement]. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.



Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits:

27.1    Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated April 16, 1998 reporting fiscal first quarter results.

The Company filed a Current Report on Form 8-K dated July 22, 1998 reporting fiscal second quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  MATHSOFT, INC.



Dated:  August 7, 1998                              By  /s/ Charles J. Digate
  Charles J. Digate
  Chairman, President and Chief Executive Officer
  (Principal Executive Officer)




Dated:  August 7, 1998                              By  /s/ Robert P. Orlando
  Robert P. Orlando
  Vice President Finance and Administration,
  Chief Financial Officer, Treasurer, and Clerk
  (Principal Financial and Accounting Officer)

                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  Exhibit Index


Exhibit  No.                              Description

27.1          Financial  Data  Schedule.