Form 10-Q
period 1998-09-30
MATHSOFT INC
filed 1998-11-13
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                     YES            X                            NO    ________
                            ---------

AS OF NOVEMBER 9, 1998 THERE WERE 9,315,707 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                       PAGE
                                                       ----


PART I.    FINANCIAL INFORMATION:

Item 1. Consolidated Condensed Financial Statements

- Consolidated Condensed Balance Sheets as of
    	September 30, 1998 and December 31, 1997                                                           3

- Consolidated Condensed Statements of Operations for the
    	Three and Nine Month Periods Ended September 30, 1998
 	and 1997                                                                                           5

         - Consolidated Condensed Statements of Cash Flows for the
   	 Nine Month Periods Ended September 30, 1998 and 1997                                              6

         - Notes to Consolidated Condensed Financial Statements                                             8

  Item 2. Management's Discussion and Analysis of Financial
    	Condition and Results of Operations                                                                12

  Cautionary Statements                                                                                    18







PART II.   OTHER INFORMATION:

  Item 5.  Other Information                22

  Item 6. Exhibits and Reports on Form 8-K  22


SIGNATURES                                  23

                        MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 1998           1997
                                                            --------------  -------------
CURRENT ASSETS:
       Cash and cash equivalents                            $    4,669,309  $   4,133,541
       Accounts receivable, less reserves of
            approximately $1,149,000 at September 30, 1998
            and $1,598,000 at December 31, 1997                  3,320,600      2,527,973
       Other receivables                                         1,331,503        944,361
       Inventories                                                 211,705        255,205
       Prepaid expenses                                            409,105        233,714

                    Total current assets                         9,942,222      8,094,794
                                                            --------------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                           4,238,372      4,609,382
       Property and equipment under capital lease                1,340,004        615,910
       Furniture and fixtures                                    1,024,095      1,012,763
       Leasehold improvements                                      624,658        626,890
                                                            --------------  -------------
                                                                 7,227,129      6,864,945
       Less - Accumulated depreciation and amortization          5,841,774      5,315,979
                                                            --------------  -------------

                                                                 1,385,355      1,548,966


OTHER ASSETS                                                       560,481        168,390

                                                            $   11,888,058  $   9,812,150
                                                            ==============  =============







 The  accompanying  notes  are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                 1998            1997
CURRENT LIABILITIES:
       Current portion of capital lease obligations    $      601,680   $     374,089
       Accounts payable                                     2,091,412       2,243,290
       Accrued expenses and other liabilities               2,169,412       2,236,655
       Deferred revenue                                     1,776,524       1,389,042
                                                       ---------------  --------------
                    Total current liabilities               6,639,028       6,243,076
                                                       ---------------  --------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION               254,306          73,751
                                                       ---------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                             -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,307,807 shares
            at September 30, 1998 and 9,108,616
            shares at December 31, 1997                        93,078          91,086
       Additional paid-in capital                          29,677,581      29,339,752
       Accumulated deficit                                (24,675,468)    (25,887,525)
       Cumulative translation adjustment                     (100,467)        (47,990)
                                                       ---------------  --------------
                   Total stockholders' equity               4,994,724       3,495,323
                                                       ---------------  --------------
                                                       $   11,888,058   $   9,812,150
                                                       ===============  ==============










 The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                       1998               1997            1998            1997
                                                 -----------------  -----------------  ----------  ------------------
REVENUES:
       Software licenses                         $       5,287,939  $       5,432,088  14,491,398  $      12,345,599
       Services and other                                  941,206            922,870   2,662,849          2,208,893
                                                 -----------------  -----------------  ----------  ------------------
            Total revenues                               6,229,145          6,354,958  17,154,247         14,554,492
                                                 -----------------  -----------------  ----------  ------------------

COST OF REVENUES:
       Software licenses                                   754,665            984,678   2,060,469          2,530,011
       Services and other                                  311,240            316,273     949,654            734,063
                                                 -----------------  -----------------  ----------  ------------------
            Total cost of revenues                       1,065,905          1,300,951   3,010,123          3,264,074
                                                 -----------------  -----------------  ----------  ------------------
            Gross profit                                 5,163,240          5,054,007  14,144,124         11,290,418
                                                 -----------------  -----------------  ----------  ------------------

OPERATING EXPENSES:
       Sales and marketing                               2,624,591          2,621,963   7,453,609          7,865,695
       Research and development                          1,240,101          1,401,826   3,594,533          4,166,809
       General and administrative                          733,734            679,224   1,936,162          2,170,396
                                                 -----------------  -----------------  ----------  ------------------
            Total operating expenses                     4,598,426          4,703,013  12,984,304         14,202,900
                                                 -----------------  -----------------  ----------  ------------------

            INCOME (LOSS) FROM OPERATIONS                  564,814            350,994   1,159,820         (2,912,482)

INTEREST INCOME, NET                                        15,014              8,842      61,827             67,790
                                                 -----------------  -----------------  ----------  ------------------

            INCOME (LOSS) BEFORE PROVISION FOR
                INCOME TAXES                               579,828            359,836   1,221,647         (2,844,692)

PROVISION FOR INCOME TAXES                                   9,589             10,035       9,590             38,905
                                                 -----------------  -----------------  ----------  ------------------
            NET INCOME (LOSS)                    $         570,239  $         349,801   1,212,057  $      (2,883,597)
                                                 =================  =================  ==========  ==================


BASIC NET INCOME (LOSS) PER SHARE                $            0.06  $            0.04        0.13  $           (0.32)
                                                 =================  =================  ==========  ==================

DILUTED NET INCOME (LOSS) PER SHARE              $            0.06  $            0.04        0.12  $           (0.32)
                                                 =================  =================  ==========  ==================

WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING - BASIC                          9,281,958          9,023,775   9,219,825          9,012,239
                                                 =================  =================  ==========  ==================


WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING - DILUTED                        9,938,991          9,791,346   9,893,607          9,012,239
                                                 =================  =================  ==========  ==================








           The accompanying notes are an integral part of these consolidated condensed financial statements.

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       1998          1997
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                $ 1,212,057   $(2,883,597)
  Adjustments to reconcile net income (loss) to  net
    cash used in operating activities -
     Depreciation and amortization                                     781,975       936,418
     Compensation associated with issuance of options                        -        10,000
     Changes in assets & liabilities-
         Accounts receivables                                         (792,627)     (563,589)
         Other receivables                                            (387,142)            -
         Inventories                                                    43,500       266,270
         Prepaid expenses                                             (175,391)       76,390
         Accounts payable                                             (151,876)     (298,514)
         Accrued expenses                                              (67,245)      611,731
         Deferred revenue                                              387,482       485,768
                                                                   ------------  ------------
             Net cash provided by (used in) operating activities       850,733    (1,359,123)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                 (506,849)     (514,372)
  Increase in other assets                                            (503,606)      (42,574)
                                                                   ------------  ------------
            Net cash used in investing activities                   (1,010,455)     (556,946)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations and short-term debt           (444,564)     (199,330)
  Proceeds from capital lease obligations and short-term debt          852,710       649,838
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                                   339,821       208,607
                                                                   ------------  ------------
            Net cash provided by financing activities                  747,967       659,115

Effect of exchange rate changes on cash and cash equivalents           (52,477)       48,286
                                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   535,768    (1,208,668)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,133,541     3,916,098
                                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 4,669,309   $ 2,707,430
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

                        MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     1998     1997
                                                                                                    -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                                                                            $60,409  $23,229
                                                                                                    =======  =======
                Income taxes                                                                        $16,368  $10,511
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

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the transition period from July 1, 1997 to December 31, 1997. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.          RECLASSIFICATION  OF  AMOUNTS

Certain amounts in prior period comparative financial statements have been reclassified to conform to the current year presentation.

3.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                        SEPTEMBER 30,   DECEMBER 31,
                             1998           1997
Materials and supplies  $      178,622  $      44,786
Finished goods                  33,083        210,419
                        --------------  -------------
                        $      211,705  $     255,205
                        --------------  -------------


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

                                     THREE-MONTH  PERIODS              NINE-MONTH PERIODS
                                             ENDED                          ENDED
                                        SEPTEMBER  30,                 SEPTEMBER 30,
                                       1998         1997               1998      1997

   Net income (loss)                $  570,239  $  349,801       $1,212,057  $(2,883,597)

                                     ==========  ============     ==========  ===========
   Weighted average
      common shares
      outstanding - Basic           9,281,958    9,023,775        9,219,825    9,012,239

  Effect of dilutive securities,
      stock options                   657,033      767,571          673,782            -
                                   ----------  ------------         --------     -------

  Weighted average
      common shares                 9,938,991    9,791,346        9,893,607    9,012,239
      outstanding - Diluted
                                   ==========  ============       ==========   ===========

  Basic net income (loss)
      per share                    $     0.06  $      0.04        $    0.13       $(0.32)
                                   ==========  ============         ========      =======

  Diluted net income (loss)
       per share                   $     0.06  $      0.04         $   0.12       $(0.32)
                                   ==========  ============          ========     =======

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:



                         THREE-MONTH  PERIODS     NINE-MONTH  PERIODS
                                   ENDED                ENDED
                               SEPTEMBER  30,         SEPTEMBER 30,

                                 1998      1997      1998        1997
  Antidilutive securities-
  Stock options               512,486   484,986   306,086   2,018,011
                             --------  --------  --------  ----------
  Average exercise price of
  antidilutive securities    $   3.83  $   4.10  $   4.90  $     2.91
                             ========  ========  ========  ==========




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

Total  Comprehensive  Income  (Loss)  is  as  follows:

                                    THREE-MONTH  PERIODS         NINE-MONTH PERIODS
                                         ENDED                       ENDED
                                       SEPTEMBER  30,             SEPTEMBER  30,
                                         1998          1997         1998         1997

  Net income (loss)                $  570,239   $   349,801   $1,212,057  $(2,883,597)
                                   -----------  ------------  ----------  ------------
  Cumulative translation
          Adjustment                 (18,403)       36,569       (52,477)      48,286
                                   -----------  ------------   -----------  ----------

  Comprehensive income
 (loss)                           $  551,836   $   386,370     $1,159,580 $(2,835,311)

                                   ===========  ============ ===========  ============

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.            RECENTLY  ISSUED  ACCOUNTING  STANDARD

In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is applicable only to public, for-profit entities and is effective for years beginning after December 15, 1997. It need not be applied to interim statements in the initial year of application and accordingly it is not being applied herein. The Company intends to comply with SFAS No. 131 in its year-ended December 31, 1998 financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Month Period Ended September 30, 1997 Compared with the Three Month Period ended September 30, 1998

RESULTS  OF  OPERATIONS

Total revenues decreased 2.0% from $6,355,000 for the three months ended September 30, 1997 ("1997 quarter") to $6,229,000 for the three months ended
September 30, 1998 ("1998 quarter"). The decrease in total revenues was primarily attributable to a decrease in upgrade revenue generated by the Company's core product, Mathcad for Windows, as the new release occurred later in the calendar year in 1998 than in 1997. Mathcad 8 was released in September of 1998 versus a June 1997 release of Mathcad 7.

Worldwide S-PLUS license and maintenance revenue increased 10.9% from $1,610,000 in the 1997 quarter to $1,785,000 in the 1998 quarter, and increased as a percentage of total revenues from 25.3% to 28.7%, respectively. The increase in revenue is attributable to both the September 1997 release of S-PLUS 4.0 and the May 1998 release of S-PLUS 4.5. Prior to the September 1997 release the product line had reached its fourth year of life without a major new release. Worldwide Mathcad product line sales decreased 5.3% from $4,277,000 in the 1997 quarter to $4,052,000 in the 1998 quarter, and decreased as a percentage of total revenue from 67.3% to 65.1%, respectively. The decrease in sales was due to Mathcad 8 being released in September of 1998 versus a June 1997 release of Mathcad 7. Total international revenues attributable to sales of all Company product lines remained consistent at $1,542,000 for the 1998 quarter compared to $1,500,000 for the 1997, but increased as a percentage of total revenues from 23.6% to 24.8%, respectively.

Total cost of revenues decreased 18.1% from $1,301,000 for the 1997 quarter compared to $1,066,000 for the 1998 quarter, and decreased as a percentage of total revenues from 20.5% to 17.1%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from diskette to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Sales and marketing expenses remained relatively flat at $2,625,000 for the 1998 quarter compared to $2,622,000 for the 1997 quarter, but increased as a percentage of total revenues from 41.3% to 42.1%, respectively. The relative consistency with prior period expenses is due to management efforts to control costs.

Research and development expenses decreased 11.6% from $1,402,000 in the 1997 quarter to $1,240,000 in the 1998 quarter, and decreased as a percentage of total revenues from 22.1% to 19.9%, respectively. The decrease in overall research and development expenses was due to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division, and decreased translation fees due to a September 1998 release of Mathcad versus a June 1997 release, offset by increased salaries expense related to the launch of Mathcad 8.

General and administrative expenses increased 8.1% from $679,000 in the 1997 quarter to $734,000 in the 1998 quarter, and decreased as a percentage of total revenues from 10.7% to 11.8%, respectively. The increase in overall general and administrative expenses was due primarily to increased headcount as well as professional fees related to the acquisition of an UK distributor in June 1998.


Nine Month Period Ended September 30, 1997 Compared with the Nine Month Period ended September 30, 1998

RESULTS  OF  OPERATIONS

Total revenues increased 17.9% from $14,554,000 for the nine months ended September 30, 1997 to $17,154,000 for the nine months ended September 30, 1998. The increase in total revenues was primarily attributable to a worldwide increase in both new license and upgrade revenue generated by the Company's core product, Mathcad 7 (released in June of 1997) and Mathcad 8 (released in September of 1998) for Windows as well as new license and maintenance revenue generated from its S-PLUS 4.0 product released in September 1997 and S-PLUS 4.5 released in May 1998.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Worldwide Mathcad product line sales increased 14.2% from $9,447,000 for the nine month period ended September 30, 1997 to $10,786,000 for the nine month period ended September 30, 1998, but decreased as a percentage of total revenue from 64.9% to 62.9%, respectively. Worldwide S-PLUS license and maintenance revenue increased 26.3% from $4,243,000 for the nine month period ended September 30, 1997 to $5,359,000 for the nine month period ended September 30,1998, and increased as a percentage of total revenues from 29.2% to 31.2%, respectively. Total international revenues attributable to sales of all Company product lines increased 5.4% from $4,335,000 in the nine month period ended September 30, 1997 to $4,570,000 for the nine month period ended September 30, 1998, and decreased as a percentage of total revenues from 29.8% to 26.6%, respectively.

Total cost of revenues decreased 7.8% from $3,264,000 for the nine month period ended September 30, 1997 to $3,010,000 for the nine month period ended September 30, 1998 and decreased as a percentage of total revenues from 22.4% to 17.5%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from diskette to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base in the nine-month period ended September 30, 1998.

Sales and marketing expenses decreased 5.2% from $7,866,000 in the nine month period ended September 30, 1997 to $7,454,000 in the nine month period ended September 30, 1998, and decreased as a percentage of total revenues from 54.0% to 43.5%, respectively. The decrease in overall sales and marketing expenses was primarily attributable to a decrease in salaries and variable marketing expenditures, as the nine month period ended September 30, 1997 had increased expenditures related to the launch of StatServer, S-PLUS 4.0 and Mathcad 7 as well as increased S-PLUS sales expenditures to support direct sales into this expanded product line.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Research and development expenses decreased 13.7% from $4,167,000 in the nine months ended September 30, 1997 to $3,595,000 in the nine months ended September 30, 1998, and decreased as a percentage of total revenues from 28.6% to 21.0%, respectively. The decrease in overall research and development expenses was due to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division and decreased translation fees due to a September 1998 release of Mathcad versus a June 1997 release, offset by increased salaries expense related to the launch of Mathcad 8.

General and administrative expenses decreased 10.8% from $2,170,000 in the nine month period ended September 30, 1997 to $1,936,000 in the nine month period ended September 30, 1998, and decreased as a percentage of total revenues from
14.9%  to  11.3%,  respectively.    The  decrease  in  overall  general  and
administrative  expenses was due primarily to decreased foreign exchange losses.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $4,669,000 at September 30, 1998, increased $536,000 during the nine-month period ended September 30, 1998 from $4,134,000 at December 31, 1997. The increase in cash resulted primarily from net cash provided by operating activities of $851,000, net proceeds generated by equipment financing transactions and stock option exercises and Employee Stock Purchase Plan of $408,000 and $340,000, respectively, offset by net cash used in investing activities of $1,010,000. Investing activities consisted primarily of purchases of property and equipment of $507,000, purchase of UK distributor of $387,000 and purchased technology of $100,000.

The Company's financial reserves are represented by cash and cash equivalents of $4,669,000 as of September 30, 1998. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts receivable or $1,000,000 based on certain profitability covenants. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, and expires on December 31, 1998. There were no amounts outstanding under this line at September 30, 1998.

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

YEAR  2000  COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. MathSoft is in the process of evaluating and correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems.

The Company's Year 2000 compliance efforts will consist of the following phases:
(i) identification of all software products, information technology systems and non-information technology systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and
(vi) creation of contingency plans in the even of Year 2000 failures. The Company has substantially completed phases (i) and (ii) and has begun phases
(iii) and (iv) of its Year 2000 efforts. The Company expects to complete its Year 2000 compliance efforts by the end of June 1999.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR  2000  COMPLIANCE  (CONTINUED)

To date, the Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. Preliminary estimates regarding expected costs to MathSoft for evaluating and correcting Year 2000 issues are in the range of $300,000 to $750,000, but there can be no assurance that the costs will not exceed such amounts. The Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its products and services could have a material adverse effect on the Company's business, results of operation and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regards to the year 2000 and thereafter could require MathSoft to incur significant unanticipated expenses to remedy any problems.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 36.1%, 32.5% and approximately 34.0% of the Company's total revenues in the twelve months ended June 30, 1995, 1996, and 1997, and approximately 29.5% of the Company's total revenues in the six months ended December 31, 1997, and approximately 26.6% for the nine months ended September 30, 1998, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

                         MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM  5.    OTHER  INFORMATION

The proposed date for the 1999 Annual Meeting of stockholders of the Company is May 7, 1999. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the 1999 Annual Meeting must be received at the Company's principal executive offices not later than December 3, 1998 (120 days before the mailing date for the 1999 proxy statement). The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the 1999 Annual Meeting is February 19, 1999 (45 days before the mailing date for the 1999 proxy statement). In order to curtail any controversy as to the date, on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

27.1    Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated July 22, 1998 reporting fiscal second quarter results.

The Company filed a Current Report on Form 8-K dated October 13, 1998 reporting fiscal third quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  MATHSOFT, INC.



Dated:  November 13, 1998                           By  /s/ Charles J. Digate
                                                    -------------------------
  Charles J. Digate
  Chairman, President and Chief Executive Officer
  (Principal Executive Officer)




Dated:  November 13, 1998                           By  /s/ Robert P. Orlando
                                                    -------------------------
  Robert P. Orlando
  Vice President Finance and Administration,
  Chief Financial Officer, Treasurer, and Clerk
  (Principal Financial and Accounting Officer)

                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT  NO.                              DESCRIPTION
------------                              -----------

27.1          Financial  Data  Schedule.