Form 10-K
period 1998-12-31
MATHSOFT INC
filed 1999-04-01
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ____________

                                    FORM 10-K



X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For  the  fiscal  year  ended  December  31,  1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X   No  ___
                                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,887,326 as of March 22, 1999 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 22, 1999 was 9,765,461.

     Documents  incorporated  by  reference  in  Part  III  of  this  10K: Proxy
Statement  for  Registrant's  1999  Annual  Meeting  of  Shareholders.

                                     PART I
ITEM  1.  BUSINESS.
                                     General
MathSoft, Inc. ("MathSoft" or the "Company") develops, markets and supports software productivity tools and services for the technical calculation and data analysis markets comprised of technical professionals, researchers, students and educators.

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

In 1992, the Company expanded its technical calculation software product line by introducing Electronic Books as add-on products to Mathcad. These books deliver extensive off-the-shelf technical information, such as formulas and data, which is critical to technical problem solving. Through the use of MathSoft's proprietary "live document interface ," these books provide the Mathcad user with on-screen access to interactive technical information. This enables a Mathcad user to either perform calculations in the book itself or to transfer formulas, data and results to Mathcad for instant calculation and analysis. The Company delivers electronic versions of industry leading reference works from nationally and internationally recognized publishers, in addition to internally authored works. In addition, the Company licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products.

In May 1993, the Company opened an international office located in the United Kingdom to broaden distribution of its products. For the twelve months ended December 31, 1998, international sales of all technical calculation and data analysis software products and services represented approximately 28% of total revenues (refer to Footnote 7 & 8 for further detail).

In June 1993, the Company introduced a new product line through its wholly owned subsidiary, Statistical Sciences, Inc., now referred to as MathSoft's Data Analysis Products Division ("DAPD"). DAPD develops and markets advanced data analysis software products and services based on "S," a computer language designed for statistics applications. DAPD's principal product is S-PLUS , an interactive computing environment that provides both a full-featured graphical data analysis system and an object-oriented language. The Company acquired this business on June 30, 1993, through the acquisition of substantially all of the assets and business of Statistical Sciences, Inc., a Washington corporation. For the twelve-months ended December 31, 1998, worldwide sales of data analysis products and services represented approximately 36% of total revenues.

The market for data analysis software consists principally of professional scientists, engineers, statisticians and business analysts as well as educators and students. Data analysis products are used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

In November 1995, the Company acquired TriMetrix, Inc. ("TriMetrix"). MathSoft complemented its technical calculation product line with the addition of Axum , a Windows-based technical charting and data analysis product acquired with TriMetrix, which transforms, manipulates and sorts data sets to perform both simple and advanced analysis. Axum has been redesigned to link seamlessly with Mathcad and the Axum technology is now a key component of S-PLUS for Windows.

In June 1996, the Company released StudyWorks! for Math and StudyWorks! for Science targeted specifically toward high school and non-technical college students and educators. Both StudyWorks products offer an interactive learning environment and assist students in both mastering math and science concepts and creating professional looking homework and lab reports in addition to allowing both educators and students the ability to collaborate on projects. In September 1996, the Company announced the release of StudyWorks! Schools, an instructional edition of the StudyWorks for Math and StudyWorks for Science software, which offers teachers a tools-based, interactive teaching and learning environment.

In November 1996, the Company acquired acroScience Corporation ("acroScience"). MathSoft integrated visual modeling and programming technology acquired from acroScience into Mathcad.

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

In December 1997, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the Company began a new twelve-month fiscal year on January 1, 1998. The six-month period resulting from this change, July 1, 1997 through December 31, 1997, is referred to as the "Transition Period." The Company's goals are to continue to meet the expanding calculation and data analysis needs of technical professionals, to provide students and educators with software tools that can be used for learning and for solving real-world problems and to develop new products for the growing needs of businesses. The Company will continue to broaden the appeal for all of its products to existing and new markets through technological innovation, in such areas as ease-of-use, mathematical power, graphics and deployability, and to continue to expand its distribution as new products for new markets are introduced.

The Company was incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986. The Company's principal executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142, and its telephone number is (617) 577-1017.

                                    Products

Technical  Calculation  Software  Products

MathSoft publishes a range of technical calculation and software products that allow users to perform calculations and create publication-quality documents on personal computers. Its principal product in this category, Mathcad, is to technical professionals what spreadsheets have proven to be for business professionals. Mathcad can be used by desktop computer users to perform technical calculations, from the simple to the elaborate. An innovative feature of Mathcad is its ability to allow the user to electronically access and manipulate formulas and data available in the Company's Electronic Books and Extension Packs. Electronic Books provide on-screen libraries of industry-leading reference work, user guides, solution templates, and educational materials while Extension Packs provide additional functionality for advanced users. StudyWorks, the most recent addition to the Mathcad product line, was designed as an integrated learning tool combining math, text, graphs and graphics for the high school and college market. StudyWorks helps students master math and science concepts, get better grades and create professional-looking homework and lab reports.

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

When using Mathcad, the computer screen initially appears blank, like a scratchpad. Using the keyboard and the mouse, the user begins by placing the cursor anywhere on the screen and then starts typing. To create a formula, the user types keystrokes such as +, /, or * or uses a mouse to click on a symbol palette. As the user types, Mathcad automatically formats the formulas in standard mathematical notation and instantly calculates the results. To create a graph, the user selects the graph symbol from the palette and defines the parameters of the graph. As with an electronic spreadsheet, Mathcad instantly updates results as changes to variables or formulas are made. Text may be added anywhere. Multi-page presentation quality documents can be printed, complete with text, graphics, tables and equations. Its free-form interactive environment makes Mathcad ideal for formulating ideas, setting up problems and evolving solutions and sharing both the process and the results through printed documents, e-mail, and the World Wide Web.

Mathcad is used as a calculator for simple formulas, as a more elaborate solver for equations formally linked within a "live document," as a technical report generator, as a live charting facility, and as a mathematical teaching environment. Mathcad also provides an interface to online technical reference works. Mathcad performs numeric and symbolic calculations in the real and complex domain, solves systems of linear and non-linear equations, and performs iterative calculations.

Electronic  Books

An extension of the Mathcad product line, Electronic Books deliver information and solutions in an interactive form to Mathcad users. Electronic Books provide the user with on-screen libraries of technical data combined with Mathcad's capacity to utilize and manipulate the raw data through its "live document interface." This enables the user to search the book for material, use hyperlinks to jump to related sections within the work, and calculate problems and manipulate data using formulas and data contained in the work. A key feature of MathSoft's Electronic Books is that the material is live and interactive, enabling a Mathcad user to apply the formulas or data from the book either by performing calculations in the book itself or by transferring the formulas or data, or results, to Mathcad for calculation and analysis. Without the Electronic Book, the user must manually key in entire formulas from published sources before using the software to solve equations. The book may contain reference information (e.g., the properties of various materials and standard formulas), solutions for standard engineering problems, tutorials on selected topics, or educational courseware. Additionally, Mathcad's "live document interface" supports the inclusion of sound and video components.

In addition to internally authored works, the Company delivers electronic versions of industry-leading reference works from nationally and internationally recognized publishers. The agreements by which the Company licenses content for Electronic Books from publishers typically provide for a non-exclusive license at an agreed-upon royalty rate, and continue for a term of five to seven years unless extended by mutual agreement.

The Company also licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products. Users are not required to use Mathcad to access these interactive Electronic Books.

Extension  Packs

Extension Packs provide additional functionality to Mathcad in the areas of signal processing, wavelets, image processing, and advanced optimization. Once installed, the functions are seamlessly integrated with the Mathcad function set allowing the user to see results immediately and explore the effects of changing parameters in mathematical routines.

Axum

In November 1995, the Company acquired TriMetrix, Inc., a software company located in Seattle, Washington and the developer of Axum software. Axum is a Windows-based advanced technical graphing and data analysis software which offers scientists and engineers in the technical professional market, including Mathcad users, the advanced charting tools needed for creating compelling, highly visual presentations and publication-quality documents. Users can transform, manipulate and sort data sets to perform both simple and advanced analysis. Axum has also been redesigned to link seamlessly with Mathcad.

StudyWorks

StudyWorks! for Math and StudyWorks! for Science, productivity software for high school and college students and their teachers, was designed as a rich learning environment that helps students understand math and science problems, complete and check a variety of solutions, and print out great looking lab reports and homework papers. Each product is a three-in-one combination of an application, rich interactive content and two-way Internet access. StudyWorks is based on a powerful graphical calculation and document preparation tool and includes rich multimedia encyclopedias of math and science formulas and key concepts in algebra, geometry, earth science, chemistry, pre-calculus, physics, calculus and statistics. Users also receive built-in links to the Company's StudyWorks home page, which allows high school students, college students and teachers to participate in virtual study groups and discussion forums, pick up Homework Hints and link to related sites on the World Wide Web.

 StudyWorks! for Schools, released in September 1996, was designed as the instructional edition complement to the Company's StudyWorks for Math and StudyWorks for Science software products. StudyWorks for Schools allows teachers to integrate software and distance learning approaches into their current math and science curriculum and provide students with an "active-learning," content-rich learning tool. StudyWorks for Schools integrates seamlessly with existing curricula, works with graphing calculators, includes a content-rich math and science reference library, and comes with a Teachers Resource Guide featuring sample lesson plans, classroom presentations, lab and homework exercises and tips for maximizing the use of the technology.
It also connects teachers and students to each other via the Web-based Collaboratory for a variety of distance learning applications, including virtual study groups, online tutoring, and the dissemination of class or lab notes, problem sets, exams and solutions.

Data  Analysis  Software  Products

S-PLUS

On June 30, 1993, the Company acquired Statistical Sciences, Inc., a software company located in Seattle, Washington. The Company's principal product in this category, S-PLUS, is an advanced, exploratory data analysis and statistical data mining solution for technical and business professionals who need sophisticated analysis and visualization capabilities. Based on the object-oriented "S" programming language licensed from Lucent Technologies Inc., S-PLUS enables users to perform exploratory data analysis, graphics, statistics, visualization and mathematical computing in the Windows and UNIX environments. The primary advantage of S-PLUS lies within the "S" Language. The "S" language is the only modern object-oriented language created specifically for data visualization and exploration, statistical modeling and programming with data. This interactive language environment gives users immediate feedback at every stage of their analysis.




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

Marketing  and  Sales

     Technical  Calculation  Software  Products

The Company's market for technical calculation software products consists of two significant groups of end users: technical professionals and academia (educators and students). End users within the technical professionals group span numerous fields and include electrical, mechanical and civil engineers, scientists, mathematicians, researchers, technicians and analysts. The education market consists of secondary, undergraduate and graduate educators and students in many technical disciplines. The Company's products are currently used as tools for diverse purposes, from back-of-the-envelope calculations to bridge design and genetic engineering.

MathSoft reaches domestic customers of Mathcad primarily through a network of educational and commercial third party resellers and distributors. To complement this network, the Company has a domestic telesales organization focused on sales to the registered installed base as well as on lead generation, prospect qualification and sales of site license agreements and network licenses. In addition, Mathcad upgrades are primarily marketed to the Company's registered installed base via direct mail. For the twelve months ended December 31, 1998, domestic sales through distributor and reseller channels accounted for approximately 51% of total domestic sales of technical calculation software products, with the balance of such sales through either installed base direct mail, the Company's telesales operations, electronic mail, or the Company's webstore. One distributor, Ingram Micro, accounted for 13% and 12% of net revenues, respectively, for the year ended December 31, 1998 and the six-month period ended December 31, 1997. Ingram Micro also accounted for 14% and 12% of net revenues in the years ended June 30, 1997 and 1996, respectively. Ingram Micro is a distributor of our products primarily to various resellers and retail accounts, none of which comprised more than 10% of the Company's total revenues during the periods mentioned.

Internationally, all technical calculation software products are marketed primarily through a network of resellers and distributors. Mathcad upgrades are marketed through distributors as well as to the registered installed base via direct mail. For the twelve months ended December 31, 1998, international sales through resellers and distributors accounted for substantially all international sales of technical calculation software products.

Data  Analysis  Software  Products

The Company's market for data analysis products consists principally of professional and academic scientists, engineers and statisticians. The product is used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

The Company reaches domestic customers of its data analysis products both through its domestic telesales organization and an outside sales team. Leads are generated from advertising, Public Relations, seminars and tradeshows and these leads are then pursued by the telesales organization. Internationally, the Company reaches customers of its data analysis products primarily through a network of resellers and distributors. In the United Kingdom, the Company sells directly to end-users.











Customer  Technical  Support

Technical  Calculation  Software  Products

MathSoft provides technical support to its domestic customers by phone, fax, mail and automated technical support via a telephone response system and the Company's home page on the World Wide Web. A technical support staff of engineers located in Cambridge provides solutions to installation and basic usage problems as well as assistance on advanced technical and mathematical issues. The Company provides this support free of charge to individual end-users and offers a Premium Support Plan to its corporate customers. The Company currently provides technical support for its Mathcad, StudyWorks and Axum product lines and offers a variety of product add-ons.

International customers who purchase product from distributors receive first line technical support from their respective local distributor. A technical support staff of engineers, located in the Company's United Kingdom sales and marketing office, is available to support the distributors.

Data  Analysis  Software  Products

Technical support for the S-PLUS product line is provided to domestic customers by a staff of engineers located in Seattle. Support is only available to customers who purchase an annual maintenance and technical support plan. International customers who purchase products from distributors receive first line technical support from their respective local distributor. A technical support staff of engineers, located in the Company's United Kingdom sales and marketing office, is available to support the distributors as well as the Company's direct customers in the United Kingdom.

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

Technical  Calculation  Software  Products

The Company subcontracts with a single independent third party vendor, located in Wilmington, Massachusetts, to manufacture all of its technical calculation software products and fulfill all of its domestic orders.

With the exception of Mathcad upgrade orders generated by direct mail, the Company processes all domestic orders from its leased facilities located in Cambridge, Massachusetts. MathSoft subcontracts the processing of all Mathcad upgrade direct mail orders with an independent service company located in Chicago, Illinois.

All international orders are processed by a third party vendor located in the United Kingdom that also provides warehousing and fulfillment services. Data Analysis Software Products

The Company subcontracts with a third party vendor, located in Monroe, Washington, to manufacture all of its S-PLUS product line updates. The Company warehouses inventory and processes and fulfills domestic orders internally out of its Seattle office. All international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

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

During the fiscal year ended December 31, 1998, the Transition Period, and the fiscal years ended June 30, 1997, and 1996, research and development costs charged to operations were $4,964,000, $2,816,000, $5,143,000 and $3,659,000, respectively. The Company did not capitalize any software research and development costs during the twelve months ended December 31, 1998 as software research and development costs incurred from technological feasibility to general release were not material.









Competition

The markets for technical calculation and data analysis software products are highly competitive. In the technical calculation software market, MathSoft considers its principal competition to include technical calculation software from companies providing specialized tools, such as The MathWorks, Waterloo Maple Software and Wolfram Research. In the data analysis market, the Company considers its principal competition to include statistical software products from such companies as SAS and SPSS. In both markets, the Company faces competition from companies providing competing software solutions, such as spreadsheets. The Company may also face new competition from potential entrants into the technical calculation and data analysis software markets, as well as more focused competition from companies in related markets. For example, providers of spreadsheet programs could add to or improve the technical calculation and data analysis functionality of their existing products. Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs, and production facilities than the Company. Although the Company believes it has certain technological advantages over existing competitors in the technical calculation and the data analysis software markets, maintaining these advantages will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain its competitive position.

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

In fiscal 1994, the Company was granted a non-exclusive worldwide perpetual license to Maple V Symbolic Algebra Software for inclusion in Mathcad and other products in exchange for a fixed royalty payment.

The Company is a worldwide licensee until February 18, 2002 of Lucent Technologies Inc. for the "S" programming language. Under the license, the Company has the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the "S" programming language are the property of the Company. After February 18, 2002, the Company, at its election, may extend this license for five-year terms in perpetuity, provided that the Company continues to comply with its obligations under the license. Although termination of this license could have a material adverse effect on the Company's operations because Lucent Technologies is the sole licensor of the "S" programming language, the Company is not presently aware of any circumstances which would prevent it from fulfilling its obligations under the license.

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

Employees

As of December 31, 1998, the Company employed approximately 174 regular full-time and part-time employees, of which 17 were outside the United States. As necessary, the Company supplements its regular employees with temporary and contract personnel. As of December 31, 1998, the Company employed 12 temporary and contract personnel, of which none were outside the United States. None of the Company's regular employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

Variability of Quarterly Operating Results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts.

Substantially all of its product revenues in each quarter result from software licenses issued in that quarter making the Company's ability to accurately forecast future revenues and income for any period necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

Risks Associated with Divestitures. The Company's product offerings presently may be divided between two principal product families - those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets, and those related to its S-PLUS offerings, marketed primarily to professionals needing statistical analysis tools.

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

Risks Associated with Distribution Channels. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales and outside sales force and internationally through third party resellers and distributors and its own salesforce. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail and electronic methods. Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.





Risks Associated with International Operations. Sales outside North America accounted for approximately 33% and approximately 34% of the Company's total revenues in the fiscal years ended June 30, 1996 and 1997, approximately 30% of the Company's total revenues during the Transition Period, and approximately 28% of the Company's total revenues in the fiscal year ended December 31, 1998, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

Reliance on Third Party Licensors. Maple V, a software product licensed as a part of Mathcad, contains certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

Risks Associated with New Products or Services. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services. These investments may adversely affect the Company's quarterly and annual financial results until such time that they begin to return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results.










ITEM  2.  PROPERTIES.

The Company leases 34,562 square feet of office space at 101 Main Street, Cambridge, Massachusetts of which 23,350 square feet is occupied by the Company and 11,212 square feet is sublet to a third party. The Company renewed its lease for the 23,350 square feet it currently occupies on November 30, 1998 and this lease is scheduled to terminate in October 2004. A third party vendor provides warehousing services to meet the Company's needs. The Company also leases 15,891 square feet of office space and subleases 7,043 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September 1999 and the sublease expires in March 2000. In connection with the acquisition of acroScience, the Company assumed a lease on 1,740 square feet of office space in Boulder, Colorado, which is scheduled to terminate in January 2000. The Company currently sublets this space to a third party on a renewable 90 day basis, the term of which will terminate in March 1999. The Company also leases 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space is scheduled to expire in March 2000.

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




FISCAL YEAR ENDED JUNE 30, 1996:       HIGH      LOW
                                      -------  -------
First Quarter. . . . . . . . . . . .    6 7/8    4 5/8
Second Quarter . . . . . . . . . . .    6 7/8    4 7/8
Third Quarter. . . . . . . . . . . .    6 7/8    4 7/8
Fourth Quarter . . . . . . . . . . .    8 7/8    5 1/4

FISCAL YEAR ENDED JUNE 30, 1997:
First Quarter. . . . . . . . . . . .    7 5/8    4 7/8
Second Quarter . . . . . . . . . . .    5 3/8    3 1/4
Third Quarter. . . . . . . . . . . .    5 1/8    2 3/4
Fourth Quarter . . . . . . . . . . .    3 5/8   2 3/16

TRANSITION PERIOD:
July 1 to September 30, 1997 . . . .        4   2 7/16
October 1 to December 31, 1997 . . .    4 5/8    2 3/8

FISCAL YEAR ENDED DECEMBER 31, 1998:
First Quarter. . . . . . . . . . . .  3   1/2  2 11/16
Second Quarter . . . . . . . . . . .  4 11/32  3 13/32
Third Quarter. . . . . . . . . . . .  3   7/8  1 27/32
Fourth Quarter . . . . . . . . . . .   3  1/4  2  1/32


As of March 22, 1999, the number of stockholders of record of Common Stock was approximately 226.

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM  6.  SELECTED  FINANCIAL  DATA.


The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company, except for the twelve months ended December 31, 1997 which has been presented for comparison purposes only. The information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.


                                          FISCAL
                                         YEAR ENDED  YEAR ENDED
                                           DEC 31,    DEC.31,    TRANSITION       FISCAL  YEARS  ENDED JUNE 30,
  (in thousands, except per share data)     1998       1997       PERIOD(1)   1997      1996       1995      1994
                                                   (UNAUDITED)
Total revenues. . . . . . . . . . . . $    24,447     $21,224     $13,024    $17,678    $20,767   $15,883   $26,610

Gross profit. . . . . . . . . . . . .      20,201      16,742      10,505     13,732     16,766    11,819    20,113

Income (loss)  from operations. . . .       2,161      (2,160)      1,102     (4,394)       933    (3,635)   (7,296)

Net income (loss) . . . . . . . . . .       2,220      (2,129)      1,105     (4,300)     1,076    (3,553)   (7,146)

Diluted net income (loss) per common
     and common equivalent share. . .        0.22       (0.24)       0.11      (0.49)      0.11     (0.50)    (1.02)

Working capital . . . . . . . . . . .       4,439       1,852       1,870        457      4,688       617     1,618

Total assets. . . . . . . . . . . . .      13,492       9,812       9,812      8,786     11,899     8,103    13,378

Long-term obligations,. . . . . . . .         139          74          74        183          3        13        79
     less current portion

Stockholders equity . . . . . . . . .       6,051       3,495       3,495      2,168      6,759     2,624     5,800


(1)  The  Company  changed its fiscal year end from June 30 to December 31.  The Transition Period represents the  six  month
       period  from  July  1,  1997  through  December  31,  1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In December 1997, the Company changed its fiscal year end from June 30 to December 31. Accordingly, a six-month transition period ended December 31, 1997 is included below.

As an aid to understanding the Company's operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the fiscal year ended December 31, 1998 and the twelve months ended December 31, 1997 (unaudited), the fiscal year ended December 31, 1998 compared to the fiscal year ended June 30, 1997, the six months ended December 31, 1997 (the "Transition Period") and the six months ended December 31, 1996, the two years ended June 30, 1997 and 1996 and the percentage changes in those items for the twelve months ended December 31, 1998 and 1997 (unaudited), the fiscal year ended December 31, 1998 and June 30, 1997, and the year ended June 30, 1997.























                                                                             --------------Percentage Change--------------
                                                                                            Fiscal      Transition   Fiscal
---------------------------------Percentage of Total Revenues---------------    Fiscal     Year Ended   Period (1)  Year Ended
                           Fiscal                                             Year Ended   Dec 31,1998  compared to June 30,1997
                            Year    Year             Six Months  Fiscal Year  Dec 31, 1998  compared to  Six Months compared to
                           Ended   Ended                Ended       Ended      compared to    Fiscal      Ended       Fiscal
                           Dec 31, Dec 31, Transition  Dec 31,     June 30     Year Ended   Year Ended   Dec 31,     Year Ended
                            1998    1997     Period     1996    1997    1996  Dec 31, 1997 June 30,1997   1996     June 30,1996
                            ------  ------  -------  ------  ------  ------  --------  --------------    ------     --------
Revenues:                        (unaudited)        (unaudited)
  Software licenses. . . .   85.2%   85.0%    85.4%      87.2%   85.9%   87.4%     15.5%        37.3%      34.6%      -16.4%
  Services and other . . .   14.8%   15.0%    14.6%      12.8%   14.1%   12.6%     13.3%        44.4%      56.5%       -4.3%
                            ------  ------  -------     ------  ------  ------  --------  --------------  ------    --------
      Total revenues . . .  100.0%  100.0%   100.0%     100.0%  100.0%  100.0%     15.2%        38.3%      37.4%      -14.9%

Cost of Revenues:
  Software licenses. . . .   12.1%   16.0%    14.0%      16.7%   17.7%   14.7%    -12.8%        -5.1%      15.1%        2.0%
  Services and other . . .    5.3%    5.1%     5.4%       4.3%    4.6%    4.5%     18.3%        56.0%      73.8%      -12.4%
                            ------  ------  -------     ------  ------  ------  --------  --------------  ------     --------
     Total cost of revenues  17.4%   21.1%    19.3%      20.9%   22.3%   19.3%     -5.3%         7.6%      27.0%       -1.4%

     Gross profit. . . . . . 82.6%   78.9%    80.7%      79.1%   77.7%   80.7%     20.7%        47.1%      40.2%      -18.1%

Operating Expenses:
  Sales and marketing. . . . 42.4%   49.1%    39.7%      52.8%   58.0%   46.8%     -0.5%         1.1%       3.2%        5.5%
  Research and development . 20.3%   26.3%    21.6%      25.1%   29.1%   17.6%    -11.1%        -3.5%      18.4%       40.5%
  General and administrative 11.1%   13.7%    10.9%      13.1%   15.5%   11.8%     -6.7%        -0.7%      14.3%       11.3%
                            ------  ------  -------     ------  ------  ------  --------      --------------  ------  --------

    Total operating expenses.73.8%   89.1%    72.2%      91.0%  102.5%   76.2%     -4.6%           -0.5%    9.0%       14.5%

Income(loss) from operations. 8.8%  -10.2%     8.5%     -11.9%  -24.9%    4.5%    200.0%          149.2%    9.0%     -570.9%

Interest income(expense),net  0.4%    0.4%     0.2%       0.8%    0.8%    0.9%      3.8%          -40.8%  -73.8%      -27.7%
                            ------  ------  -------     ------  ------  ------  --------   --------------  ------    --------

Income (loss) before provision
  for income taxes . . . . .  9.2%   -9.8%     8.5%     -11.%  -24.1%    5.4%     207.7%           152.7%    9.8%    -478.2%

Provision for income taxes .  0.1%    0.2%     0.1%       0.2%    0.3%    0.2%    -51.1%           -48.3%   20.0%       -9.7%
                            ------  ------  -------     ------  ------  ------  --------   --------------  ------    --------

Net Income (loss) . . .  .    9.1%  -10.0%     8.5%     -11.3%  -24.4%    5.2%    204.2%          151.6%    9.8%     -499.7%
                            ======  ======  =======     ======  ======  ======  ========       ==========  ======    ========


(1)  The  Company  changed  its  fiscal  year  from June 30 to December 31.  The Transition Period represents the six month period  from  July  1,  1997  -  December  31,  1997.


Fiscal Year Ended December 31, 1998 Compared to the Twelve Months Ended December 31, 1997 (unaudited)

Total revenues increased 15.2% from $21,224,000 for the twelve months ended December 31, 1997 to $24,447,000 for the fiscal year ended December 31, 1998. The increase in total revenues was primarily attributable to worldwide new license and upgrade revenue generated by the Company's Mathcad product line, as well as new license and service revenue generated from the S-PLUS product line.

Worldwide Mathcad product line revenues increased 11.9% from $13,947,000 in the twelve months ended December 31, 1997 to $15,606,000 during the twelve months ended December 31, 1998, but decreased as a percentage of total revenues from 65.7% to 63.8% for the twelve months ended December 31, 1997 and 1998, respectively. The increase in Mathcad product line revenue is due primarily to the release of Mathcad 8 (released in September 1998) and Mathcad 7 (released in June 1997). To a lesser extent, this increase is also due to the release of StudyWorks II in March 1998. Worldwide S-PLUS license and service revenue increased 21.5% from $7,277,000 in the twelve months ended December 31, 1997 to $8,841,000 during the twelve months ended December 31, 1998, and increased as a percentage of total revenues from 34.3% to 36.2%, respectively. The increase in S-PLUS product line revenue is primarily attributable to the release of S-PLUS
4.5 (released in May 1998) and S-PLUS 4.0 (released in September 1997). Total international revenues, attributable to all product lines, increased 3.2% from $6,682,000 in 1997 to $6,897,000 in 1998, and decreased as a percentage of total revenues from 31.5% to 28.2%, respectively.

Total cost of revenues decreased 5.3% from $4,482,000 for the twelve months ended December 31, 1997 to $4,246,000 during the twelve months ended December 31, 1998, and decreased as a percentage of total revenues from 21.1% to 17.4%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis.

Sales and marketing expenses for the twelve-months ended December 31, 1997 were $10,413,000 and remained relatively consistent as compared to $10,364,000 for the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 49.1% to 42.4%, respectively.

Research and development expenses decreased 11.1% from $5,581,000 for the twelve months ended December 31, 1997 to $4,964,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 26.3% to 20.3%, respectively. The decrease in research and development expenses was primarily attributable to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division and an increase in research contribution.

General and administrative expenses decreased 6.7% from $2,909,000 for the twelve months ended December 31, 1997 to $2,713,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 13.7% to 11.1%, respectively. The decrease in overall general and administrative expenses was primarily attributable to decreases in foreign currency transaction losses.

Net income for the fiscal year ended December 31, 1998 was $2,220,000 compared to a net loss of $2,129,000 for the twelve months ended December 31, 1997. Improved performance from the recently refreshed Mathcad and S-PLUS product line, coupled with margin improvements and management control of operating expenses contributed to this improvement in profit.

Fiscal  Year Ended December 31, 1998 Compared to Fiscal Year Ended June 30, 1997

Total revenues increased 38.3% from $17,678,000 for the twelve months ended June 30, 1997 to $24,447,000 for the fiscal year ended December 31, 1998. This increase in total revenues was primarily attributable to worldwide new license and upgrade revenue generated by the Mathcad product line as well as new license and service revenue generated from the S-PLUS product line.

Worldwide Mathcad product line sales increased 31.7% from $11,850,000 in the twelve months ended June 30, 1997 to $15,606,000 during the fiscal year ended December 31, 1998, but decreased as a percentage of total revenues from 67.0% to 63.8%, respectively. The twelve months ended December 31, 1998 had increased revenue associated with Mathcad 8 (released in September 1998) and Mathcad 7 (released in June 1997). Worldwide S-PLUS product line revenue increased 51.7% from $5,828,000 in the twelve months ended June 30, 1997 to $8,841,000 during the fiscal year ended December 31, 1998, and increased as a percentage of total revenues from 33.0% to 36.2%, respectively. S-PLUS product line had increased license and services revenue in the fiscal year ended December 31, 1998 due to the release of S-PLUS 4.5 (released in May 1998) and S-PLUS 4.0 (released in September 1997). Total international revenues, attributable to all product lines, increased 14.6% from $6,017,000 in 1997 to $6,897,000 in 1998, and decreased  as  a percentage of total revenues from 34.0% to 28.2%, respectively.

Total cost of revenues increased 7.6% from $3,946,000 for the twelve months ended June 30, 1997 to $4,246,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 22.3% to 17.4%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis.

Sales and marketing expenses for the twelve-months ended June 30, 1997 were $10,251,000 and remained relatively consistent compared to $10,364,000 for the fiscal year ended December 31, 1998, but decreased as a percentage of total revenues from 58.0% to 42.4%, respectively.

Research and development expenses decreased 3.5% from $5,143,000 for the twelve months ended June 30, 1997 to $4,964,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 29.1% to 20.3%. The decrease in research and development expenses was primarily attributable to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division and an increase in research contribution.

General and administrative expenses for the fiscal year ended June 30, 1997 were $2,732,000 and remained consistent at $2,713,000 during the twelve months ended December 31, 1998, and decreased as a percentage of total revenues from 15.5% to 11.1%, respectively. The consistency in expenditures and reduction as a percentage of total revenues was due to management efforts to control costs.

Net income for the fiscal year ended December 31, 1998 was $2,220,000 compared to net loss of $4,300,000 for the twelve months ended June 30, 1997. Improved performance from the recently refreshed Mathcad and S-PLUS product lines coupled with margin improvements contributed to this increase in profit.

Transition Period Ended December 31, 1997 Compared to the Six-Month Period Ended December 31, 1996 (unaudited)

Total revenues increased 37.4% from $9,478,000 for the six months ended December 31, 1996 to $13,024,000 during the Transition Period. This increase in total revenues was primarily attributable to upgrade revenue generated by the release of Mathcad 7 for Windows in June 1997, new license revenue generated from S-PLUS
4.0  released in September 1997, and to a lesser extent, S-PLUS service revenue.

Mathcad for Windows generated upgrade revenue of $680,000 during the six months ended December 31, 1996 compared to upgrade revenue of $2,677,000 during the Transition Period, an increase as a percentage of total revenues from 7.2% to 20.6%, respectively. Prior to the release of Mathcad 7 for Windows in June 1997, the Company's last significant upgrade, Mathcad 6.0 for Windows, was released approximately twenty-three months earlier in July 1995 and therefore upgrade revenue was much lower in the six months ended December 31, 1996. Worldwide S-PLUS product line revenue increased 39.4% from $2,531,000 for the six months ended December 31, 1996 to $3,529,000 during the Transition Period, and increased as a percentage of total revenues from 26.7% to 27.1%, respectively. Worldwide S-PLUS service revenue increased 167.7% from $269,000 in the six months ended December 31, 1996 to $720,000 during the Transition
Period, and increased as a percentage of total revenues from 2.8% to 5.5%, respectively. Total international revenues, attributable to all product lines, increased 20.9% from $3,182,000 in 1996 to $3,846,000 during the Transition Period, and decreased as a percentage of total revenues from 33.6% to 29.5%, respectively.

Total cost of revenues for the six-month period increased 27.0% from $1,983,000 for the six months ended December 31, 1996 to $2,519,000 during the Transition Period, and decreased as a percentage of total revenues from 20.9% to 19.3%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base during the Transition Period. Such decreases were partially offset by an increase in the inventory provision to adequately cover excess inventory exposure and an increase in cost of services from $404,000 for the six months ended December 31, 1996 to $702,000 during the Transition Period consistent with the increase in service revenue.

Sales and marketing expenses increased 3.2% from $5,007,000 for the six months ended December 31, 1996 to $5,169,000 during the Transition Period, and decreased as a percentage of total revenues from 52.8% to 39.7%, respectively. The increase in sales and marketing expenses was primarily attributable to expenses incurred related to the launch of Mathcad 7 for Windows and S-PLUS 4.0, as well as an increase in S-PLUS domestic sales expenses incurred to support direct sales of this expanding product line.

Research and development expenses increased 18.4% from $2,378,000 for the six months ended December 31, 1996 to $2,816,000 during the Transition Period, and decreased as a percentage of total revenues from 25.1% to 21.6%. The increase in overall research and development expenses was primarily attributable to expenses related to development initiatives in the Company's Data Analysis Products Division and additional personnel to support such initiatives, as well as an increase in international product translation costs for Mathcad 7 French, German and Japanese.

General and administrative expenses increased 14.3% from $1,241,000 for the six months ended December 31, 1996 to $1,418,000 during the Transition Period and decreased as a percentage of total revenues from 13.1% to 10.9%, respectively. The increase in general and administrative expenses was primarily attributable to costs incurred for management incentive compensation provisions based primarily on the achievement of profitability targets, and to a lesser extent, to fluctuations in international exchange rate transactions.

Net income for the Transition Period was $1,105,000 compared to net loss of $1,066,000 for the six months ended December 31, 1996. Improved performance from the refreshed Mathcad and S-PLUS product lines coupled with margin improvements all contributed to this improvement in profit.

Fiscal  Year  Ended  June  30,  1997 Compared to Fiscal Year Ended June 30, 1996

Total revenues decreased 14.9% from $20,767,000 for the fiscal year ended June 30, 1996 ("Fiscal 1996") to $17,678,000 for the fiscal year ended June 30, 1997 ("Fiscal 1997"). The decrease in total revenues was primarily attributable to a worldwide decrease in both new license and upgrade revenue generated by the Company's core product, Mathcad for Windows, and to a lesser extent, a decrease in sales of Electronic Books, which work with Mathcad, and a decrease in S-PLUS product line and services revenue. The decrease in total revenues was partially offset by revenue generated by the release of Mathcad 6.0 for Macintosh in November 1996, revenue generated by the StudyWorks! product line released in June 1996 and revenue generated from the Axum product line acquired in the second quarter of Fiscal 1996.





Mathcad for Windows generated upgrade revenue of $4,287,000 in Fiscal 1996 compared to upgrade revenue of $1,388,000 in Fiscal 1997, a decrease as a percentage of total revenues from 20.6% to 7.9%, respectively. Prior to the release of Mathcad 7 for Windows in June 1997, the Company's last significant upgrade, Mathcad 6.0 for Windows, was released approximately twenty-three months earlier during the fiscal year ended June 30, 1995, and its upgrade cycle therefore came to a close in Fiscal 1997. Worldwide Mathcad for Windows non-upgrade revenue decreased 13.8% from $7,377,000 in Fiscal 1996 to $6,359,000 in Fiscal 1997 due primarily to the Company's distribution channel's anticipation of the delivery of the next major release of Mathcad for Windows, Mathcad 7 for Windows, and decreasing sell-through of the older Mathcad 6.0 for Windows release. Worldwide S-PLUS product line and services revenue decreased 8.7% from $5,904,000 in Fiscal 1996 to $5,389,000 in Fiscal 1997, and increased as a percentage of total revenues from 28.4% to 30.5%, respectively. The decrease in S-PLUS product line and services revenue was attributable to a reduction in license revenue, due to a material shift from UNIX license sales to lower priced Windows license sales, and to the discontinuance of unprofitable S-PLUS services revenue. Moreover, the product line reached its fourth year of life without a major new release, resulting in sluggish new license sales prior to the delivery of S-PLUS 4.0 in September 1997. Revenues attributable to the Axum product line acquired in the TriMetrix, Inc. acquisition accounted for $676,000, or 3.3% of total revenues, in Fiscal 1996 compared to $1,023,000, or 5.8% of total revenues, in Fiscal 1997. Total international revenues attributable to sales of all Company product lines decreased 10.9% from $6,756,000 in Fiscal 1996 to $6,018,000 in Fiscal 1997, and increased as a percentage of total revenues from 32.5% to 34.0%, respectively.

Total cost of revenues decreased 1.4% from $4,000,000 in Fiscal 1996 to $3,946,000 in Fiscal 1997, and increased as a percentage of total revenues from 19.3% to 22.3%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a reduction of inventory reserves in Fiscal 1996 based on an evaluation of actual inventory exposure and reserve requirements. In contrast, the Company increased inventory reserves in Fiscal 1997 to adequately cover inventory exposure in the sales distribution channel as the Company prepared to release its next major upgrade of Mathcad, Mathcad 7 for Windows. In addition, fixed licensing costs for the "S" language used in the S-PLUS product line increased in Fiscal 1997 per terms of the license agreement and other fixed costs, such as the amortization of purchased technology, increased as a percentage of total revenues by approximately 1.5% due to an overall lower revenue base in Fiscal 1997.

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

Research and development expenses increased 40.6% from $3,659,000 in Fiscal 1996 to $5,143,000 in Fiscal 1997, and increased as a percentage of total revenues from 17.6% to 29.1%. The increase in overall research and development expenses was primarily attributable to increased personnel and consulting costs associated with the continued expansion and development of the S-PLUS product line, specifically related to the first release of StatServer in April 1997 and the impending release of S-PLUS 4.0 in September 1997.

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

Liquidity  and  Capital  Resources

Cash and cash equivalents, totaling $5,707,000 at December 31, 1998, increased $1,573,000 during the fiscal year ended December 31, 1998, from $4,134,000 at December 31, 1997. The positive cash flow resulted primarily from cash provided by operating activities of $2,163,000 and proceeds from the exercise of stock options of $369,000 which were offset by purchases of property, equipment and other assets of $1,098,000.





The Company generated $2,163,000 in cash from operating activities during the fiscal year ended December 31, 1998. The cash generated by operating activities was primarily attributable to net income of approximately $2,220,000, non-cash depreciation and amortization charges, and an increase in deferred revenue, offset by an increase in accounts receivable. Accounts receivable and deferred revenue increased primarily due to the growth in the Company's business. The Company used $1,098,000 in investing activities primarily due to the purchase of $624,000 of property and equipment, and the purchase of certain intangible assets for $382,000. Proceeds generated from capital lease obligations and equipment financing and the exercise of stock options of $815,000 and $369,000, respectively, were offset by payments on capital lease obligations and equipment financing of $641,000.

The Company's financial reserves are represented by cash and cash equivalents as of December 31, 1998. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 65% of eligible domestic accounts or $1,000,000 based on certain profitability covenants. Borrowings are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus 1%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement. There were no amounts outstanding under this line at December 31, 1998. This line was renewed on February 24, 1999 and now expires on April 30, 2000. Borrowings under this renewed line are limited to the lesser of 80% of eligible domestic accounts or $2,000,000 based on certain profitability covenants. Borrowings are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%.

The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this Form 10-K for the fiscal year ended December 31, 1998 as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms favorable to the Company.

Year  2000  Readiness  Disclosure  Statement


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

The Company's Year 2000 compliance efforts consist of the following phases: (i) identification of all software products, information technology systems and non-information technology systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and
(vi) creation of contingency plans in the event of Year 2000 failures. The Company has completed phase (i) and has substantially completed phase (ii). The Company expects to substantially complete phase(iii) by June 1999 and phases
(iv),  (v)  and  (vi)  of  its  Year  2000 compliance efforts by September 1999.

To date, the Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. Preliminary estimates regarding expected costs to MathSoft for evaluating and correcting Year 2000 issues are in the range of $450,000 to $850,000, but there can be no assurance that the costs will not exceed such amounts. The Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its products and services could have a material adverse effect on the Company's business, results of operation and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regards to the year 2000 and thereafter could require MathSoft to incur significant unanticipated expenses to remedy any problems.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Not  applicable.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

See Item 14 and the Index therein for a listing of the financial statements and supplementary data as part of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

Information with respect to this item may be found under the caption "Occupations of Directors and Executive Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1998. Such information is incorporated here by reference.

ITEM  11.  EXECUTIVE  COMPENSATION

Information with respect to this item may be found under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1998. Such information is incorporated here by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Information with respect to this item may be found under the caption "Management and Principal Holders of Voting Securities" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended December 31, 1998. Such information is incorporated here by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1998. Such information is incorporated here by reference.

                                     PART IV




ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     (a)     The  following  documents  are  filed  as  a  part  of this report:

          1. Financial Statements. The following consolidated financial statements of the Company and Independent Auditors Report are filed as part of this report.

          Report  of  Independent  Public  Accountants

          Consolidated  Balance  Sheets  as  of  December  31,  1998  and  1997

          Consolidated Statements of Operations for the year ended December 31, 1998, the year ended December 31, 1997 (unaudited), the six-month period ended December 31, 1997 and for the years ended June 30, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997 and 1996, the six-month period ended December 31, 1997 and for the year ended December 31, 1998

         Consolidated Statements of Cash Flows for the year ended December 31, 1998, the year ended December 31, 1997 (unaudited), the six-month period ended December 31, 1997 and for the years ended June 30, 1997 and 1996

        Notes to Consolidated Financial Statements

        2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements of the Company

          Schedule  II     Valuation  and  Qualifying  Accounts

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

10.21 Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).#

10.22 Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P. Orlando (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).#

10.23 Amended and Restated Executive Agreement dated as of November 23, 1998, between the Company and Charles J. Digate.

10.24 Amendments to Agreement of Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of October 23, 1998 and November 30, 1998, respectively.

10.25 Amended Line of Credit Agreement dated February 24, 1999, between the Company and Fleet Bank of Massachusetts.

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

     MATHSOFT,  INC.

March 30, 1999 . . . . . . . . . . . . . . . .  . .  By: /s/ Charles J. Digate
                                                     -------------------------
                                                             Charles J. Digate
                               Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 30, 1999 . . . . . . . . . . . . . . . .  . . .  /s/ Charles H. Federman
                                                       -----------------------
                                                           Charles H. Federman
                                                                      Director


March 30, 1999 . . . . . . . . . . . . . . .        .      /s/ David D. Martin
                                                       -----------------------
                                                               David D. Martin
                                                                      Director


March 30, 1999 . . . . . . . . . . . .  . . .   . . . .  /s/ Robert P. Orlando
                                                       -----------------------
                                                             Robert P. Orlando
                                   Vice President Finance and Administration,
                                  Chief Financial Officer, Treasurer and Clerk
                                  (Principal Financial and Accounting Officer)

March 30, 1999 . . . . . . . . . . .                        /s/ June L. Rokoff
                                                       -----------------------
                                                                June L. Rokoff
                                                                      Director

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

EXHIBIT  NO.     DESCRIPTION

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

10.23 Amended and Restated Executive Agreement dated as of November 23, 1998, between the Company and Charles J. Digate.

10.24 Amendments to Agreement of Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of October 23, 1998 and November 30, 1998, respectively.

10.25 Amended Line of Credit Agreement dated February 24, 1999, between the Company and Fleet Bank of Massachusetts.


21.1     Subsidiaries  of  the  Registrant.

23.1     Consent  of  Arthur  Andersen  LLP

* Confidential treatment as to portions of the filed exhibit was previously granted.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                      Index




Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997               F-3

Consolidated Statements of Operations for the Year ended December 31,
1998, the Year Ended December 31, 1997 (unaudited), the Six-Month Period
Ended December 31, 1997 and for the Years Ended June 30, 1997 and 1996     F-5

Consolidated Statements of Stockholders' Equity for the Year ended
December 31, 1998, for the Six-Month Period Ended December 31, 1997 and
for the Years Ended June 30, 1997 and 1996                                 F-6

Consolidated Statements of Cash Flows for the year ended December 31,
1998, the Year Ended December 31, 1997 (unaudited), the Six-Month Periods
Ended December 31, 1997 and for the Years Ended June 30, 1997 and 1996     F-7

Notes to Consolidated Financial Statements                                 F-8

                    Report of Independent Public Accountants



To  MathSoft,  Inc.:

We have audited the accompanying consolidated balance sheets of MathSoft, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, the six-month period ended December 31, 1997 and each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MathSoft, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the six-month period ended December 31, 1997, and for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                       /s/ARTHUR  ANDERSEN  LLP


Boston,  Massachusetts
February  24,  1999

                                       F-3

                         MATHSOFT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     ASSETS

                                                                             DECEMBER 31,   DECEMBER 31,
                                                                                      1998           1997
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,706,657  $   4,133,541
Accounts and other receivables, less reserves of approximately $870,000 and
 $1,598,000 at December 31, 1998 and 1997, respectively . . . . . . . . . .      5,318,087      3,472,334
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        374,320        255,205
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        342,599        233,714
                                                                             -------------  -------------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,741,663      8,094,794
                                                                             -------------  -------------

Property and Equipment, at cost:
Computer equipment and software . . . . . . . . . . . . . . . . . . . . . .      4,786,904      4,609,382
Property and equipment under capital lease. . . . . . . . . . . . . . . . .        896,486        615,910
Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,036,313      1,012,763
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . .        624,658        626,890
                                                                             -------------  -------------

                                                                                 7,344,361      6,864,945

Less-Accumulated depreciation and amortization. . . . . . . . . . . . . . .      6,082,535      5,315,979
                                                                             -------------  -------------

                                                                                 1,261,826      1,548,966
                                                                             -------------  -------------

Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        488,595        168,390
                                                                             -------------  -------------

                                                                             $  13,492,084  $   9,812,150
                                                                             =============  =============


         The accompanying notes are an integral part of these consolidated financial statements.

                                          MATHSOFT, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets

                                                      (Continued)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         DECEMBER 31,    DECEMBER 31,
                                                                              1998            1997
Current Liabilities:
Current portion of capital lease obligations and equipment financing.  $     482,004   $     374,089
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,481,154       2,243,290
Accrued expenses and other current liabilities. . . . . . . . . . . .      2,452,472       2,236,655
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,886,533       1,389,042
                                                                       --------------  --------------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      7,302,163       6,243,076
                                                                       --------------  --------------

Capital Lease Obligations and Equipment Financing,
less current portion. . . . . . . . . . . . . . . . . . . . . . . . .        139,414          73,751
                                                                       --------------  --------------

Commitments (Note 5)

Stockholders' Equity:
Preferred stock, $.01 par value-
Authorized-1,000,000 shares
Issued and outstanding-none . . . . . . . . . . . . . . . . . . . . .              -               -
Common stock, $.01 par value-
Authorized-20,000,000 shares
Issued and outstanding-9,324,407 and 9,108,616,
shares at December 31, 1998 and 1997, respectively. . . . . . . . . .         93,244          91,086
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .     29,706,364      29,339,752
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .    (23,667,397)    (25,887,525)
Cumulative translation adjustment . . . . . . . . . . . . . . . . . .        (81,704)        (47,990)
                                                                       --------------  --------------

Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .      6,050,507       3,495,323
                                                                       --------------  --------------

                                                                       $  13,492,084   $   9,812,150
                                                                       ==============  ==============


       The accompanying notes are an integral part of these consolidated financial statements.








































                         MATHSOFT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                          SIX-MONTH
                                                        PERIOD ENDED
                             YEARS ENDED DECEMBER 31      DECEMBER 31,      YEARS ENDED JUNE 30,
                              1998            1997           1997         1997               1996
                                           (Unaudited)
Revenues:
Software licenses . . . . .  $20,839,101   $18,039,610   $11,145,569   $15,179,191   $18,155,650
Services and other. . . . .    3,607,670     3,183,901     1,878,408     2,498,536     2,611,048
                             ------------  ------------  ------------  ------------  ------------

Total revenues. . . . . . .   24,446,771    21,223,511    13,023,977    17,677,727    20,766,698
                             ------------  ------------  ------------  ------------  ------------

Cost of Revenues:
Software licenses . . . . .    2,963,682     3,397,952     1,817,283     3,124,158     3,061,762
Services and other. . . . .    1,282,085     1,083,887       701,433       821,781       938,596
                             ------------  ------------  ------------  ------------  ------------

Total cost of
revenues. . . . . . . . . .    4,245,767     4,481,839     2,518,716     3,945,939     4,000,358
                             ------------  ------------  ------------  ------------  ------------

Gross profit. . . . . . . .   20,201,004    16,741,672    10,505,261    13,731,788    16,766,340
                             ------------  ------------  ------------  ------------  ------------

Operating Expenses:
Sales and marketing . . . .   10,364,022    10,413,111     5,169,379    10,251,376     9,719,346
Research and development. .    4,963,618     5,580,584     2,815,601     5,142,751     3,659,171
General and administrative.    2,712,508     2,909,467     1,418,295     2,731,858     2,454,838
                             ------------  ------------  ------------  ------------  ------------

Total operating
 expenses . . . . . . . . .   18,040,148    18,903,162     9,403,275    18,125,985    15,833,355
                             ------------  ------------  ------------  ------------  ------------

Income (loss) from
 operations . . . . . . . .    2,160,856    (2,161,490)    1,101,986    (4,394,197)      932,985

Interest Income . . . . . .      168,217       120,399        49,653       153,111       199,049

Interest Expense. . . . . .      (86,066)      (41,068)      (29,270)      (14,440)       (7,196)
                             ------------  ------------  ------------  ------------  ------------

Income (loss)
 before provision
for income taxes. . . . . .    2,243,007    (2,082,159)    1,122,369    (4,255,526)    1,124,838

Provision for Income
Taxes . . . . . . . . . . .       22,879        46,655        17,785        44,452        49,000
                             ------------  ------------  ------------  ------------  ------------

Net income (loss) . . . . .  $ 2,220,128   $(2,128,814)  $ 1,104,584   $(4,299,978)  $ 1,075,838
                             ============  ============  ============  ============  ============

Basic Net Income (Loss)
 per Share. . . . . . . . .  $       .24   $      (.24)  $       .12   $      (.49)  $       .13
                             ============  ============  ============  ============  ============

Diluted Net Income
 (Loss) per Share . . . . .  $       .22   $      (.24)  $       .11   $      (.49)  $       .11
                             ============  ============  ============  ============  ============

Weighted Average
 Number of Shares
Outstanding . . . . . . . .    9,244,307     9,026,376     9,068,714     8,841,170     8,247,036
                             ============  ============  ============  ============  ============

Weighted Average
Shares Outstanding
Assuming Dilution . . . . .   10,126,758     9,026,376     9,944,283     8,841,170     9,541,580
                             ============  ============  ============  ============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity


                                              COMMON STOCK      ADDITIONAL                  CUMULATIVE     TOTAL     Comprehensive
                                          NUMBER OF   $.01 PAR   PAID-IN     ACCUMULATED   TRANSLATION  STOCKHOLDERS'   Income
                                            SHARES      VALUE    CAPITAL        DEFICIT     ADJUSTMENT    EQUITY

Balance, June 30, 1995 . . . . . . . . .    7,273,148   $72,731  $24,578,282  $(22,063,531)  $ 36,119   $ 2,623,601   $         -
Acquisition of TriMetrix, Inc. . . . . .      219,997     2,200       63,700      (486,816)         -      (420,916)            -
Sale of common stock . . . . . . . . . .      750,000     7,500    2,932,963             -          -     2,940,463             -
Exercise of stock options, warrants and
Employee Stock Purchase Plan . . . . . .      336,117     3,362      583,613             -          -       586,975             -
Net income . . . . . . . . . . . . . . .            -         -            -     1,075,838          -     1,075,838     1,075,838
Translation adjustment . . . . . . . . .            -         -            -             -    (47,265)      (47,265)      (47,265)
                                                                                                                       ------------
Comprehensive income for the year ended
June 30, 1996. . . . . . . . . . . . . .                                                                              $ 1,028,573
                                                                                                                      ============

Balance, June 30, 1996 . . . . . . . . .    8,579,262    85,793   28,158,558   (21,474,509)   (11,146)    6,758,696             -
Acquisition of acroScience Corporation .      250,000     2,500      618,500    (1,217,622)         -      (596,622)            -
Exercise of stock options and Employee
Stock Purchase Plan. . . . . . . . . . .      177,114     1,771      374,777             -          -       376,548             -
Compensation associated with issuance of
 stock options . . . . . . . . . . . . .            -         -       10,000             -          -        10,000             -
Net loss . . . . . . . . . . . . . . . .            -         -            -    (4,299,978)         -    (4,299,978)   (4,299,978)
Translation adjustment . . . . . . . . .            -         -            -             -    (80,518)      (80,518)      (80,518)
                                                                                                                      ------------
Comprehensive loss for the year ended
June 30, 1997. . . . . . . . . . . . . .                                                                              $(4,380,496)
                                                                                                                      ============

Balance, June 30, 1997 . . . . . . . . .    9,006,376    90,064   29,161,835   (26,992,109)   (91,664)    2,168,126             -
Exercise of stock options and Employee
Stock Purchase Plan. . . . . . . . . . .      102,240     1,022      177,917             -          -       178,939             -
Net income . . . . . . . . . . . . . . .            -         -            -     1,104,584          -     1,104,584     1,104,584
Translation adjustment . . . . . . . . .            -         -            -             -     43,674        43,674        43,674
                                                                                                                      ------------
Comprehensive income for the six-month
period ended December 31, 1997 . . . .                                                                             .  $ 1,148,258
                                                                                                                      ============

Balance, December 31, 1997 . . . . . . .    9,108,616    91,086   29,339,752   (25,887,525)   (47,990)    3,495,323

Exercise of stock options and Employee
Stock Purchase Plan. . . . . . . . . . .      215,791     2,158      366,612             -          -       368,770             -
Net income . . . . . . . . . . . . . . .            -         -            -     2,220,128          -     2,220,128     2,220,128
Translation adjustment . . . . . . . . .            -         -            -             -    (33,714)      (33,714)      (33,714)
                                                                                                                      ------------
Comprehensive income for the year ended
December 31, 1998. . . . . . . . . . . .                                                                              $ 2,186,414
                                                                                                                      ============

Balance, December 31, 1998 . . . . . . .    9,324,407   $93,244  $29,706,364  $(23,667,397)  $(81,704)  $ 6,050,507
                                          ============  =======  ===========  =============  =========  ============


The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                  SIX-MONTH
                                                                PERIOD ENDED
                                     YEARS ENDED DECEMBER 31      DECEMBER 31,      YEARS ENDED JUNE 30,
                                       1998            1997           1997         1997               1996
                                           (Unaudited)

Cash Flows from Operating Activities:
Net income (loss). . . . . . . . . . .  $ 2,220,128   $(2,128,814)  $1,104,584   $(4,299,978)  $ 1,075,838
Adjustments to reconcile net
 income (loss) To net cash provided
by (used in) Operating activities,
net of acquisitions-
Depreciation and amortization. . . . .    1,065,421     1,166,749      648,866     1,063,503     1,043,052
Compensation associated with
Issuance of stock options. . . . . . .            -        10,000            -        10,000             -
Changes in assets and liabilities-
Accounts and other receivables . . . .   (1,845,753)      157,618     (234,522)      643,756    (2,301,420)
Inventories. . . . . . . . . . . . . .     (119,115)      282,054       88,580       210,946      (247,446)
Prepaid expenses . . . . . . . . . . .     (108,885)      212,048      241,811       (93,886)     (172,936)
Accounts payable . . . . . . . . . . .      237,868      (158,596)     206,543       329,822       136,252
Accrued expenses and other
current liabilities. . . . . . . . . .      215,813       367,039     (399,362)     (252,499)     (754,768)
Deferred revenue . . . . . . . . . . .      497,491       352,207      (54,202)      350,702       (74,285)
                                        ------------  ------------  -----------  ------------  ------------

Net cash provided by
(used in) operating
 activities. . . . . . . . . . . . . .    2,162,968       260,305    1,602,298    (2,037,634)   (1,295,713)
                                        ------------  ------------  -----------  ------------  ------------

Cash Flows from Investing Activities:
Decrease in short-term investments . .            -             -            -             -       448,618
Purchases of property and equipment. .     (624,081)     (754,775)    (423,711)     (780,171)   (1,059,263)
(Increase) decrease in other assets. .     (474,405)      (36,119)     (15,579)      (56,374)       15,688
Cash acquired from the acroScience
and TriMetrix acquisitions . . . . . .            -             -            -         9,691        27,849
                                        ------------  ------------  -----------  ------------  ------------

Net cash used in investing
activities . . . . . . . . . . . . . .   (1,098,486)     (790,894)    (439,290)     (826,854)     (567,108)
                                        ------------  ------------  -----------  ------------  ------------

Cash Flows from Financing Activities:
Payments on long-term debt . . . . . .            -             -            -       (16,000)      (73,188)
Payments on capital lease
obligations and equipment
financing. . . . . . . . . . . . . . .     (641,425)     (277,366)    (138,901)     (132,975)      (76,077)
Borrowings on capital lease
 obligations and equipment
financing. . . . . . . . . . . . . . .      815,003       649,838       84,432       565,406             -
Proceeds from exercise of stock
options, warrants and Employee
Stock Purchase Plan. . . . . . . . . .      368,770       320,169      178,939       376,548       586,975
Net proceeds from sale of
common stock . . . . . . . . . . . . .            -             -            -             -     2,940,463
                                        ------------  ------------  -----------  ------------  ------------

Net cash provided by
Financing activities . . . . . . . . .      542,348       692,641      124,470       792,979     3,378,173
                                        ------------  ------------  -----------  ------------  ------------

Effect of Exchange Rate
Changes on Cash and Cash
Equivalents. . . . . . . . . . . . . .      (33,714)       55,391       43,674       (80,518)      (47,265)
                                        ------------  ------------  -----------  ------------  ------------

Net Increase (Decrease) in Cash
and Cash Equivalents . . . . . . . . .    1,573,116       217,443    1,331,152    (2,152,027)    1,468,087

Cash and Cash Equivalents,
beginning of period. . . . . . . . . .    4,133,541     3,916,098    2,802,389     4,954,416     3,486,329
                                        ------------  ------------  -----------  ------------  ------------

Cash and Cash Equivalents,
end of period. . . . . . . . . . . . .  $ 5,706,657   $ 4,133,541   $4,133,541   $ 2,802,389   $ 4,954,416
                                        ============  ============  ===========  ============  ============

Supplemental Disclosure of
Cash Flow Information:
Cash paid during the period for-
Interest . . . . . . . . . . . . . . .  $    85,437   $    41,068   $   29,271   $    14,439   $     5,519
                                        ============  ============  ===========  ============  ============
Income taxes . . . . . . . . . . . . .  $    10,000   $    10,511   $    2,981   $     7,530   $    49,220
                                        ============  ============  ===========  ============  ============


Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities:

The  Company financed $83,623 and $63,333 of equipment through capital leases in the six-month period ended
December  31,  1997  and
in  the  year  ended  June  30,  1997,  respectively.


          The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1998

                 (Including Data Applicable to Unaudited Period)


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

The accompanying consolidated financial statements comprise those of MathSoft and its wholly owned subsidiaries Statistical Sciences, Inc. (StatSci), TriMetrix, Inc. and acroScience Corporation (collectively referred to as the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

(a)     Change  In  Fiscal  Year

On December 16, 1997, the Company changed its fiscal year from June 30 to December 31. Accordingly, the Company's transition period, which ended on December 31, 1997, was the six-month period from July 1, 1997 to December 31, 1997. The unaudited consolidated statements of operations and cash flows for the year ended December 31, 1997 are presented for comparative purposes only. These unaudited statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for fair presentation of results for the period.

(b)     Revenue  Recognition

The Company derives substantially all of its revenue from technical calculation software products for use on desktop computers. Revenue from the licensing of software products is recognized when the products are shipped, as there are no significant postdelivery obligations, and the Company provides for estimated returns and warranty costs at the time of sale. The Company offers maintenance contracts and training on StatSci's products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Training revenue is recognized as services are performed. Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

(c)     Cash  and  Cash  Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Cash equivalents were approximately $4,000,000 and $1,000,000 as of December 31, 1998 and 1997, respectively, and consisted primarily of investments in commercial paper.

(d)     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                  DECEMBER 31,   DECEMBER 31,
                      1998           1997
  Raw materials.  $      98,200  $      44,786
  Finished goods        276,120        210,419
                  -------------  -------------

                  $     374,320  $     255,205
                  =============  =============



(e)     Depreciation  and  Amortization

The Company provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:


 ASSET CLASSIFICATION                      USEFUL LIVES

  Computer equipment and software               3 years
  Furniture and fixtures. . . . .             3-5 years
  Leasehold improvements. . . .        .  Life of lease



Property and equipment under capital leases are amortized over the shorter of the estimated useful life of three to five years or the term of the lease.

(f)     Research  and  Development

The Company accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. During the year ended December 31, 1998, the six-month period ended December 31, 1997, and the years ended June 30, 1997 and 1996, the Company expensed all research and development costs as those costs incurred from technological feasibility to general release were not material.

(g)     Net  Income  (Loss)  Share

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                                             SIX-MONTH
                                            YEARS ENDED     PERIOD ENDED     YEARS ENDED
                                               DEC 31,         DEC 31,         JUNE 30,
                                          1998       1997       1997        1997      1996
                                                  (Unaudited)
Weighted average shares
   outstanding. . . . . .                9,244,307  9,026,376  9,068,714  8,841,170  8,247,036
  Effect of dilutive
   securities . . . . . .                  882,451          -    875,569          -  1,294,544
                           -----------------------  ---------  ---------  ---------  ---------

  Weighted average shares
   outstanding assuming
   dilution . . . . . . .               10,126,758  9,026,376  9,944,283  8,841,170  9,541,580
                           =======================  =========  =========  =========  =========




The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:



                                                   SIX-MONTH
                                   YEARS ENDED    PERIOD ENDED     YEARS ENDED
                                     DEC 31,         DEC 31,         JUNE 30,
                                1998       1997       1997        1997      1996
                                        (Unaudited)


  Antidilutive securities      255,586  2,872,292  1,996,723  3,001,562  1,073,824
                           ===========  =========  =========  =========  =========



(h)     Postretirement  Benefits

The  Company  has  no  obligation  for  postretirement  benefits.

(i)     Foreign  Currency  Translation

Assets and liabilities of the Company's foreign branch are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction gains and losses are recognized currently in the statements of operations and were approximately $20,000 and $277,000 in the years ended December 31, 1998 and December 31, 1997 (unaudited), respectively, $75,000 in the six-month period ended December 31, 1997, and approximately $(257,000) and $(12,000) in the years ended June 30, 1997 and 1996, respectively.

(j)     Other  Assets

Other assets are comprised primarily of purchased technology and intangible assets. Purchased technology of $3,008,765 was fully amortized at December 31, 1998 and had accumulated amortization of $2,938,265 at December 31, 1997. Other assets totaled $488,595 and $97,890, net of accumulated amortization of $98,415 and $7,715 as of December 31, 1998 and 1997, respectively. During 1998, the Company purchased intangible assets for approximately $382,000 and this amount is included in other assets and is being amortized over 36 months.

The Company assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of December 31, 1998.


(k)     Concentration  of  Credit  Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances with one financial institution. The Company has not experienced significant losses related to accounts receivable from any individual customers or groups of customers in any specific industry or geographic area.

During the year ended December 31, 1998 and the six-month period ended December 31, 1997, one customer accounted for 13% and 12% of net revenues, respectively. One customer accounted for 14% and 12% of net revenues in the years ended June 30, 1997 and 1996, respectively. As of December 31, 1998 the Company had one customer that accounted for 12% of accounts receivable. As of December 31, 1997, the Company had two customers that individually accounted for 17% and 11% of accounts receivable.

(l)     Use  of  Estimates  and  Uncertainities

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

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within its industry, including, without limitation, rapid technological change, competition, and reliance on attracting and retaining key employees.

(m)     Financial  Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments consisting of cash, accounts receivable and capital leases. The estimated fair value of these financial instruments approximates their carrying value in the accompanying financial statements.

(n)     New  Accounting  Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.


(2)     Unaudited  Comparative  Results

The following unaudited financial information for the six-month period ended December 31, 1996 is presented to provide comparative results for the transition period, included in the accompanying statement of operations.

                                           SIX-MONTH
                                         PERIOD ENDED
                                         DECEMBER 31,
                                            1996
  (Unaudited)

Total revenues. . . . . . . . . . . .  $   9,478,193
Gross profit. . . . . . . . . . . . .      7,495,377
Loss from operations. . . . . . . . .     (1,130,721)
Interest income, net. . . . . . . . .         79,723
                                       --------------

Loss before provision for income
 taxes. . . . . . . . . . . . . . . .     (1,050,998)

Provision for income taxes. . . . . .         15,582
                                       --------------

Net loss. . . . . . . . . . . . . . .  $  (1,066,580)
                                       ==============

Basic and diluted net loss per share.  $        (.12)
                                       ==============

Weighted average number of shares
      outstanding . . . . . . . . . .      8,693,148
                                       ==============



(3)     Income  Taxes

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

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                     SIX-MONTH
                             YEAR      PERIOD
                             ENDED     ENDED
                             DEC 31,   DEC 31,   YEARS ENDED JUNE 30,
                              1998        1997      1997       1996

  Domestic               $1,706,031  $  633,233  $(4,011,290)  $  325,215
  Foreign.                  536,976     489,137     (244,236)     799,623
                         ----------  ----------  ------------  ----------

                         $2,243,007  $1,122,370  $(4,255,526)  $1,124,838
                         ==========  ==========  ============  ==========


The  provisions  for  income  taxes  consist  of  the  following:

                                     SIX-MONTH
                             YEAR      PERIOD
                             ENDED     ENDED
                             DEC 31,   DEC 31,   YEARS ENDED JUNE 30,
                              1998        1997      1997       1996
  Current tax expense-
  Federal . . . . . . .  $ 763,000   $ 381,000   $     -  $ 340,000
  State . . . . . . . .    135,000      67,000         -     63,000
  Foreign . . . . . . .     22,879      17,785    44,452     49,000

  Deferred tax benefit-
  Federal . . . . . . .   (763,000)   (381,000)        -   (340,000)
  State . . . . . . . .   (135,000)    (67,000)        -    (63,000)
                         ----------  ----------  -------  ----------

                         $  22,879   $  17,785   $44,452  $  49,000
                         ==========  ==========  =======  ==========

The significant components of the deferred tax assets and liabilities are as follows:


                               DECEMBER 31,   DECEMBER 31,
                                     1998            1997
  Net operating loss
   carryforward. . . . . .  $   5,021,000   $   5,530,000
  Research and development
   credit carryforwards. .        903,000         711,000
  Temporary differences. .        566,000         875,000
                            --------------  --------------

                                6,490,000       7,116,000

  Valuation allowance. . .     (6,490,000)     (7,116,000)
                            --------------  --------------

  Net deferred tax asset .  $           -   $           -
                            ==============  ==============



Due to the uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

At December 31, 1998, the Company has utilized approximately $3,855,000 of net operating loss carryforwards and has available net operating loss carryforwards of approximately $14,767,000 and tax credit carryforwards of approximately $903,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2013. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

(4)     Equipment  Financing  and  Capital  Leases

During 1998, the Company entered into several financing arrangements for the purchase of fixed assets totaling $815,000, of which $511,929 were equipment lease financing arrangements and the remaining were capital leases. All of the financing arrangements are payable in 24 equal monthly payments of principal plus interest ranging from 10.1% to 10.7%.

The Company leases certain equipment under capital leases expiring through fiscal 2002. Future minimum payments as of December 31, 1998 under these leases and financing arrangements are as follows:

Year ending December 31,
1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 522,851
2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    133,968
2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      7,781
2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      7,133
                                                                   -------------------------

  Total minimum lease and financing payments. . . . . . . . . . .                    671,733

  Less-Amount representing interest . . . . . . . . . . . . . . .                     50,315
                                                                   -------------------------

  Present value of minimum lease and financing payments . . . . .                    621,418

  Less-Current portion of capital leases and equipment financing.                    482,004
                                                                   -------------------------

                                                                                     139,414
                                                                  ==========================









(5)     Commitments

In August 1993, the Company entered into a six-year operating lease for its facility in Cambridge, Massachusetts. The lease provides for uneven payments during the six-year period. However, rent expense is charged to operations evenly over the leased period. On November 30, 1998, the Company renewed the lease for a period of five years ending October 2004. The Company also has operating leases for its Seattle and international office spaces and certain office equipment.

The approximate future lease payments under the Company's operating lease arrangements, exclusive of operating costs and net of sublease revenue through October 2004, are as follows:


                                                GROSS      SUBLEASE        NET
                                               OPERATING    RENTAL      OPERATING
                                                 LEASES    RECEIPTS      LEASES
Year ending December 31,
1999. . . . . . . . . . . . .  $                 956,000  $(133,000)  $  823,000
2000. . . . . . . . . . . . .                    416,000          -      416,000
2001. . . . . . . . . . . . .                    353,000          -      353,000
2002. . . . . . . . . . . . .                    350,000          -      350,000
  2003 and thereafter . . . .                    613,000          -      613,000
                               -------------------------  ----------  ----------

  Total future lease payments  $               2,688,000  $(133,000)  $2,555,000
                               =========================  ==========  ==========

Rental expense under the Company's operating leases was approximately $793,000 and $786,000 for the years ended December 31, 1998 and December 31, 1997 (unaudited), respectively, $430,000 for the six-month period ended December 31, 1997 and approximately $723,000 and $707,000 for the years ended June 30, 1997 and 1996, respectively.

(6)     Stockholders'  Equity

(a)     Stock  Option  Plans

The Company has a stock option plan that was adopted in 1992 (the 1992 Plan) whereby the Board of Directors may grant incentive stock options (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. ISOs are granted at a price not less than fair market value at the date of grant. The options typically vest over a five-year period. At December 31, 1998 the Company had 101,379 options available for future grant under the 1992 Plan.

The  Company  has  a Nonemployee Director Stock Option Plan (the 1992 Director's
Plan) pursuant to which directors who are not officers or employees of the Company annually receive options to purchase shares of the Company's common stock. A total of 160,000 shares of common stock may be issued under the 1992 Director's Plan. The exercise price of each option equals the fair market value of the stock on the date of grant. The options are exercisable upon the earlier of one year from the date of grant or the first annual meeting of stockholders, following the date of grant at which members of the Board are elected.

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

The Company has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to the Company are granted nonqualified options to purchase stock in the Company. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable.

As of December 31, 1998, a total of 4,698,508 shares of common stock were reserved for issuance under the Plans, the 1992 Director's Plan, the Key Officer Stock Options, and the 1996 Non-Officer Plan.






The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has adopted the disclosure-only alternative under SFAS No. 123 for employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted during fiscal years 1996, 1997 and 1998, and the six months ended December 31, 1997, including the Employee Stock Purchase Plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. For nonemployees, SFAS No. 123 requires that the compensation expense calculated using the Black-Scholes option pricing model be charged to the statement of operations. The value of options awarded to nonemployees as determined under SFAS No. 123 is not material to the results of operations for both fiscal years ended June 30, 1997 and 1996, or for the six-month period ended December 31, 1997. There were no grants to nonemployees for the year ended December 31, 1998.

The  assumptions  used  and  the  weighted  average  information are as follows:




                                                       SIX-MONTH
                                                         PERIOD
                                          YEAR ENDED      ENDED            YEARS ENDED
                                           DEC 31,        DEC 31             JUNE  30,
                                            1998           1997          1997          1996

Risk-free interest rates. . . . . . . . .   4.53%-5.67%   5.95%-6.61%   6.00%-6.74%   5.61%-6.74%
Expected dividend yield . . . . . . . . .        None          None          None        None
Expected lives. . . . . . . . . . . . . .      5 years       5 years       5 years      5 years
Expected volatility . . . . . . . . . . .           77%        70%           70%           70%
Weighted average grant-date fair value of
   options granted during the period. . .  $      1.67   $    2.50    $      1.62   $      2.35
Weighted average remaining contractual
   life of options outstanding. . . . . .   7.16 years    7.76 years    5.10 years    5.53 years

The  effect  of  applying  SFAS  No.  123  would  be  as  follows:


                                         SIX-MONTH
                                           PERIOD
                            YEAR ENDED      ENDED             YEARS ENDED
                               DEC 31,      DEC 31,            JUNE  30,
                                1998         1997          1997          1996

Net income (loss)
     as reported . . . . . .  $2,220,128  $1,104,584  $(4,299,978)  $$1,075,838
                              ==========  ==========  ============  ===========

Pro forma net
      income (loss). . . . .  $1,271,140  $  706,565  $(4,880,616)  $   622,956
                              ==========  ==========  ============  ===========

Basic income (loss)
      per share as reported.  $      .24  $      .12  $      (.49)  $       .13
                              ==========  ==========  ============  ===========

Diluted net income (loss)
per share as reported. . . .  $      .22  $      .11  $      (.49)  $       .11
                              ==========  ==========  ============  ===========

Pro forma basic net income
 (loss) per share. . . . . .  $      .14  $      .08  $      (.55)  $       .07
                              ==========  ==========  ============ ============

Pro forma diluted net
 income (loss) per share . .  $      .13  $      .07  $      (.55)  $       .06
                              ==========  ==========  ============  ===========




Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

The  Company's  stock  option  activity  for  all  plans  is  as  follows:


                                                    WEIGHTED
                                    NUMBER OF        AVERAGE
                                    SHARES      EXERCISE PRICE

  Outstanding at June 30, 1995 . .  1,922,626   $          1.86
  Granted. . . . . . . . . . . . .    961,434              5.52
  Exercised. . . . . . . . . . . .   (320,452)             1.65
  Canceled . . . . . . . . . . . .   (195,240)             5.53
                                    ----------  ---------------

  Outstanding at June 30, 1996 . .  2,368,368              3.03
  Granted. . . . . . . . . . . . .  1,289,514              2.74
  Exercised. . . . . . . . . . . .   (148,651)             1.64
  Canceled . . . . . . . . . . . .   (507,669)             4.28
                                    ----------  ---------------

  Outstanding at June 30, 1997 . .  3,001,562              2.33
  Granted. . . . . . . . . . . . .    110,900              3.42
  Exercised. . . . . . . . . . . .    (78,770)             1.60
  Canceled . . . . . . . . . . . .   (161,400)             2.35
                                    ----------  ---------------

  Outstanding at December 31, 1997  2,872,292              2.39
  Granted. . . . . . . . . . . . .    721,150              2.67
  Exercised. . . . . . . . . . . .   (161,278)             1.56
  Canceled . . . . . . . . . . . .   (183,658)             3.30
                                    ----------  ---------------

  Outstanding at December 31,1998.  3,248,506   $          2.43
                                    ==========  ===============

  Exercisable at December 31, 1998  1,847,454   $          2.21
                                    ==========  ===============

The following table summarizes information about stock options outstanding at December 31, 1998:


                           OPTIONS  OUTSTANDING                       OPTIONS  EXERCISABLE
                                   WEIGHTED . .                             WEIGHTED
                                   AVERAGE . .    WEIGHTED                   AVERAGE       WEIGHTED
                 NUMBER OF. . .   REMAINING       AVERAGE     NUMBER OF     REMAINING       AVERAGE
   RANGE OF . . . OPTIONS        CONTRACTUAL       OPTION      OPTIONS      CONTRACTUAL      OPTION
 OPTION PRICES  OUTSTANDING          LIFE          PRICE     EXERCISABLE      LIFE           PRICE

1.00  -  2.03      947,862. . .    5.72 years         1.65     865,112     5.34 years         1.63
2.25  -  4.00    2,158,358. .      7.79 years         2.57     906,056     7.42 years         2.48
5.13  -  6.38      142,286 . . .   7.26 years         5.52      76,286     7.13 years         5.58
               --------------                                ----------

                 3,248,506         7.16 years . .     2.43   1,847,454     6.43 years         2.21
               =============                               ===========



(b)     Employee  Stock  Purchase  Plan

The Company has an employee stock purchase plan pursuant to which the Company has reserved and may issue up to 200,000 shares of common stock in semiannual offerings over a 10-year period. Shares of common stock are sold at 85% of fair market value, as defined. During the year ended December 31, 1998 and the six-month period ended December 31, 1997, the Company issued 54,513 and 23,470 shares under the Plan, respectively. During the years ended June 30, 1997 and 1996, the Company issued 28,463, and 13,065, shares, respectively, under the Plan.












(7)     Geographic  Data

Revenues  by  geographic  area  were  as  follows  (in  thousands):


                                    SIX-MONTH
                              YEAR    PERIOD
                              ENDED    ENDED     YEARS ENDED
                             DEC 31,   DEC 31,      JUNE  30,
GEOGRAPHIC AREA                1998     1997     1997     1996

United States and
   Canada. . . .  $           17,549  $ 9,177  $11,661  $14,011
  United Kingdom               1,640      977    1,675    1,152
  Germany. . . .                 813      625      648    1,264
  Japan. . . . .                 768      442      849    1,056
  Other. . . . .               3,677    1,803    2,845    3,284
                  ------------------  -------  -------  -------

                  $           24,447  $13,024  $17,678  $20,767
                  ==================  =======  =======  =======

(8)     Segment  Reporting

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. MathSoft's chief operating decision making group consists of the Chief Executive Officer, members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents a specific type of software productivity tools for a specific market.

MathSoft's reportable operating segments include the Technical Calculation Software Product line and the Data Analysis Software Product line. Revenues for Technical Calculation Software Products are derived from sales of Mathcad, Electronic Books, Extension Packs and StudyWorks. Revenues from the Data Analysis Software Product line include S-PLUS licenses, maintenance and consulting services, add-on modules and StatServer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. MathSoft evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the end customer is located (see Note 7).

                                                              SIX-MONTH
                                                      YEAR      PERIOD
                                                      ENDED     ENDED         YEARS ENDED
                                                     DEC 31,    DEC 31,        JUNE  30,
                                                      1998       1997       1997        1996
                                                                 (In thousands)


Segment Revenues:
  Technical Calculation Software Products.  $           15,604   $ 8,776   $11,850   $14,632
  Data Analysis Software Products. . . . .               8,843     4,248     5,828     6,135
                                            -------------------  --------  --------  -------
  Total net revenues . . . . . . . . . . .  $           24,447   $13,024   $17,678   $20,767
                                            ===================  ========  ========  =======

  Segment Income (Loss)
  Technical Calculation Software Products.  $            2,366   $ 1,353   $(1,753)  $   698
  Data Analysis Software Products. . . . .                (146)     (248)   (2,547)      378
                                            -------------------  --------  --------  -------
  Total net income (loss). . . . . . . . .  $            2,220   $ 1,105   $(4,300)  $ 1,076
                                            ===================  ========  ========  =======

                                                              SIX-MONTH
                                                      YEAR      PERIOD
                                                      ENDED     ENDED         YEARS ENDED
                                                     DEC 31,    DEC 31,        JUNE  30,
                                                      1998       1997       1997        1996
                                                                 (In thousands)


Segment Assets:
  Technical Calculation Software Products. .  $         14,798   $12,125   $11,201   $14,762
  Data Analysis Software Products. . . . . .             4,074     3,067     2,965     3,086
  Eliminations . . . . . . . . . . . . . . .            (5,380)   (5,380)   (5,380)   (5,949)
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $         13,492   $ 9,812   $ 8,786   $11,899
                                              =================  ========  ========  ========

  Segment Expenditures to Acquire Long-Lived
   Assets:
  Technical Calculation Software Products. .  $            436   $   232   $   440   $   605
  Data Analysis Software Products. . . . . .               662       207       397       454
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $          1,098   $   439   $   837   $ 1,059
                                              =================  ========  ========  ========

  Segment Interest Income:
  Technical Calculation Software Products. .  $            168   $    50   $   147   $   193
  Data Analysis Software Products. . . . . .                 -         -         6         6
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $            168   $    50   $   153   $   199
                                              =================  ========  ========  ========

  Segment Interest Expense:
  Technical Calculation Software Products. .  $             50   $    18   $    11   $     -
  Data Analysis Software Products. . . . . .                36        11         3         7
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $             86   $    29   $    14   $     7
                                              =================  ========  ========  ========

  Segment Income Tax Expense:
  Technical Calculation Software Products. .  $             23   $    18   $    44   $    49
  Data Analysis Software Products. . . . . .                 -         -         -         -
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $             23   $    18   $    44   $    49
                                              =================  ========  ========  ========

  Segment Depreciation and Amortization:
  Technical Calculation Software Products. .  $            584   $   396   $   667   $   666
  Data Analysis Software Products. . . . . .               481       253       397       377
                                              -----------------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . .  $          1,065   $   649   $ 1,064   $ 1,043
                                              =================  ========  ========  ========

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1998

                 (Including Data Applicable to Unaudited Period)

                                   (Continued)


                                      F-31
(9)     Accrued  Expenses  and  other  Current  Liabilites

Accrued  expenses  and  other  current  liabilities  consist  of  the following:


                                                DEC 31,     DEC 31,
                                                 1998         1997

  Accrued payroll and payroll-related items  $1,196,616  $  639,320
  Accrued vacation. . . . . . . . . . . . .     440,676     371,420
  Accrued royalties . . . . . . . . . . . .     178,918     183,886
  Other accrued expenses. . . . . . . . . .     636,262   1,042,029
                                             ----------  ----------

                                             $2,452,472  $2,236,655
                                             ==========  ==========



(10)     Line  of  Credit

The Company has a line of credit with a bank, collateralized by substantially all of the Company's assets. Borrowings are limited to the lesser of 65% of eligible domestic accounts receivable, as defined, or $1,000,000. Interest on outstanding borrowings under this line is based on the bank's prime rate (7.75% at December 31, 1998) plus 1%. The Company had no outstanding borrowings under this line of credit as of December 31, 1998. The agreement contains covenants that, among other things, require the Company to meet certain profitability and maximum leverage ratios, and to maintain a minimum level of tangible net worth. The line of credit was extended during December 1998 and was renewed on February 24, 1999. Under the renewal, borrowings are limited to the lesser of 80% of eligible domestic accounts receivable, as defined, or $2,000,000. Interest on outstanding borrowings is based on the bank's prime rate plus .5%.