Form 10-Q
period 1999-03-31
MATHSOFT INC
filed 1999-05-07
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                     YES      X              NO
                          -----

AS OF MAY 5, 1999 THERE WERE 9,765,461 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                       PAGE
                                                       ----


PART I.    FINANCIAL INFORMATION:

Item 1. Consolidated Condensed Financial Statements

        - Consolidated Condensed Balance Sheets as of
          March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . .                                3

        - Consolidated Condensed Statements of Income for the
          Three Months Ended March 31, 1999 and 1998 . . . . . . . . . . .                                5

        - Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998 . . . . . . . . . . .                                6

        - Notes to Consolidated Condensed Financial Statements. .                                         8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . .                                 11

Cautionary Statements. . . . . . . . . . . . . . . . . . . . . . .                                       15






PART II.   OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                                                 19


SIGNATURES . . . . . . . . . .                                                                           20

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)



                                                          MARCH 31,   DECEMBER 31,
                                                            1999          1998
                                                         -----------  -------------
CURRENT ASSETS:
       Cash and cash equivalents. . . . . . . . . . . .  $ 5,787,638  $   5,706,657
       Accounts receivables, less reserves of
            approximately $849,000 at March 31, 1999
            and $870,000 at December 31, 1998 . . . . .    4,567,554      4,009,195
       Other receivables. . . . . . . . . . . . . . . .    1,293,053      1,308,892
       Inventories. . . . . . . . . . . . . . . . . . .      254,585        374,320
       Prepaid expenses . . . . . . . . . . . . . . . .      642,816        342,599

                    Total current assets. . . . . . . .   12,545,646     11,741,663
                                                         -----------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software. . . . . . . . .    4,844,382      4,765,347
       Property and equipment under capital lease . . .      918,043        918,043
       Furniture and fixtures . . . . . . . . . . . . .    1,045,505      1,036,313
       Leasehold improvements . . . . . . . . . . . . .      624,658        624,658
                                                         -----------  -------------
                                                           7,432,588      7,344,361
       Less - Accumulated depreciation and amortization    6,279,770      6,082,535

                                                           1,152,818      1,261,826

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . .      458,011        488,595
                                                         -----------  -------------

                                                         $14,156,475  $  13,492,084
                                                         ===========  =============













 The  accompanying  notes  are  an  integral  part  of these consolidated condensed financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                         MARCH 31,     DECEMBER 31,
                                                               1999            1998
                                                       -------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing . . . . . . . . .  $    543,432   $     482,004
       Accounts payable . . . . . . . . . . . . . . .     1,986,012       2,481,154
       Accrued expenses and other current liabilities     2,006,442       2,452,472
       Deferred revenue . . . . . . . . . . . . . . .     2,119,152       1,886,533
                                                       -------------  --------------
                    Total current liabilities . . . .     6,655,038       7,302,163
                                                       -------------  --------------

Capital Lease Obligations and Equipment Financing,
           Less current portion . . . . . . . . . . .        86,306         139,414
                                                       -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none . . . . . . .             -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,765,461 shares
            at March 31, 1999 and 9,324,407 shares at
            December 31, 1998 . . . . . . . . . . . .        97,655          93,244
       Additional paid-in capital . . . . . . . . . .    30,430,265      29,706,364
       Accumulated deficit. . . . . . . . . . . . . .   (23,029,986)    (23,667,397)
       Cumulative translation adjustment. . . . . . .       (82,803)        (81,704)
                                                       -------------  --------------
                   Total stockholders' equity . . . .     7,415,131       6,050,507
                                                       -------------  --------------
                                                       $ 14,156,475   $  13,492,084
                                                       =============  ==============











 The  accompanying  notes  are  an  integral  part  of  these consolidated condensed financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED

                                                                       MARCH 31,
                                                                 ------------------
                                                                1999                1998
                                                       ------------------  ------------------
REVENUES:
       Software licenses. . . . . . . . . . . . . . .  $        5,276,947  $        4,919,922
       Services and other . . . . . . . . . . . . . .           1,262,427             782,371
                                                       ------------------  ------------------
            Total net revenues. . . . . . . . . . . .           6,539,374           5,702,293
                                                       ------------------  ------------------

COST OF REVENUES:
       Software licenses. . . . . . . . . . . . . . .             805,352             706,000
       Services and other . . . . . . . . . . . . . .             389,441             296,735
                                                       ------------------  ------------------
            Total cost of revenues. . . . . . . . . .           1,194,793           1,002,735
                                                       ------------------  ------------------
            Gross profit. . . . . . . . . . . . . . .           5,344,581           4,699,558
                                                       ------------------  ------------------

OPERATING EXPENSES:
       Sales and marketing. . . . . . . . . . . . . .           2,815,576           2,420,954
       Research and development . . . . . . . . . . .           1,187,575           1,219,232
       General and administrative . . . . . . . . . .             735,379             601,852
                                                       ------------------  ------------------
            Total operating expenses. . . . . . . . .           4,738,530           4,242,038
                                                       ------------------  ------------------

            INCOME FROM OPERATIONS. . . . . . . . . .             606,051             457,520

Interest Income, net. . . . . . . . . . . . . . . . .              41,440              23,531

            INCOME BEFORE PROVISION FOR
                INCOME TAXES. . . . . . . . . . . . .             647,491             481,051

Provision for Income Taxes. . . . . . . . . . . . . .              10,080                   -
                                                       ------------------  ------------------
            NET INCOME. . . . . . . . . . . . . . . .  $          637,411  $          481,051
                                                       ==================  ==================


BASIC NET INCOME PER SHARE. . . . . . . . . . . . . .  $             0.07  $             0.05
                                                       ==================  ==================

DILUTED NET INCOME PER SHARE. . . . . . . . . . . . .  $             0.06  $             0.05
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . .           9,687,055           9,131,169
                                                       ==================  ==================

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION          10,869,334          10,214,439
                                                       ==================  ==================









 The  accompanying  notes  are  an  integral  part  of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------

                                                                      1999         1998
                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  637,411   $  481,051
  Adjustments to reconcile net income to net
    cash used in operating activities -
     Depreciation and amortization. . . . . . . . . . . . . . . .     219,252      230,588
     Changes in assets & liabilities-
         Accounts receivables . . . . . . . . . . . . . . . . . .    (558,360)    (432,011)
         Other receivables. . . . . . . . . . . . . . . . . . . .      15,839        1,439
         Inventories. . . . . . . . . . . . . . . . . . . . . . .     119,735       38,506
         Prepaid expenses . . . . . . . . . . . . . . . . . . . .    (201,273)    (283,182)
         Accounts payable . . . . . . . . . . . . . . . . . . . .    (495,144)      64,807
         Accrued expenses . . . . . . . . . . . . . . . . . . . .    (446,027)    (281,559)
         Deferred revenue . . . . . . . . . . . . . . . . . . . .     232,619      (78,379)
                                                                   -----------  -----------
             Net cash used in operating activities. . . . . . . .    (475,948)    (258,740)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment . . . . . . . . . . . . . .     (88,228)    (130,611)
  Decrease (Increase) in other assets . . . . . . . . . . . . . .       8,568      (12,845)
                                                                   -----------  -----------
            Net cash used in investing activities . . . . . . . .     (79,660)    (143,456)
                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations and equipment financing .    (142,300)     (81,027)
  Borrowings on capital lease obligations and equipment financing      51,676      458,904
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan. . . . . . . . . . . . . . .     728,312      116,715
                                                                   -----------  -----------
            Net cash provided by financing activities . . . . . .     637,688      494,592

Effect of exchange rate changes on cash and cash equivalents. . .      (1,099)     (16,368)
                                                                   -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .      80,981       76,028

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . .   5,706,657    4,133,541
                                                                   -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . .  $5,787,638   $4,209,569
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

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                                 MARCH 31,
                                                 ---------

                                             1999     1998
                                            -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest . . . . . . . . .  $16,668  $18,830
                                            =======  =======
                Income taxes . . . . . . .  $16,368  $16,368
                                            =======  =======

































 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1998 and have been reclassified to conform to the presentation for the quarter ended March 31, 1999.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                        MARCH 31,   DECEMBER 31,
                           1999         1998
                        ----------  -------------

Materials and supplies  $   62,878  $      98,200
Finished goods . . . .     191,707        276,120
                        ----------  -------------
                        $  254,585  $     374,320
                        ----------  -------------


                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET  INCOME  PER  SHARE

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income per common share is computed based on net income available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:


                                   THREE  MONTHS  ENDED
                                           MARCH  31,
                                   ------------------

                                       1999        1998
                                 ----------  ----------

  Weighted average shares
      outstanding . . . . . . .   9,687,055   9,131,169

  Effect of dilutive securities   1,182,279   1,083,270
                                 ----------  ----------

  Weighted average shares
  outstanding assuming dilution  10,869,334  10,214,439
                                 ==========  ==========




The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:



                                   THREE  MONTHS  ENDED
                                           MARCH  31,
                                   ------------------

                                        1999     1998
                                     -------  -------

  Antidilutive securities-           156,036  224,986
                                     -------  -------


                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is computed as the total of net income and all other nonowner changes in equity.

Total  Comprehensive  Income  is  as  follows:


                                   THREE  MONTHS  ENDED
                                             MARCH  31,
                                 ----------------------
                                       1999        1998
                                       ----        ----

Net Income. . . . . . . . . . . .  $637,411   $481,051
Cumulative Translation Adjustment    (1,099)   (16,368)
                                   ---------  ---------
Comprehensive Income. . . . . . .  $636,312   $464,683
                                   ---------  ---------





5.     SEGMENT  REPORTING

The Company's continuing operations are classified in two primary business segments: (1) Engineering and Education Product Line (formerly known as the
Technical Calculation Software Product Line) and (2) Data Analysis Software Product Line. Summarized financial information by business segment for continuing operations is as follows:

                                     THREE MONTHS ENDED
                                              MARCH 31,
                                            ---------
                                          1999     1998
                                          ----     ----
                                         (in thousands)


Segment Revenues:
    Engineering and Education Products  $3,704  $3,653
    Data Analysis Software Products. .   2,835   2,049
                                        ------  -------
           Total net revenues. . . . .  $6,539  $5,702
                                        ------  -------

Segment Income (Loss):
    Engineering and Education Products  $  169  $  561
    Data Analysis Software Products. .     468     (80)
                                        ------  -------
           Total net income. . . . . .  $  637  $  481
                                        ------  -------


                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1999 Compared with the Three Months Ended March 31, 1998.

RESULTS  OF  OPERATIONS

Total  net  revenues  increased 14.7% from $5,702,000 for the three months ended
March 31, 1998 to $6,539,000 for the three months ended March 31, 1999. The increase in total net revenues was primarily attributable to an increase in both license and service revenue generated from the Data Analysis Products Division and to a lesser extent an increase in revenue from the Engineering and Education Software Products Division.

Worldwide Data Analysis Products Division license and service revenue increased 38.4% from $2,049,000 in the three months ended March 31, 1998 to $2,835,000 in the three months ended March 31, 1999, and increased as a percentage of total net revenues from 35.9% to 43.4%. The increase in license and service revenue was primarily attributable to an increase in new license sales of S-PLUS 4.5 for Windows/NT released in May 1998 and S-PLUS 5.0 for Unix released in August 1998 as well as an increase in maintenance, training and consulting services.

Worldwide Engineering and Education Software Products Division revenues for the three months ended March 31, 1998 were $3,653,000 and remained relatively flat at $3,703,000 for the three months ended March 31, 1999, and decreased as a percentage of total net revenues from 64.1% to 56.6%. This consistency in revenues is due to increased sales of Mathcad Add-on's, such as Axum 6, which was released in March 1999, offsetting the decline in Mathcad 8 new license revenue due to weaker than anticipated Educational sales as a result of the timing of the Mathcad 8 release in relation to the back-to-school season.

Total international revenues attributable to sales of all Company product lines increased 11.8% from $1,677,000 in the three months ended March 31, 1998 to $1,875,000 in the three months ended March 31, 1999, and decreased as a percentage of total revenues from 29.4% to 28.7%, respectively.

Total cost of revenues increased 19.2% from $1,003,000 in the three months ended March 31, 1998 to $1,195,000 in the three months ended March 31, 1999, and increased slightly as a percentage of total revenues from 17.6% to 18.3%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to an increase in fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Sales and marketing expenses increased 16.3% from $2,421,000 in the three months ended March 31, 1998 to $2,816,000 in the three months ended March 31, 1999, and increased as a percentage of total revenues from 42.5% to 43.1%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures and headcount additions to the sales force.

Research and development expenses decreased slightly from $1,219,000 in the first three months ended March 31, 1998 to $1,188,000 for the three months ended March 31, 1999, and decreased as a percentage of total revenues from 21.4% to 18.2%, respectively.

General and administrative expenses increased 22.2% from $602,000 in the three months ended March 31, 1998 to $735,000 in the three months ended March 31, 1999, and increased as a percentage of total revenues from 10.6% to 11.2%, respectively. The increase in overall general and administrative expenses was due primarily to increased professional fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $5,788,000 at March 31, 1999, increased $81,000 during the three months ended March 31, 1999, from $5,707,000 at December 31, 1998. The positive cash flow resulted primarily from proceeds generated by exercise of stock options and stock purchases under the employee stock purchase plan of $728,000, offset by cash used in operations of $476,000 and payments of capital lease obligations and equipment financing of $142,000.

The Company's financial reserves are represented by cash and cash equivalents of $5,788,000 as of March 31, 1999. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts receivable or $2,000,000 based on certain profitability covenants. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit contains certain restrictive covenants, including requirements to achieve or maintain minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement which expires on April 30, 2000. As of March 31, 1999, the Company is in compliance with the restrictive covenants and, as of March 31, 1999, the Company can borrow up to $2,000,000. There were no amounts outstanding under this line at March 31, 1999.

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

YEAR  2000  READINESS  DISCLOSURE  STATEMENT

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. MathSoft is in the process of evaluating and correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems. Current information about the Company's product compliance is available at the MathSoft Year 2000 Readiness Disclosure section of our website. Finally, MathSoft is in the process of sending out compliance question letters to all its major suppliers and customers.

The Company's Year 2000 compliance efforts consist of the following phases: (1) identification of all software products, information technology systems and non-information technology systems; (2) assessment of repair or replacement requirements; (3) repair or replacement; (4) testing; (5) implementation; and
(6) creation of contingency plans in the event of Year 2000 failures. The Company has completed phase (1) and has substantially completed phase (2). The Company expects to substantially complete phase (3) by June 1999 and phases (4),
(5)  and  (6)  of  its  Year  2000  compliance  efforts  by  September  1999.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR  2000  READINESS  DISCLOSURE  STATEMENT  (CONT.)

To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating any Year 2000 compliance issues. We have reevaluated our preliminary estimates, regarding expected costs to MathSoft for evaluating and correcting Year 2000 issues, and believe they are in the range of $250,000 to $550,000. Most of these costs will be capital in nature, will have an immaterial impact on earnings per share, will be funded through our operating cash flows, and have been contemplated in the development of our 1999 operating plan. Although MathSoft does not anticipate any major non-compliance issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of MathSoft's year 2000 readiness plan. MathSoft currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by third parties with whom it has significant supplier and/or customer relationships. The Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its products and services could have a material adverse effect on the Company's business, results of operation and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regards to the year 2000 and thereafter could require MathSoft to incur significant unanticipated expenses to remedy any problems.

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

RISKS ASSOCIATED WITH NEW PRODUCTS OR SERVICES. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services, some of which could depart from the Company's traditional business model. These investments may adversely affect the Company's quarterly and annual financial results until such time that they begin to return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. No assurances can be given that acquisition candidates will be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 33% and approximately 34% of the Company's total revenues in the fiscal years ended June 30, 1996 and 1997, approximately 30% of the Company's total revenues during the Transition Period, approximately 28% of the Company's total revenues in the fiscal year ended December 31, 1998, and approximately 29% for the three months ended March 31, 1999, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

                         MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated January 11, 1999 reporting results for the three-months ended December 31, 1998.

The Company filed a Current Report on Form 8-K dated April 20, 1999 reporting fiscal first quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  MATHSOFT, INC.



Dated:  May 7, 1999. . . . . . . . . . . . . . . . .  By  /s/ Charles J. Digate
                                                      -------------------------
  Charles J. Digate
  Chairman, President and Chief Executive Officer
  (Principal Executive Officer)




Dated:  May 7, 1999. . . . . . . . . . . . . . . . .  By  /s/ Robert P. Orlando
                                                      -------------------------
  Robert P. Orlando
  Senior Vice President Finance and Administration,
  Chief Financial Officer, Treasurer, and Clerk
  (Principal Financial and Accounting Officer)







                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT  NO.               DESCRIPTION
------------               -----------

27.1     Financial  Data  Schedule.