Form 10-Q
period 1999-06-30
MATHSOFT INC
filed 1999-08-13
CIK 895095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER  0-020992

                                 MATHSOFT, INC.
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                              04-2842217
     (State or other jurisdiction               (I.R.S. Employer Identification
   of incorporation or organization)                       Number)


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

AS OF AUGUST 12, 1999 THERE WERE 9,766,461 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I.    FINANCIAL  INFORMATION:

     Item  1.  Consolidated  Condensed  Financial  Statements


        -  Consolidated  Condensed  Balance  Sheets  as  of
           June  30,  1999  and  December  31,  1998                          3

        -  Consolidated  Condensed  Statements  of Income for the
           Three  and  Six  Months  Ended  June  30, 1999 and 1998            5

        -  Consolidated Condensed Statements of Cash Flows for the
           Six  Months  Ended  June  30,  1999  and  1998                     6

        -  Notes to Consolidated Condensed Financial Statements               8

     Item  2.  Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                            11

     Item  3.  Cautionary  Statements                                         18



PART II.   OTHER  INFORMATION:

     Item  4.  Submission  of  Matters to a Vote of Security Holders          22

     Item  5.  Exhibits  and  Reports  on  Form  8-K                          23


SIGNATURES                                                                    24

EXHIBIT  INDEX                                                                25

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)



                                                          JUNE 30,    DECEMBER 31,
                                                            1999          1998
                                                         -----------  -------------
CURRENT ASSETS:
       Cash and cash equivalents                         $ 6,445,871  $   5,706,657
       Accounts receivable, less reserves of
            approximately $848,000 at June 30, 1999
            and $870,000 at December 31, 1998              4,446,487      4,009,195
       Other receivables                                   1,243,734      1,308,892
       Inventories                                           255,368        374,320
       Prepaid expenses                                      692,569        342,599
                                                         -----------  -------------
                    Total current assets                  13,084,029     11,741,663
                                                         -----------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                     4,986,365      4,765,347
       Property and equipment under capital lease            918,042        918,043
       Furniture and fixtures                              1,078,893      1,036,313
       Leasehold improvements                                624,658        624,658
                                                         -----------  -------------
                                                           7,607,958      7,344,361
       Less - Accumulated depreciation and amortization    6,463,159      6,082,535
                                                         -----------  -------------

                                                           1,144,799      1,261,826

OTHER ASSETS                                                 430,581        488,595
                                                         -----------  -------------

                                                         $14,659,409  $  13,492,084
                                                         ===========  =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                          JUNE 30,      DECEMBER 31,
                                                           1999            1998
                                                       -------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing                    $    512,434   $     482,004
       Accounts payable                                   2,091,475       2,481,154
       Accrued expenses and other current liabilities     1,913,056       2,452,472
       Deferred revenue                                   2,208,175       1,886,533
                                                       -------------  --------------
                    Total current liabilities             6,725,140       7,302,163
                                                       -------------  --------------

Capital Lease Obligations and Equipment Financing,
           Less current portion                             139,410         139,414
                                                       -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                           -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,766,461 shares
            at June 30, 1999 and 9,324,407 shares at
            December 31, 1998                                97,665          93,244
       Additional paid-in capital                        30,432,568      29,706,364
       Accumulated deficit                              (22,641,233)    (23,667,397)
       Cumulative translation adjustment                    (94,141)        (81,704)
                                                       -------------  --------------
                   Total stockholders' equity             7,794,859       6,050,507
                                                       -------------  --------------
                                                       $ 14,659,409   $  13,492,084
                                                       =============  ==============

The  accompanying  notes  are  an  integral  part  of  these consolidated condensed financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                         --------------------------------------  ------------------------------------
                                                1999                1998               1999               1998
                                         ------------------  ------------------  -----------------  -----------------
REVENUES:
       Software licenses                 $        5,110,605  $        4,283,537  $      10,387,402  $       9,203,459
       Services and other                         1,417,960             939,272          2,680,387          1,721,643
                                         ------------------  ------------------  -----------------  -----------------
            Total net revenues                    6,528,565           5,222,809         13,067,789         10,925,102
                                         ------------------  ------------------  -----------------  -----------------

COST OF REVENUES:
       Software licenses                            838,398             599,804          1,643,750          1,305,804
       Services and other                           430,059             341,679            819,500            638,414
                                         ------------------  ------------------  -----------------  -----------------
            Total cost of revenues                1,268,457             941,483          2,463,250          1,944,218
                                         ------------------  ------------------  -----------------  -----------------
            Gross profit                          5,260,108           4,281,326         10,604,539          8,980,884
                                         ------------------  ------------------  -----------------  -----------------

OPERATING EXPENSES:
       Sales and marketing                        2,937,498           2,408,063          5,753,073          4,829,017
       Research and development                   1,177,368           1,135,200          2,364,943          2,354,432
       General and administrative                   768,299             600,577          1,503,678          1,202,428
                                         ------------------  ------------------  -----------------  -----------------
            Total operating expenses              4,883,165           4,143,840          9,621,694          8,385,877
                                         ------------------  ------------------  -----------------  -----------------

            INCOME FROM OPERATIONS                  376,943             137,486            982,845            595,007

Interest Income, net                                 34,301              23,282             75,741             46,812
                                         ------------------  ------------------  -----------------  -----------------

            INCOME BEFORE PROVISION FOR
                INCOME TAXES                        411,244             160,768          1,058,586            641,819

Provision for Income Taxes                           22,340                   -             32,420                  -
                                         ------------------  ------------------  -----------------  -----------------
            NET INCOME                   $          388,904  $          160,768  $       1,026,166  $         641,819
                                         ==================  ==================  =================  =================


BASIC NET INCOME PER SHARE               $             0.04  $             0.02  $            0.11  $            0.07
                                         ==================  ==================  =================  =================

DILUTED NET INCOME PER SHARE             $             0.04  $             0.02  $            0.10  $            0.06
                                         ==================  ==================  =================  =================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                           9,766,175           9,247,593          9,726,615          9,188,244
                                         ==================  ==================  =================  =================

WEIGHTED AVERAGE SHARES OUTSTANDING
  ASSUMING DILUTION                              10,495,170          10,487,987         10,682,252         10,453,352
                                         ==================  ==================  =================  =================


 The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1999         1998
                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                       $1,026,166   $  641,819
  Adjustments to reconcile net income to net
    cash used in operating activities -
     Depreciation and amortization                                    427,138      454,944
     Changes in assets & liabilities-
         Accounts receivables                                        (437,294)    (417,380)
         Other receivables                                             65,156     (406,742)
         Inventories                                                  118,952       26,277
         Prepaid expenses                                            (251,024)    (226,157)
         Accounts payable                                            (389,680)    (159,896)
         Accrued expenses                                            (539,414)    (281,657)
         Deferred revenue                                             321,642       73,677
                                                                   -----------  -----------
             Net cash used in operating activities                    341,642     (295,115)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                (263,597)    (313,288)
  Decrease (Increase) in other assets                                  11,500     (461,367)
                                                                   -----------  -----------
            Net cash used in investing activities                    (252,097)    (774,655)
                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payables                                           (65,036)           0
  Payments on capital lease obligations and equipment financing      (258,737)    (262,509)
  Borrowings on capital lease obligations and equipment financing     255,255      670,658
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                                  730,624      266,062
                                                                   -----------  -----------
            Net cash provided by financing activities                 662,106      674,211

Effect of exchange rate changes on cash and cash equivalents          (12,437)     (34,074)
                                                                   -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             739,214     (429,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,706,657    4,133,541
                                                                   -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $6,445,871   $3,703,908
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

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)



                                            SIX MONTHS ENDED
                                                JUNE 30,
                                            ----------------
                                             1999     1998
                                            -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                    $33,634  $37,896
                                            =======  =======
                Income taxes                $20,000  $ 5,000
                                            =======  =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1999. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1998 have been reclassified to conform to the presentation for the three and six month periods ended June 30, 1999.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                        JUNE 30,   DECEMBER 31,
                          1999         1998
                        ---------  -------------
Materials and supplies  $  60,142  $      98,200
Finished goods . . . .    195,226        276,120
                        ---------  -------------
                        $ 255,368  $     374,320
                        ---------  -------------

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

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                       JUNE  30,             JUNE  30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
Weighted average shares
    outstanding . . . . . . .   9,766,175   9,247,593   9,726,615   9,188,244

Effect of dilutive securities     728,995   1,240,394     955,637   1,265,108
                               ----------  ----------  ----------  ----------

Weighted average shares
outstanding assuming dilution  10,495,170  10,487,987  10,682,252  10,453,352
                               ==========  ==========  ==========  ==========


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                        THREE MONTHS ENDED  SIX MONTHS ENDED
                             JUNE  30,         JUNE  30,
                         ----------------  ----------------
                          1999     1998     1999     1998
                         -------  -------  -------  -------
Antidilutive securities  387,736  180,786  271,886  202,886
                         =======  =======  =======  =======

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is computed as the total of net income and all other nonowner changes in equity. Total Comprehensive Income is as follows:

                         THREE MONTHS ENDED       SIX MONTHS ENDED
                              JUNE  30,               JUNE  30,
                        --------------------  ----------------------
                          1999       1998        1999        1998
                        ---------  ---------  -----------  ---------

Net income . . . . . .  $388,904   $160,768   $1,026,166   $641,819
Cumulative translation
       adjustment. . .   (11,338)   (17,706)     (12,437)   (34,074)
                        ---------  ---------  -----------  ---------

Comprehensive income .  $377,566   $143,062   $1,013,729   $607,745
                        ---------  ---------  -----------  ---------

6.  SEGMENT  REPORTING

The Company's continuing operations are classified in three primary business segments: (1) Engineering and Education Software Products Division (formerly known as the Technical Calculation Software Products Division), (2) Data Analysis Products Division and (3) FreeScholarships.com. Summarized financial information by business segment for continuing operations is as follows:

                                       THREE MONTHS        SIX MONTHS
                                           ENDED              ENDED
                                         JUNE  30,          JUNE  30,
                                     ---------------  ------------------
                                      1999     1998     1999      1998
                                     -------  ------  --------  --------
                                      (in thousands)    (in thousands)
Segment Revenues:
    Engineering and Education
       Software Products Division .  $3,639   $3,076  $ 7,343   $ 6,729
    Data Analysis Products Division   2,890    2,147    5,725     4,196
    FreeScholarships.com. . . . . .       0        0        0         0
                                     -------  ------  --------  --------
           Total net revenues . . .  $6,529   $5,223  $13,068   $10,925
                                     -------  ------  --------  --------

Segment Income (Loss):
    Engineering and Education
       Software Products Division .  $  229   $   98  $   398   $   659
    Data Analysis Products Division     360       63      828       (17)
    FreeScholarships.com. . . . . .    (200)       0     (200)        0
                                     -------  ------  --------  --------
           Total net income . . . .  $  389   $  161  $ 1,026   $   642
                                     -------  ------  --------  --------

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

                         MATHSOFT, INC. AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998.

RESULTS  OF  OPERATIONS

Total net revenues increased 25% from $5,223,000 for the three months ended June 30, 1998 to $6,529,000 for the three months ended June 30, 1999. Of this $1.3 million increase, 57% was attributable to an increase in worldwide Data Analysis Products Division revenue, and the remaining 43% was attributable to an increase in worldwide Engineering and Education Software Products Division revenue.

Worldwide Data Analysis Products Division net revenues increased 34.7% from $2,147,000 in the three months ended June 30, 1998 to $2,890,000 in the three months ended June 30, 1999, and increased as a percentage of total revenues from 41.1% to 44.3%. Service revenues, which include maintenance, training and consulting, increased $474,000, while S-PLUS new license revenues increased $270,000. The increase in both service and license revenues was primarily attributable to the release of S-PLUS 4.5 for Windows/NT in May of 1998 and the release of S-PLUS 5.0 for Unix in August 1998.

Worldwide Engineering and Education Software Products Division net revenues increased 18.3% from $3,076,000 for the three months ended June 30, 1998, to $3,639,000 for the three months ended June 30, 1999. This Division's revenues decreased as a percentage of total net revenues from 58.9% to 55.7%. The increase in net revenue was primarily due to growth in sales of StudyWorks fueled by the release in April 1999 of StudyWorks III, the latest version of that product. Continued strong sales of Axum 6, released in March 1999, also led to the increase in net revenue.

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

Total international net revenues attributable to sales of all Company product lines increased 22% from $1,351,000 in the three months ended June 30, 1998 to $1,649,000 in the three months ended June 30, 1999, and decreased as a percentage of total revenues from 25.8% to 25.2%, respectively.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Total cost of revenues increased 34.7% from $941,000 in the three months ended June 30, 1998, to $1,268,000 in the three months ended June 30, 1999, and increased as a percentage of total revenues from 18% to 19.4%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to an increase in fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and other licensing costs for purchased technology included in the Mathcad and StudyWorks products. In addition, direct materials, as a percentage of revenues, increased as lower margin products, such as StudyWorks, accounted for a greater portion of overall revenues.

Sales and marketing expenses increased 22% from $2,408,000 in the three months ended June 30, 1998 to $2,938,000 in the three months ended June 30, 1999, and decreased as a percentage of total revenues from 46.1% to 44.9%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures, headcount additions to the marketing department and sales force, and recruitment and consulting fees associated with the Company's new Internet venture, FreeScholarships.com, formed in June 1999.

Research and development expenses increased slightly from $1,135,000 in the three months ended June 30, 1998 to $1,177,000 for the three months ended June 30, 1999, and decreased as a percentage of total revenues from 21.7% to 18%, respectively.

General and administrative expenses increased 27.8% from $601,000 in the three months ended June 30,1998 to $768,000 in the three months ended June 30,1999, and increased as a percentage of total revenues from 11.5% to 11.7%, respectively. Approximately $60,000 of the increase was attributable to legal and professional fees associated with the formation of FreeScholarships.com.
The remainder of the increase in general and administrative expenses was due primarily to increased compensation costs, facility related increases, and increases in other miscellaneous expenses.

Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30, 1998.

RESULTS  OF  OPERATIONS

Total net revenues increased 19.6% from $10,925,000 for the six months ended June 30, 1998 to $13,068,000 for the six months ended June 30,1999. Approximately $1.5 million of the increase, or 71.5%, was attributable the Data Analysis Products Division. The remaining 28.5% increase is attributable to the Engineering and Education Software Products Division.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Worldwide Data Analysis Products Division license and service revenue increased 36.5% from $4,196,000 in the six months ended June 30,1998, to $5,725,000 in the six months ended June 30, 1999, and increased as a percentage of total net revenues from 38.4% to 43.8%. Service revenue increased $900,000, while S-PLUS new license revenues increased $631,000. New releases of S-PLUS for Windows/NT in May 1998 and the Unix release in August 1998, along with price increases for licenses and related maintenance, were the primary drivers underlying the growth in both service and license revenues.

Worldwide Engineering and Education Software Products Division revenues increased 9.1% from $6,729,000 for the six months ended June 30,1998 to $7,343,000 for the six months ended June 30,1999, and decreased as a percentage of net revenues from 61.6% to 56.2%. This increase was primarily due to growth in sales of StudyWorks fueled by the release in April 1999 of StudyWorks III, the latest version of that product, and continued strong sales of Axum 6, released in March 1999. This offset the decline in Mathcad 8 upgrade license sales as well as flat sales of new Mathcad licenses.

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

Total international revenues attributable to sales of all Company product lines increased 16.4% from $3,028,000 in the six months ended June 30,1998 to $3,524,000 in the six months ended June 30,1999, and decreased as a percentage of total revenues from 27.7% to 26.9%, respectively.

Total cost of revenues increased 26.7% from $1,944,000 in the six months ended June 30,1998 to $2,463,000 in the six months ended June 30,1999, and increased as a percentage of total revenues from 17.8% to 18.8%, respectively. As was the case for the three month period ended June 30, 1999, the increase in total cost of revenues as a percentage of total revenues was primarily attributable to an increase in fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line, and other licensing costs for purchased technology included in the Mathcad and StudyWorks products. In addition, direct materials, as a percentage of revenue, increased as lower margin products, such a StudyWorks, accounted for a greater portion of overall sales.

Sales and marketing expenses increased 19.1% from $4,829,000 in the six months ended June 30,1998 to $5,753,000 in the six months ended June 30,1999, and decreased slightly as a percentage of total revenues from 44.2% to 44%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force. Recruiting and consulting fees associated with FreeScholarships.com also contributed to higher expenses.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Research and development expenses increased slightly from $2,354,000 in the first six months ended June 30,1998 to $2,365,000 for the six months ended June 30, 1999, and decreased as a percentage of total revenues from 21.5% to 18%, respectively.

General and administrative expenses increased 25.1% from $1,202,000 in the six months ended June 30, 1998 to $1,504,000 in the six months ended June 30, 1999, and increased slightly as a percentage of total revenues from 11% to 11.5%, respectively. The increase in general and administrative expenses was due primarily to increased compensation costs, legal and consulting fees associated with FreeScholarships.com, higher facilities costs, and increases in other miscellaneous expenses.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $6,446,000 at June 30, 1999, increased $739,000 during the six months ended June 30,1999, from $5,707,000 at December 31, 1998. The positive cash flow resulted primarily from proceeds generated by the exercise of stock options and stock purchases under the employee stock purchase plan totaling $731,000 and cash provided by operating activities of $342,000.

In June 1999, the Company made an initial $3.0 million investment in FreeScholarships.com and presently anticipates that it will make a $2.0 million follow-on investment in FreeScholarships.com. FreeScholarships.com is presently a wholly-owned subsidiary of MathSoft (exclusive of employee options to acquire stock of FreeScholarships.com) and management anticipates that FreeScholarships.com will incur losses for the foreseeable future, which losses will be included in the Company's consolidated financial results of operations.

The Company's financial reserves are represented by cash and cash equivalents of $6,446,000 as of June 30, 1999. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts receivable, or $2,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit contains certain restrictive covenants, including requirements to achieve or maintain minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, which expires on April 30, 2000. As of June 30,1999, the Company is in compliance with the restrictive covenants and, as of June 30, 1999, the Company can borrow up to $2,000,000. There were no amounts outstanding under this line at June 30, 1999.

The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements". Other future events that have the effect of reducing the Company's available cash balances, such as the anticipated losses of FreeScholarships.com, unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services may cause a material difference. The Company may be presented from time to time with acquisition opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

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

The  Company's  Year  2000  compliance  efforts consist of the following phases:

     (1) Identification of all software products, information technology systems and non-information technology systems. The Company has completed this phase. Inventories have been developed marking compliant and, if applicable, non-compliant items.
     (2) Assessment of repair or replacement requirements. The Company has substantially completed this phase and incorporated any costs into the 1999 operating plan.
     (3) Repair and/or replacement. The Company has begun this phase and expects completion by September 1999.
     (4) Testing. This phase is in continuous operation and should be substantially complete by September 1999.
     (5) Implementation. This phase is on an as-needed basis, and should be substantially completed by September 1999.
     (6) Creation of contingency plans in the event of Year 2000 failures. The Company has not developed a year 2000-specific contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year  2000  Readiness  Disclosure  Statement  (continued)

To date, the Company has not incurred more than $100,000 of expenditures in connection with identifying, evaluating or remediating any Year 2000 compliance issues. We have reevaluated our preliminary estimates, regarding expected costs to MathSoft for evaluating and correcting Year 2000 issues, and believe they are in the range of $250,000 to $550,000. Most of these costs will be capital in nature, will have an immaterial impact on earnings per share, will be funded through our operating cash flows, and have been contemplated in the development of our 1999 operating plan. Although MathSoft does not anticipate any major non-compliance issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of MathSoft's year 2000 readiness plan. MathSoft currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by third parties with whom it has significant supplier and/or customer relationships. Compliance questionnaires and letters have been sent to all significant third parties. The Company has received responses from more than 70% of suppliers. Most of those responding certified that their products are Year 2000 compliant. The Company has remitted follow up letters to third parties that have not responded to primary efforts. Third parties that could not certify that their products are Year 2000 compliant provided additional documentation. These materials have been reviewed by MathSoft's Year 2000 compliance committee. Thus far, MathSoft's Year 2000 compliance committee does not believe that any critical functions of the Company will be affected by the non-compliance of third parties.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

RISKS ASSOCIATED WITH FREESCHOLARSHIPS.COM AND OTHER NEW PRODUCTS OR SERVICES. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services, some of which could depart from the Company's traditional business model. These investments may adversely affect the Company's quarterly and annual financial results until such time that they begin to return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results. In June 1999, the Company formed FreeScholarships.com, a new Internet venture whose business model departs from the Company's traditional model of licensing software products. Management anticipates that FreeScholarships.com will incur substantial losses for the forseeable future. There can be no assurance that FreeScholarships.com will become profitable or that the Company will have the necessary resources to finance FreeScholarships.com's operations in the future.

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

RISKS ASSOCIATED WITH DIVESTITURES. The Company's product offerings presently may be divided between two principal product families - those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets, and those related to its S-PLUS offerings, marketed primarily to professionals needing statistical analysis tools.
                                                        -

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales and outside sales force and internationally through third party resellers and distributors and its own sales force. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales and direct mail and electronic methods. Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 33% and approximately 34% of the Company's total revenues in the fiscal years ended June 30, 1996 and 1997, approximately 30% of the Company's total revenues during the Transition Period, approximately 28% of the Company's total revenues in the fiscal year ended December 31, 1998, and approximately 27% for the six months ended June 30, 1999, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. (i) Maple V, a software product licensed as a part of Mathcad, (ii) certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and (iii) the S programming language, the language on which all of the StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

YEAR 2000 ISSUES. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. Compliance questionnaires and letters have been sent to all significant third parties. Compliance questionnaires and letters have been sent to all significant third parties. The Company has received responses from more than 70% of suppliers. The Company has remitted follow up letters to third parties that have not responded to primary efforts. Most of those responding certified that their products are Year 2000 compliant. Third parties that could not certify that their products are Year 2000 compliant provided additional documentation. These materials have been reviewed by MathSoft's Year 2000 committee. Thus far, no material issues have been discovered that may inhibit MathSoft's business operations. However, there is no assurance that such companies will not suffer a Year 2000 business disruption, which could harm MathSoft's business and financial condition.

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

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of stockholders on May 21, 1999. At the meeting, the Stockholders of the Company voted to:

     (i) elect David D. Martin to the Board of Directors as a Class III Director to serve for a three-year term (until the Annual Meeting of the Stockholders in 2002) (8,379,013 shares in favor; 285,451 shares against; 0 shares abstaining; and 0 shares unvoted);
     (ii) amend the Amended and Restated 1992 Stock Plan to increase the number of shares of Common Stock available for issuance under the plan from 3,150,000 shares to 3,900,000 shares (2,911,743 shares in favor; 805,714 shares against; 50,120 shares abstaining; and 4,896,887 shares remaining unvoted);
     (iii)   amend  the  Employee  Stock  Purchase  Plan  to increase the number of  shares  available  for  issuance  under  the plan  from 200,000 shares to 450,000 shares (3,439,763 shares in favor; 278,244 shares against; 49,570 shares abstaining; and 4,896,887 shares unvoted);
     (iv) amend the 1992 Non-Employee Director Stock Option Plan to (A) increase the annual stock option grant for one year service from 5,000 shares to 10,000 shares, (B) modify the vesting schedule so that stock options granted under the plan shall be exercisable from the date of grant and (C) increase the number of shares available for issuance under the plan from 160,000 shares to 400,000 shares (2,956,921 shares in favor; 752,811 shares against; 57,845 shares abstaining; and 4,896,887 shares unvoted); and
     (v) ratify the selection of Arthur Anderson LLP as auditors for the fiscal year ending December 31, 1999 (8,568,857 shares in favor; 38,242 shares against; 57,365 shares abstaining; and 0 shares unvoted).

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

               The Company filed a Current Report on Form 8-K dated June 11, 1999 reporting the formation of a new subsidiary, FreeScholarships.com, an Internet venture.

               The Company filed a Current Report on Form 8-K dated July 19, 1999 reporting fiscal second quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MATHSOFT,  INC.



Dated:  August  12,  1999      By  /s/  Charles  J.  Digate
                               ----------------------------
                               Charles  J.  Digate
                               Chairman, President and Chief Executive Officer
                               (Principal  Executive  Officer)




Dated:  August  12,  1999      By  /s/  Robert  P.  Orlando
                               ----------------------------
                               Robert  P.  Orlando
                               Senior Vice President Finance and Administration,
                               Chief Financial  Officer, Treasurer, and  Clerk
                               (Principal  Financial  and  Accounting  Officer)

                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
----------      -----------

27.1            Financial  Data  Schedule.