Form 10-Q
period 1999-09-30
MATHSOFT INC
filed 1999-11-12
CIK 895095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER  0-020992

                                 MATHSOFT, INC.
                (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                              04-2842217
     (State  or  other  jurisdiction         (IRS  Employer Identification
     of incorporation or organization)                    Number)

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

                             YES   X              NO
                                  ---

AS OF NOVEMBER 12, 1999 THERE WERE 9,799,915 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----
PART I.    FINANCIAL INFORMATION:

  Item 1. Consolidated Condensed Financial Statements

        - Consolidated Condensed Balance Sheets as of
          September 30, 1999 and December 31, 1998 . . . . . . . . . .   3

        - Consolidated Condensed Statements of Income for the
          Three and Nine Months Ended September 30, 1999 and 1998. . .   5

        - Consolidated Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998. . . . . . . .   6

        - Notes to Consolidated Condensed Financial Statements . . . .   8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .  11


PART II.   OTHER INFORMATION:


  Item 5. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART  II.  FINANCIAL  INFORMATION
ITEM  1.   FINANCIAL  STATEMENTS

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                              SEPT 30,    DECEMBER 31,
                                                                1999          1998
                                                             -----------  -------------
CURRENT ASSETS:
       Cash and cash equivalents. . . . . . . . . . . . . .  $ 6,489,491  $   5,706,657
       Accounts receivable, less reserves of
            approximately $1,070,000 at  September 30, 1999
            and $870,000 at December 31, 1998 . . . . . . .    4,937,512      4,009,195
       Other receivables. . . . . . . . . . . . . . . . . .    1,396,928      1,308,892
       Inventories. . . . . . . . . . . . . . . . . . . . .      170,846        374,320
       Prepaid expenses . . . . . . . . . . . . . . . . . .      731,067        342,599
                                                             -----------  -------------
                    Total current assets. . . . . . . . . .   13,725,844     11,741,663
                                                             -----------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software. . . . . . . . . . .    5,151,063      4,765,347
       Property and equipment under capital lease . . . . .      918,043        918,043
       Furniture and fixtures . . . . . . . . . . . . . . .    1,088,011      1,036,313
       Leasehold improvements . . . . . . . . . . . . . . .      626,534        624,658
                                                             -----------  -------------
                                                               7,783,651      7,344,361
       Less - Accumulated depreciation and amortization . .    6,673,334      6,082,535
                                                             -----------  -------------
                                                               1,110,317      1,261,826

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .      440,532        488,595
                                                             -----------  -------------

                                                             $15,276,693  $  13,492,084
                                                             ===========  =============

The  accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             SEPT 30,      DECEMBER 31,
                                                               1999            1998
                                                           -------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing . . . . . . . . . . .  $    434,156   $     482,004
       Accounts payable . . . . . . . . . . . . . . . . .     2,019,012       2,481,154
       Accrued expenses and other current liabilities . .     2,155,827       2,452,472
       Deferred revenue . . . . . . . . . . . . . . . . .     2,461,375       1,886,533
                                                           -------------  --------------
                    Total current liabilities . . . . . .     7,070,370       7,302,163
                                                           -------------  --------------

Capital Lease Obligations and Equipment Financing,
           Less current portion . . . . . . . . . . . . .        78,219         139,414
                                                           -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none . . . . . . . . .             -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 9,799,115 shares
            at September 30, 1999 and 9,324,407 shares at
            December 31, 1998 . . . . . . . . . . . . . .        97,991          93,244
       Additional paid-in capital . . . . . . . . . . . .    30,510,118      29,706,364
       Accumulated deficit. . . . . . . . . . . . . . . .   (22,400,050)    (23,667,397)
       Cumulative translation adjustment. . . . . . . . .       (79,955)        (81,704)
                                                           -------------  --------------
                   Total stockholders' equity . . . . . .     8,128,104       6,050,507
                                                           -------------  --------------
                                                           $ 15,276,693   $  13,492,084
                                                           =============  ==============

The  accompanying  notes are an integral part of these consolidated condensed financial statements.

                                      MATHSOFT, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                (UNAUDITED)


                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                       --------------------------  ---------------------------
                                                            1999          1998          1999          1998
                                                       --------------  ----------  --------------  -----------
REVENUES:
       Software licenses. . . . . . . . . . . . . . .  $    5,454,422  $5,287,939  $   15,841,823  $14,491,398
       Services and other . . . . . . . . . . . . . .       1,530,423     941,206       4,210,810    2,662,849
                                                       --------------  ----------  --------------  -----------
            Total net revenues. . . . . . . . . . . .       6,984,845   6,229,145      20,052,633   17,154,247
                                                       --------------  ----------  --------------  -----------

COST OF REVENUES:
       Software licenses. . . . . . . . . . . . . . .         942,950     754,665       2,586,700    2,060,469
       Services and other . . . . . . . . . . . . . .         459,873     311,240       1,279,373      949,654
                                                       --------------  ----------  --------------  -----------
            Total cost of revenues. . . . . . . . . .       1,402,823   1,065,905       3,866,073    3,010,123
                                                       --------------  ----------  --------------  -----------
            Gross profit. . . . . . . . . . . . . . .       5,582,022   5,163,240      16,186,560   14,144,124
                                                       --------------  ----------  --------------  -----------

OPERATING EXPENSES:
       Sales and marketing. . . . . . . . . . . . . .       3,206,451   2,624,591       8,959,524    7,453,609
       Research and development . . . . . . . . . . .       1,361,311   1,240,101       3,726,254    3,594,533
       General and administrative . . . . . . . . . .         780,633     733,734       2,284,311    1,936,162
                                                       --------------  ----------  --------------  -----------
            Total operating expenses. . . . . . . . .       5,348,395   4,598,426      14,970,089   12,984,304
                                                       --------------  ----------  --------------  -----------

            INCOME FROM OPERATIONS. . . . . . . . . .         233,627     564,814       1,216,471    1,159,820

Interest Income, net. . . . . . . . . . . . . . . . .          35,714      15,014         111,455       61,827

            INCOME BEFORE PROVISION FOR
                INCOME TAXES. . . . . . . . . . . . .         269,341     579,828       1,327,926    1,221,647

Provision for Income Taxes. . . . . . . . . . . . . .          28,157       9,589          60,577        9,590
                                                       --------------  ----------  --------------  -----------
            NET INCOME. . . . . . . . . . . . . . . .  $      241,184  $  570,239  $    1,267,349  $ 1,212,057
                                                       ==============  ==========  ==============  ===========


BASIC NET INCOME PER SHARE. . . . . . . . . . . . . .  $         0.02  $     0.06  $         0.13  $      0.13
                                                       ==============  ==========  ==============  ===========

DILUTED NET INCOME PER SHARE. . . . . . . . . . . . .  $         0.02  $     0.06  $         0.12  $      0.12
                                                       ==============  ==========  ==============  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . .       9,776,138   9,281,958       9,743,123    9,219,825
                                                       ==============  ==========  ==============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION      10,129,377   9,938,991      10,497,960    9,893,607
                                                       ==============  ==========  ==============  ===========

The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                      1999          1998
                                                                   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,267,349   $ 1,212,057
  Adjustments to reconcile net income to net
    cash provided by operating activities -
     Depreciation and amortization. . . . . . . . . . . . . . . .     761,894       781,975
     Changes in assets & liabilities-
         Accounts receivables . . . . . . . . . . . . . . . . . .    (928,317)     (792,627)
         Other receivables. . . . . . . . . . . . . . . . . . . .     (88,038)     (387,142)
         Inventories. . . . . . . . . . . . . . . . . . . . . . .     203,474        43,500
         Prepaid expenses . . . . . . . . . . . . . . . . . . . .    (245,753)     (175,391)
         Accounts payable . . . . . . . . . . . . . . . . . . . .    (462,143)     (151,876)
         Accrued expenses . . . . . . . . . . . . . . . . . . . .    (296,644)      (67,245)
         Deferred revenue . . . . . . . . . . . . . . . . . . . .     574,843       387,482
                                                                   -----------  ------------
             Net cash used in operating activities. . . . . . . .     786,665       850,733

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment . . . . . . . . . . . . . .    (439,291)     (506,849)
  Increase in other assets. . . . . . . . . . . . . . . . . . . .    (123,031)     (503,606)
                                                                   -----------  ------------
            Net cash provided by investing activities . . . . . .    (562,322)   (1,010,455)
                                                                   -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payables . . . . . . . . . . . . . . . . . . .     (92,644)            -
  Payments on capital lease obligations and equipment financing .    (414,370)     (444,564)
  Borrowings on capital lease obligations and equipment financing     255,255       852,710
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan. . . . . . . . . . . . . . .     808,501       339,821
                                                                   -----------  ------------
            Net cash provided by financing activities . . . . . .     556,742       747,967

Effect of exchange rate changes on cash and cash equivalents. . .       1,749       (52,477)
                                                                   -----------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .     782,834       535,768

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . .   5,706,657     4,133,541
                                                                   -----------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . .  $6,489,491   $ 4,669,309
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

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                            ----------------
                                             1999     1998
                                            -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest . . . . . . . . .  $49,772  $60,409
                                            =======  =======
                Income taxes . . . . . . .  $20,000  $16,368
                                            =======  =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 1999. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1998 have been reclassified to conform to the presentation for the three and nine-month periods ended September 30, 1999.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                        SEPTEMBER 30,  DECEMBER 31,
                            1999           1998
                        -------------  ------------
Materials and supplies  $      39,211  $     98,200
Finished goods . . . .        131,635       276,120
                        -------------  ------------
                        $     170,846  $    374,320
                        -------------  ------------

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

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER  30,          SEPTEMBER  30,
                               ---------------------  ---------------------
                                  1999       1998        1999       1998
                               ----------  ---------  ----------  ---------
Weighted average shares
    outstanding . . . . . . .   9,776,138  9,281,958   9,743,123  9,219,825

Effect of dilutive securities     353,239    657,033     754,837    673,782
                               ----------  ---------  ----------  ---------

Weighted average shares
outstanding assuming
dilution. . . . . . . . . . .  10,129,377  9,938,991  10,497,960  9,893,607
                               ==========  =========  ==========  =========

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                         THREE MONTHS ENDED  NINE MONTHS ENDED
                            SEPTEMBER 30,      SEPTEMBER 30,
                         ------------------  ----------------
                           1999      1998     1999     1998
                         ---------  -------  -------  -------
Antidilutive securities  1,074,761  512,486  539,511  306,086
                         =========  =======  =======  =======

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is computed as the total of net income and all other nonowner changes in equity. Total Comprehensive Income is as follows:

                        THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEPTEMBER  30,         SEPTEMBER  30,
                        -------------------  -----------------------
                          1999      1998        1999        1998
                        --------  ---------  ----------  -----------
Net income . . . . . .  $241,184  $570,239   $1,267,349  $1,212,057
Cumulative translation
       adjustment. . .    14,187   (18,403)       1,750     (52,477)
                        --------  ---------  ----------  -----------
Comprehensive income .  $255,371  $551,836   $1,269,099  $1,159,580
                        --------  ---------  ----------  -----------

6.     SEGMENT  REPORTING

The Company's continuing operations are classified in three primary business segments: (1) Engineering and Education Products Division, (2) Data Analysis Products Division and (3) FreeScholarships.com. Summarized financial information by business segment for continuing operations is as follows:

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                      ----------------  ------------------
                                       1999     1998      1999      1998
                                      -------  -------  --------  --------
                                       (in thousands)      (in thousands)
Segment Net Revenues:
    Engineering and Education
      Products Division. . . . . . .  $3,783   $4,051   $11,126   $10,780
    Data Analysis Products Division.   3,202    2,178     8,927     6,374
    FreeScholarships.com . . . . . .       -        -         -         -
                                      -------  -------  --------  --------
           Total net revenues. . . .  $6,985   $6,229   $20,053   $17,154
                                      -------  -------  --------  --------

Segment Income (Loss):
    Engineering and Education
      Products Division. . . . . . .  $  205   $  712   $   602   $ 1,372
    Data Analysis Products Division.     509     (142)    1,338      (160)
    FreeScholarships.com . . . . . .    (473)       -      (673)        -
                                      -------  -------  --------  --------
           Total net income. . . . .  $  241   $  570   $ 1,267   $ 1,212
                                      -------  -------  --------  --------

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

                         MATHSOFT, INC. AND SUBSIDIARIES

ITEM  2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998.

RESULTS  OF  OPERATIONS

Total net revenues increased 12.0%, from $6,229,000 for the three months ended September 30, 1998 to $6,985,000 for the three months ended September 30, 1999. Of this $756,000 increase, $1,024,000 was attributable to an increase in worldwide Data Analysis Products Division revenue, and a decrease in revenue of $268,000 was attributable to worldwide Engineering and Education Products Division

Worldwide Data Analysis Products Division net revenues increased 47.0%, from $2,178,000 in the three months ended September 30, 1998 to $3,202,000 in the three months September 30, 1999, and increased as a percentage of total revenues from 35.0% to 46.0%, respectively. Service revenues, which include maintenance, training and consulting, increased $532,000, while S-PLUS new license revenues increased $493,000. The increase in both service and license revenues was primarily attributable to the June 1999 release of S-PLUS 2000, as well as to the product line's stability, quality, maturing sales, and marketing model.

Worldwide Engineering and Education Products Division net revenues decreased 6.6%, from $4,051,000 for the three months ended September 30, 1998 to $3,783,000 for the three months ended September 30, 1999, and decreased as a percentage of total net revenues from 65.0% to 54.2%, respectively. The decrease in revenues was primarily due to a decrease in upgrades as the Company changed its method of distribution, from an indirect model to a direct model.

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

Total international net revenues attributable to sales of all Company product lines increased 14.3%, from $1,542,000 in the three months ended September 30, 1998 to $1,763,000 in the three months ended September 30, 1999, and increased as a percentage of total revenues from 24.8% to 25.2%, respectively.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Total cost of revenues increased 31.6%, from $1,066,000 in the three months ended September 30, 1998 to $1,403,000 in the three months ended September 30, 1999, and increased as a percentage of total revenues from 17.1% to 20.1%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a shift toward lower margin products. The S-PLUS product line, which generates lower margins due to its service component, increased from 35.0% of total worldwide revenue in the three months ended September 30, 1998 to 46.0% in the three months ended September 30, 1999. In addition, StudyWorks, which is a lower price point product, increased as a percentage of worldwide Mathcad sales from 11.0% in the three months ended September 30, 1998 to 16.0% in the three months ended September 30, 1999.

Sales and marketing expenses increased 22.1%, from $2,625,000 in the three months ended September 30, 1998 to $3,206,000 in the three months ended September 30, 1999, and increased as a percentage of total revenues from 42.1% to 45.9%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force. Recruiting and consulting fees associated with the Company's new Internet venture, FreeScholarships.com, which was formed in June 1999, accounted for $240,000 of the increased expenses.

Research and development expenses increased 9.8%, from $1,240,000 in the three months ended September 30, 1998 to $1,361,000 for the three months ended September 30, 1999, and decreased slightly from 19.9% to 19.5% of total revenues, respectively.

General and administrative expenses increased 6.4%, from $734,000 in the three months ended September 30,1998 to $781,000 in the three months ended September 30,1999, and increased as a percentage of total revenues from 11.8% to 11.2%, respectively. The increase is primarily attributable to legal and professional fees associated with the formation of FreeScholarships.com.

Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998.

RESULTS  OF  OPERATIONS

Total net revenues increased 16.9%, from $17,154,000 for the nine months ended September 30, 1998 to $20,053,000 for the nine months ended September 30,1999. Approximately $2.5 million of the increase, or 88.1%, is attributable the Data Analysis Products Division. The remaining 11.9% increase is attributable to the Engineering and Education Products Division.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Worldwide Data Analysis Products Division license and service revenue increased 40.1%, from $6,374,000 in the nine months ended September 30,1998 to $8,927,000 in the nine months ended September 30, 1999, and increased as a percentage of total net revenues from 37.2% to 44.5%, respectively. Service revenue increased $1,429,000, while S-PLUS new license revenues increased $1,127,000. Increased focus on pursuing consulting opportunities, the release of S-PLUS 2000 in June 1999, and price increases for both licenses and related maintenance were the primary drivers underlying the growth in both service and license revenues. In addition, the product line's stability and quality as well as a maturing sales and marketing model also contributed to the increase in sales.

Worldwide Engineering and Education Products Division revenues increased 3.2%, from $10,780,000 for the nine months ended September 30,1998 to $11,126,000 for the nine months ended September 30,1999, and decreased as a percentage of net revenues from 62.9% to 55.5%, respectively. The increase in revenue was primarily due to growth in sales of StudyWorks, fueled by the release in April 1999 of StudyWorks III, the latest version of that product, and continued strong sales of Axum 6, released in March 1999. These increases offset the decline of 42.0% in Mathcad upgrade license sales as well as flat sales of new Mathcad licenses.

The Company's third business unit, FreeScholarships.com, was formed in June 1999 and remains a development stage subsidiary with no revenues during the period.

Total international revenues attributable to sales of all Company product lines increased 15.7%, from $4,570,000 in the nine months ended September 30,1998 to $5,286,000 in the nine months ended September 30,1999, and decreased as a percentage of total revenues from 26.6% to 26.4%, respectively.

Total cost of revenues increased 28.4%, from $3,010,000 in the nine months ended September 30,1998 to $3,866,000 in the nine months ended September 30,1999, and increased as a percentage of total revenues from 17.5% to 19.3%, respectively. As was the case for the three-month period ended September 30, 1999, the increase in total cost of revenues as a percentage of total revenues was primarily attributable to a product shift toward lower margin products. The S-PLUS product line, which generates lower margins due to its service component, increased from 37.0% of worldwide net revenue in the nine months ended September 30 1998 to 44.0% in of worldwide net revenue in the nine months ended September 30 1999. In addition, StudyWorks, which is a lower price point product, increased as a percentage of Mathcad sales from 10.0% in 1998 to 16.0% in 1999.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS  (CONTINUED)

Sales and marketing expenses increased 20.2%, from $7,454,000 in the nine months ended September 30,1998 to $8,960,000 in the nine months ended September 30,1999, and decreased slightly as a percentage of total revenues from 43.5% to 44.7%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force. Recruiting and consulting fees associated with FreeScholarships.com accounted for $384,000 of the increase in expenses.

Research and development expenses increased 3.7%, from $3,595,000 in the first nine months ended September 30,1998 to $3,727,000 for the nine months ended September 30, 1999, and decreased as a percentage of total revenues from 21.0% to 18.6%, respectively. FreeScholarships.com accounted for $199,000 of the growth in expenses.

General and administrative expenses increased 18.0%, from $1,936,000 in the nine months ended September 30, 1998 to $2,284,000 in the nine months ended September 30, 1999, and increased slightly as a percentage of total revenues from 11.3% to 11.4%, respectively. The increase in general and administrative expenses was due primarily to increased compensation costs, legal and consulting fees. FreeScholarships.com incurred $118,000 of general and administrative expenses since the formation of this subsidiary in June 1999.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $6,489,000 at September 30, 1999, increased $782,000 during the nine months ended September 30,1999 from $5,707,000 at December 31, 1998. The positive cash flow resulted primarily from proceeds generated by financing activities such as the exercise of stock options and stock purchases under the employee stock purchase plan totaling, $557,000, and cash provided by operating activities of $787,000. The cash increase was offset by investment activities totaling $562,000.

In June 1999, the Company made an initial $3.0 million investment in FreeScholarships.com and presently anticipates that it will make a $2.0 million follow-on investment in FreeScholarships.com. FreeScholarships.com is presently a whollyowned subsidiary of MathSoft (exclusive of employee options to acquire stock of FreeScholarships.com) and management anticipates that FreeScholarships.com will incur losses for the foreseeable future. These losses will be included in the Company's consolidated financial results of operations.

The Company's financial reserves are represented by cash and cash equivalents of $6,489,000 as of September 30, 1999. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80.0% of eligible domestic accounts receivable, or $2,000,000. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit contains certain restrictive covenants, including requirements to achieve or maintain minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement, which expires on April 30, 2000. As of September 30,1999, the Company is in compliance with the restrictive covenants and, as of September 30, 1999, the Company can borrow up to $2,000,000. There were no amounts outstanding under this line at September 30, 1999.

The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such differences include, but are not limited to, those discussed in "Cautionary Statements". Other future events that have the effect of reducing the Company's available cash balances, such as the anticipated losses of FreeScholarships.com, unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services, may cause a material difference. The Company may be presented from time to time with acquisition opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

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

The Company's Year 2000 compliance efforts consist of the following six phases and are applicable to the Company's software products, key third party customers and suppliers, information technology systems and non-information technology systems:

1.     Identification

       - A Y2K Compliance Committee was formed of a cross-section of employees in the Company. Inventory was taken of the Company's software products, key third party customers and suppliers, information technology systems and non-information technology systems.

       -  This  phase  is  complete.

2.     Assessment  of  repair  or  replacement  requirements

       - Evaluation forms were created for each product sold by the company. Every offered product was tested to ensure date code fields are able to accept four digit fields.

       - Compliance questionnaires and letters have been sent to all significant third party customers and suppliers.

       - Assessment of information technology systems and non-information technology systems led to discovery of non-compliant items. Where necessary, upgrades, new equipment, and new software were proposed and budgeted for.

       -  This  phase  is  complete.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR  2000  READINESS  DISCLOSURE  STATEMENT  (CONTINUED)

3.     Repair  and/or  replacement

       - Prior versions of our products that have been deemed non-compliant have an upgrade version available to customers to enable compliance. Current versions of product have been upgraded and are compliant.

       - The Company has received responses from more than 90% of key third party customers and suppliers. Attempts to contact those who have not replied are being made. Any significant third party customers and suppliers who have not responded to verification efforts will be replaced, however 100% participation is expected. No significant third party customers and suppliers have indicated non-compliance.

       - The Company is currently upgrading and replacing systems that are not in compliance. Systems essential to business operations have been repaired and/or replaced. Only non-essential systems remain, and these will be upgraded by the end of November.

       -  This phase is virtually complete, and will be complete by November 31.

4.     Testing

       - Upgrade releases of product undergo Year 2000 compliance testing during the development phase.

       - The Company has not encountered any significant third party customers and suppliers that have indicated non-compliance.

       - Testing of information technology systems and non-information technology systems is performed on an ongoing basis as systems are replaced and/or upgraded. All replacements and upgrades have been successful.

       -  This phase is virtually complete, and will be complete by November 31.

5.     Implementation

       - Upgrade versions of any non-compliant products are available for customers.

       - The Company has not encountered any significant third party customers and suppliers that have indicated non-compliance. Efforts to contact significant third party customers and suppliers that have not responded to inquiries continue.

       - The Company's offices are currently operating with replaced product. Operations have not suffered disruption.

       -  This phase is virtually complete, and will be complete by December 12.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR  2000  READINESS  DISCLOSURE  STATEMENT  (CONTINUED)

6.     Creation  of  contingency  plans  in  the  event  of  Year 2000 failures.

       - The Company has not developed a Year 2000-specific contingency planbecause all phases of compliance efforts are virtually complete. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

Compliance of the Company's software is in part contingent upon the compliance of the underlying operating system of the computer on which our products run and any other software used with or in the computer on which our products run. Despite testing by us and by key customers and suppliers, and assurances received from key customers and suppliers, our products, IT systems, and non-IT systems may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition.

To date, the Company has not incurred more than $250,000 of expenditures in connection with identifying, evaluating or remediating any Year 2000 compliance issues. We have reevaluated our preliminary estimates, regarding expected costs to MathSoft for evaluating and correcting Year 2000 issues, and believe they are in the range of $300,000 to $350,000. Most of these costs will be capital in nature, will have an immaterial impact on earnings per share, will be funded through our operating cash flows, and have been contemplated in the development of our 1999 operating plan. Although MathSoft does not anticipate any major non-compliance issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of MathSoft's Year 2000 readiness plan. MathSoft currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by third parties with which it has significant supplier and/or customer relationships. Compliance questionnaires and letters have been sent to all significant third parties. The Company has received responses from more than 90% of suppliers. Those responding certified that their products are Year 2000 compliant. The Company has remitted follow up letters to third parties that have not responded to primary efforts. MathSoft's Year 2000 compliance committee has reviewed these materials. Thus far, MathSoft's Year 2000 compliance committee does not believe that any critical functions of the Company will be materially affected by the non-compliance of third parties.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts. Substantially all of its product revenues in each quarter result from software licenses issued in that quarter, making the Company's ability to accurately forecast future revenues and income for any period necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

RISKS ASSOCIATED WITH FREESCHOLARSHIPS.COM AND OTHER NEW PRODUCTS OR SERVICES. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services, some of which could depart from the Company's traditional business model. These investments may adversely affect the Company's quarterly and annual financial results until such time that they return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results. In June 1999, the Company formed FreeScholarships.com, a new Internet venture whose business model departs from the Company's traditional model of licensing software products. Management anticipates that FreeScholarships.com will incur substantial losses for the forseeable future. There can be no assurance that FreeScholarships.com will become profitable or that the Company will have the necessary resources to finance FreeScholarships.com's operations in the future.

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

RISKS ASSOCIATED WITH DIVESTITURES. The Company's product offerings presently may be divided between two principal product families - those related to its Engineering and Education Products Division addressing the calculation needs of the technical, professional and education markets, and those related to its Data Analysis Products Division offerings, marketed primarily to professionals needing statistical analysis tools.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 28.0% of the Company's total revenues in the fiscal year ended December 31, 1998, and approximately 26.0% for the nine months ended September 30, 1999, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. (i) Maple V, a software product licensed as a part of Mathcad, (ii) certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and (iii) the S programming language, the language on which all of the Data Analysis Products Division products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The technical calculation software market is subject to rapid and substantial technological change, similar to that affecting the software industry. The Company, to remain successful, must be responsive to new developments in hardware and chip technology, operating systems, programming technology, Internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by retailers and consumers due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS



YEAR 2000 ISSUES. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Compliance of the Company's software is in part contingent upon the compliance of the underlying operating system of the computer on which our products run and any other software used with or in the computer on which our products run. Despite testing by and assurances received from key customers and suppliers, our products; IT systems, and non-IT systems may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study has been performed to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. The company is currently in the testing and implementation phases. Thus far, no material issues have been discovered that may inhibit MathSoft's business operations. However, there is no assurance that such companies will not suffer a Year 2000 business disruption, which could harm MathSoft's business and financial condition.

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

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

          The Company filed a Current Report on Form 8-K dated October 18, 1999 reporting fiscal second quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MATHSOFT, INC.



Dated: November 12, 1999                     By: /s/ Charles J. Digate
                                                 -------------------------
                                                 Charles J. Digate
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Dated: November 12, 1999                     By:  /s/ Robert P. Orlando
                                                 -------------------------
                                                 Robert P. Orlando
                                                 Senior Vice President Finance
                                                 and Administration, Chief
                                                 Financial Officer, Treasurer,
                                                 and Clerk
                                                 (Principal Financial and
                                                 Accounting Officer)

                        MATHSOFT, INC.  AND SUBSIDIARIES

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -----------

27.1         Financial  Data  Schedule.