Form 10-K
period 1999-12-31
MATHSOFT INC
filed 2000-03-30
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ____________

                                    FORM 10-K



X      ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--     ACT OF 1934

For  the  fiscal  year  ended  December  31,  1999

                         Commission file number 0-020992

                                    MATHSOFT, INC.
                                    --------------
             (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                                      04-2842217
       -------------------------------                         -----------------
       (State  or  other  jurisdiction                         (I.R.S.  employer
     of  incorporation  or  organization)                       identification)

     101  MAIN  STREET,  CAMBRIDGE,  MASSACHUSETTS                   02142
     ---------------------------------------------                -----------
     (Address  of  principal  executive  offices)                 (Zip  code)


Registrant's  telephone  number,  including  area  code  (617)  577-1017

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:


                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                     ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $52,059,025 as of March 23, 2000 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 23, 2000 was 10,167,678.

     Documents  incorporated  by  reference  in  Part  III  of  this 10-K: Proxy
Statement  for  Registrant's  2000  Annual  Meeting  of  Shareholders.

                                     PART I
ITEM  1.  BUSINESS.
                                     General

MathSoft, Inc. ("MathSoft" or the "Company") develops, markets and supports software productivity tools and services for the technical calculation and data analysis markets comprised of technical professionals, researchers, students and educators. In addition, the Company through its recently incorporated wholly-owned subsidiary FreeScholarships.com, provides information and assistance to a broad market of parents and students concerned about funding the costs of education.

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

In 1992, the Company expanded its technical calculation software product line by introducing Electronic Books as add-on products to Mathcad. These books deliver extensive off-the-shelf technical information, such as formulas and data, which is critical to technical problem solving. Through the use of MathSoft's proprietary "live document interface (TM)," these books provide the Mathcad user with on-screen access to interactive technical information. This enables a Mathcad user to either perform calculations in the book itself or to transfer formulas, data and results to Mathcad for instant calculation and analysis. The Company delivers electronic versions of industry leading reference works from nationally and internationally recognized publishers, in addition to internally authored works. In addition, the Company licenses its Mathcad and Electronic Book authoring technology to third party publishers for use in creating interactive Electronic Books which are marketed and distributed by such third party publishers as stand-alone products.

In May 1993, the Company opened an international office located in the United Kingdom to broaden distribution of its products. For the twelve months ended December 31, 1999, international sales of all technical calculation and data analysis software products and services represented approximately 27% of total revenues (refer to footnotes 6 and 7 in the accompanying financial statements).

In June 1993, the Company introduced a new product line through its wholly owned subsidiary, Statistical Sciences, Inc., now referred to as MathSoft's Data Analysis Products Division ("DAPD"). DAPD develops and markets advanced data analysis software products and services based on "S," a computer language designed for statistics applications. DAPD's principal product is S-PLUS , an interactive computing environment that provides both a full-featured graphical data analysis system and an object-oriented language. The Company acquired this business on June 30, 1993 through the acquisition of substantially all of the assets and business of Statistical Sciences, Inc., a Washington corporation. For the twelve-months ended December 31, 1999, worldwide sales of data analysis products and services represented approximately 43% of total revenues.

The market for data analysis software consists principally of professional scientists, engineers, statisticians and business analysts as well as educators and students. Data analysis products are used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

In November 1995, the Company acquired TriMetrix, Inc. ("TriMetrix"). MathSoft complemented its technical calculation product line with the addition of Axum(R) a Windows-based technical charting and data analysis product acquired with TriMetrix, which transforms, manipulates and sorts data sets to perform both simple and advanced analysis. Axum has been redesigned to link seamlessly with Mathcad and the Axum technology is now a key component of S-PLUS for Windows.

In June 1996, the Company released StudyWorks!(TM) for Math and StudyWorks! for Science targeted specifically toward high school and non-technical college students and educators. Both StudyWorks products offer an interactive learning environment and assist students in both mastering math and science concepts and creating professional looking homework and lab reports in addition to allowing both educators and students the ability to collaborate on projects. In September 1996, the Company announced the release of StudyWorks! Schools, an instructional edition of the StudyWorks for Math and StudyWorks for Science software, which offers teachers a tools-based, interactive teaching and learning environment.

In November 1996, the Company acquired acroScience Corporation ("acroScience"). MathSoft integrated the visual modeling and programming technology acquired from acroScience into Mathcad.

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

In June 1999, the Company incorporated FreeScholarships.com as a wholly-owned subsidiary. This internet company provides information and assistance to a broad market of parents and students concerned about funding the costs of education. Freescholarships.com awards money to pay for tuition costs through online daily sweepstakes that United States residents aged 13 or older can win.

The Company's goals are threefold: 1) to continue to broaden the appeal of its software products through technical innovation and deep integration with the world wide web; 2) to aggressively build a services business both on-line and off-line, that leverages the Companys' software product franchises; 3) to reinvent the company through aggressive investment in its new educationally focused internet venture, FreeScholarships.com. The Company was incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986. The Company's principal executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142, and its telephone number is (617) 577-1017.

                                    Products

ENGINEERING  AND  EDUCATION  SOFTWARE  PRODUCTS

MathSoft publishes a range of engineering and education software products that allow users to perform calculations and create publication-quality documents on personal computers. Its principal product in this category, Mathcad, is to technical professionals what spreadsheets have proven to be for business professionals. Mathcad can be used by desktop and laptop computer users to perform technical calculations, from the simple to the elaborate. An innovative feature of Mathcad is its ability to allow the user to electronically access and manipulate formulas and data available in the Company's Electronic Books and Extension Packs. Electronic Books provide on-screen libraries of industry-leading reference works, user guides, solution templates, and educational materials while Extension Packs provide additional functionality for advanced users. StudyWorks, the most recent addition to the Mathcad product line, was designed as an integrated learning tool combining math, text, graphs and graphics for the high school and college market. StudyWorks helps students master math and science concepts, get better grades and create professional-looking homework and lab reports.

Mathcad

Mathcad's broad appeal lies in its use of MathSoft's proprietary "live document interface" technology. This permits users to calculate on a computer in much the same way that they would on a scratchpad where equations can be written anywhere, using real math notation, and erased, changed and moved. A scratchpad can show a variety of expressions such as formulas, words, graphs, data, equations and pictures. Mathcad works in a similar free-form manner by literally turning a computer screen into a live worksheet, providing an intuitive interface to perform a wide range of numeric or symbolic calculations, with a distinct advantage over a real scratchpad - Mathcad calculates.

When using Mathcad, the computer screen initially appears blank, like a scratchpad. Using the keyboard and the mouse, the user begins by placing the cursor anywhere on the screen and then starts typing. To create a formula, the user types keystrokes such as +, /, or * or uses a mouse to click on a symbol palette. As the user types, Mathcad automatically formats the formulas in standard mathematical notation and instantly calculates the results. To create a graph, the user selects the graph symbol from the palette and defines the parameters of the graph. As with an electronic spreadsheet, Mathcad instantly updates results as changes to variables or formulas are made. Text may be added anywhere. Multi-page presentation quality documents can be printed, complete with text, graphics, tables and equations. Mathcad's free-form interactive environment makes it ideal for formulating ideas, setting up problems and evolving solutions and sharing both the process and the results through printed documents, e-mail and the World Wide Web.

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

Add-on  Products

An extension of the Mathcad product line, Electronic Books and Extension Packs deliver information and solutions in an interactive form to Mathcad users. They provide the user with on-screen libraries of technical data combined with Mathcad's capacity to utilize and manipulate the raw data through its "live document interface." This enables the user to search the book for material, use hyperlinks to jump to related sections within the work, and calculate problems and manipulate data using formulas and data contained in the work. A key feature of MathSoft's Electronic Books is that the material is live and interactive, enabling a Mathcad user to apply the formulas or data from the book either by performing calculations in the book itself or by transferring the formulas or data, or results, to Mathcad for calculation and analysis. Without the Electronic Book, the user must manually key in entire formulas from published sources before using the software to solve equations. The book may contain reference information (e.g., the properties of various materials and standard formulas), solutions for standard engineering problems, tutorials on selected topics, or educational courseware. Additionally, Mathcad's "live document interface" supports the inclusion of sound and video components.

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

Axum

In November 1995, the Company acquired TriMetrix, Inc., a software company located in Seattle, Washington and the developer of Axum software. Axum is a Windows-based advanced technical graphing and data analysis software that offers scientists and engineers in the technical professional market, including Mathcad users, the advanced charting tools needed for creating compelling, highly visual presentations and publication-quality documents. Users can transform, manipulate and sort data sets to perform both simple and advanced analysis.
Axum  has  also  been  redesigned  to  link  seamlessly  with  Mathcad.

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

Services

The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes it has established a strong history of responsiveness to customer requirements. The Company delivers this support for its data analysis products through its maintenance, consulting and training services.

The Company provides product updates and enhancements and customer support services under an annual maintenance agreement offered to its customers. Maintenance fees are based on a percentage of the current list price of the licensed software products. The data analysis products' consulting and training organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's Seattle location, at the customer's site, at other prearranged sites for larger customer groups, or online via the internet.

Modules

To complement S-PLUS, the Company offers add-on modules that work with S-PLUS and provide additional "S" language functions for specialized data analysis purposes.

StatServer

In April 1997, the Company expanded its data analysis product line by introducing MathSoft StatServer(TM). StatServer enables corporations to leverage existing client/server and internet/intranet technologies and deploy statistical expertise throughout an organization. StatServer is data warehouse-independent and integrates seamlessly with all standard database and data warehouse formats. The robust database support provides the tools for advanced analysis and data visualization of the most popular relational databases. With StatServer, basic statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques from a single and familiar client to understand or interpret key data sets. Using StatServer, professionals in diverse fields such as finance, biomedicine and manufacturing can use familiar tools such as Excel(R), Netscape(R) or Powerbuilder(R) to access corporate data resources and perform data analysis without becoming experts in statistics or users of statistical tools. StatServer moves beyond the capabilities of report writers, spreadsheet applications and stand-alone data analysis software, representing a significant advancement in decision support and data mining technology.

FREESCHOLARSHIPS.COM  PRODUCTS

FreeScholarships.com ("FSC") is an early stage internet company whose mission is to assist families in meeting the rising costs of education. FSC achieves this objective primarily by awarding scholarships to pay the costs of tuition through online drawings. It also provides relevant information to students and families on educational financial planning and school selection.

Visitors to the site can freely access the site's rich and varied content without registering. Those who register can participate in daily, monthly and quarterly drawings for scholarship awards. These awards are independent of need or merit and are selected via a computer-generated random drawing. Registered members can increase their chances of winning these drawings by participating in the site's various activities or by surfing the site's content.

The Company anticipates that it will generate revenue through the sale of advertising inventory, site sponsorships, email list rentals and a variety of commerce-oriented activities.

In order to serve users more effectively and to extend the FreeScholarships.com brand to new media properties, FSC has entered into strategic relationships with business partners who offer content, technology, and distribution capabilities.

MARKETING  AND  SALES

Engineering  and  Education  Software  Products

The Company's market for engineering and education software products consists of two significant groups of end users: technical professionals and academia, including educators and students. End users within the technical professionals group span numerous fields and include electrical, mechanical and civil engineers, scientists, mathematicians, researchers, technicians and analysts. The education market consists of secondary, undergraduate and graduate educators and students in many technical disciplines. The Company's products are currently used as tools for diverse purposes, from back-of-the-envelope calculations to bridge design and genetic engineering.

MathSoft reaches domestic customers of Mathcad primarily through a network of educational and commercial third party resellers and distributors. To complement this network, the Company has a domestic telesales organization focused on sales to the registered installed base as well as on lead generation, prospect qualification and sales of site license agreements and network licenses. In addition, Mathcad upgrades are primarily marketed to the Company's registered installed base via direct mail. For the twelve months ended December 31, 1999, domestic sales through distributor and reseller channels accounted for approximately 54% of total domestic sales of the Company's engineering and education software products, with the balance of such sales made through either installed base direct mail, the Company's telesales operations, electronic mail, or the Company's webstore. One distributor, Ingram Micro, accounted for 13% of net revenues, for each of the years ended December 31, 1999 and 1998. Ingram Micro also accounted for 12% and 14% of net revenues in the six month period ended December 31, 1997 and the year ended June 30, 1997, respectively. Ingram Micro is a distributor of our products primarily to various resellers and retail accounts, none of which comprised more than 10% of the Company's total revenues during the periods mentioned.

Internationally, all engineering and education software products are marketed primarily through a network of resellers and distributors. Mathcad upgrades are marketed through distributors as well as to the registered installed base via direct mail. For the twelve months ended December 31, 1999, international sales through resellers and distributors accounted for substantially all international sales of technical calculation software products.

Data  Analysis  Software  Products

The Company's market for data analysis products consists principally of professional and academic scientists, engineers and statisticians. The product is used in such fields as biomedical technology, quantitative financial analysis and risk assessment, environmental science and engineering, industrial and market research, and process control.

The Company reaches domestic customers of its data analysis products both through its domestic telesales organization and an outside sales team. Leads are generated from advertising, public relations, seminars and tradeshows and then pursued by the telesales organization.

Internationally, the Company reaches customers of its data analysis products primarily through a network of resellers and distributors. In the United Kingdom, the Company sells directly to end-users.

FreeScholarships.com

Freescholarships.com marketing and sales activities will initially focus on the launching and marketing of the FSC's website. The marketing goals of FSC are to attract and retain users of its online services and properties. To support user acquisition, FSC markets its products and services through a broad array of programs and strategies, including daily sweepstakes, broadcast advertising campaigns, direct response e-mail, co-marketing agreements, and the Web.

CUSTOMER  TECHNICAL  SUPPORT

Engineering  and  Education  Software  Products

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

FreeScholarships.com

FSC provides email and phone support to its registered and prospective members through its own customer service organization.

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

Engineering  and  Education  Software  Products

The Company subcontracts with a single independent third party vendor, located in Wilmington, Massachusetts, to manufacture all of its engineering and education software products and fulfill all of its domestic orders.

With the exception of Mathcad upgrade orders generated by direct mail, the Company processes all domestic orders from its leased facilities located in Cambridge, Massachusetts. MathSoft subcontracts the processing of all Mathcad upgrade direct mail orders with an independent service company located in Framingham, Massachusetts.

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

FreeScholarships.com

When FSC launches its online store, FSC anticipates it will outsource product fulfillment to an outside vendor. FSC does not currently intend to manufacture products directly. The Company also does not currently intend to handle the distribution of the products it will sell in its store.

PRODUCT  DEVELOPMENT

Engineering  and Education Software Products and Data Analysis Software Products

MathSoft's software products research and development organization, divided between the Company's Cambridge, Massachusetts and Seattle, Washington locations, is responsible for software development, product documentation, and quality assurance. Their priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products for ease-of-use.

MathSoft's development team consists of experts in software engineering, quality assurance, mathematics, statistics, engineering and documentation. In software engineering, MathSoft's professional staff has expertise in computer graphics, compiler design, user interface design and advanced Windows and Internet technologies.

FreeScholarships.com

FreeScholarships.com has used a combination of its own personnel and outside contractors and consultants for site design, graphics design, content development and editing, software development, quality assurance, database administration and network management. As FreeScolarships.com develops, it intends to hire additional employees to handle some or all of these functions.

FSC out-sources its network operations to a hosting service provider, Data Return Inc. based in Dallas, Texas. This hosting service owns and configures the hardware, installs and configures the software, provides Internet bandwidth and monitors the site and its numerous components around the clock on behalf of FSC.

During the fiscal years ended December 31, 1999 and 1998, the Transition Period, and the fiscal year ended June 30, 1997, net research and development costs charged to operations were $5,360,000, $4,964,000, $2,816,000, and $5,143,000, respectively. The Company did not capitalize any software research and development costs during the twelve months ended December 31, 1999 as software research and development costs incurred between technological feasibility and general release were not material.

COMPETITION

Engineering  and Education Software Products and Data Analysis Software Products

The markets for engineering and education and data analysis software products are highly competitive. In the engineering and education software market, MathSoft considers its principal competition to include engineering and education software from companies providing specialized tools, such as The MathWorks, Waterloo Maple Software and Wolfram Research. In the data analysis market, the Company considers its principal competition to include statistical software products from such companies as SAS and SPSS. In both markets, the Company faces competition from companies providing competing software solutions, such as spreadsheets. The Company may also face new competition from potential entrants into the engineering and education and data analysis software markets, as well as more focused competition from companies in related markets. For example, providers of spreadsheet programs could add to or improve the technical calculation and data analysis functionality of their existing products. Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs, and production facilities than the Company. Although the Company believes it has certain technological advantages over existing competitors in the technical calculation and the data analysis software markets, maintaining these advantages will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain its competitive position.

FreeScholarships.com

The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. FreeScholarships.com competes with online services and other Web site operators, some of whom may have significant name recognition as well as substantially greater capital resources, marketing experience and brand recognition than FSC.

INTELLECTUAL  PROPERTY  RIGHTS  AND  LICENSES

MathSoft's software is proprietary and the Company attempts to protect it with copyrights, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. Generally, the Company's products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by MathSoft, the Company licenses all software and provides it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, MathSoft licenses its products to end-users by use of a 'shrink-wrap' license. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and inventions agreements with key employees. The Company has been granted three patents and is aggressively pursuing patent protection. However, in those areas where the Company has no patent protection, judicial enforcement of copyright laws may be uncertain.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 197 regular full-time and part-time employees, of which 19 were outside the United States. As necessary, the Company supplements its regular employees with temporary and contract personnel. As of December 31, 1999, the Company employed 8 temporary and contract personnel, of which one was outside the United States. None of the Company's regular employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

Variability of Quarterly Operating Results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses, the activities of competitors, and the anticipated losses incurred by FreeScholarships.com. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts. Substantially all of its product revenues in each quarter result from software licenses issued in that quarter making the Company's ability to accurately forecast future revenues and income for any period necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

Potential Volatility of Stock Price. There has been significant volatility in the market price of securities of technology companies. The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software and internet industries and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

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

Limited Operating History in the Internet Market. Since 1984, the Company has focused on development of its core software products, the Mathcad and S-PLUS product families. In 1999, the Company broadened its focus to include FreeScholarships.com, an internet venture, and courses related to the use of its core software product families that are offered through the World Wide Web, such as the S-PLUS Knowledge Discovery Series. Historically, the Company's revenues have come from licenses related to the Company's core product families. Although the Company anticipates that the majority of its revenue will continue to come from licenses related to its core product families, these moves toward increased focus on the Internet have required, and will continue to require, changes in personnel and business processes.

The Company May Have To Find Outside Partners Or Sources Of Funding For Freescholarships.com. The Company may require partners or other sources of outside funding to continue the funding of FreeScholarships.com. Although the Company is currently reviewing various funding strategies, the Company has no agreements in place to assist the Company in funding FreeScholarships.com beyond September 30, 2000. There can be no assurance that any partnering or funding opportunities will be available on terms and conditions acceptable to the Company.

Internet-Related Risks. The Company's online store, its online courses available through the World Wide Web, such as its S-PLUS Knowledge Discovery Series, and its wholly-owned subsidiary, FreeScholarships.com, rely on the continued growth of the Internet. The Company expects that continued consumer concerns regarding security, reliability, privacy, ease of use, and the changing regulatory environment will affect the development of the Company's products and services connected with the Internet.

Security. If the Company's web site security fails, it may damage the Company's ability to sell products through its online store or attract and retain users to FreeScholarships.com. In addition, the Company may be liable if security on its web sites is breached and the Company is the victim of credit card fraud.

Reliability. The Company uses an outside service to maintain the FreeScholarships.com web servers. If these servers fail for an extended period of time, registered users of and visitors to FreeScholarships.com may turn to other web sites and the FreeScholarships brand may be damaged.

Privacy. Visitors to the Company's online store and the FreeScholarships.com web site are asked for certain personally identifying information, which is then used to ship products, award scholarships and for marketing and data collection. No personally identifiable information is sold or conveyed to third parties. As attitudes regarding online privacy continue to evolve, there can be no assurance that the Company's needs for personally identifiable information will be in line with public attitudes or government regulations regarding privacy.

Ease of Use. If, for reasons such as failure of the Company's web servers, slow modem connections or poor web site design, users of the Company's products and services including the online store, the online courses or FreeScholarships.com, find it difficult to use the Company's products and services, the Company's revenues could decrease and its brands could be damaged.

Changing Regulatory Environment. Laws and regulation regarding the Internet are becoming more common. Changes in laws regarding privacy, internet access taxes or other areas may require the Company to change the way it does business over the Internet. For example, FreeScholarships.com aims its services and products at persons between the ages of 13 and above. Currently, the Children's Online Privacy Protection Act, also known as COPPA, and the regulations enacted by the Federal Trade Commission, also known as the FTC, to enforce the COPPA, require that the Company not collect personally identifiable data from children 12 years or younger. If this law was changed and the minimum age level increased, it could damage the Company's ability to attract teenage users to the FreeScholarships.com web site. The laws governing the use of the Internet are generally unsettled. There is no way to predict the ways in which existing and new laws will apply to Internet commerce, services or products.

Changes in Local, State or Federal Law Related to the Operation of a Sweepstakes Could Adversely Affect the Company's Ability to Continue the Current FreeScholarships.com Business Model. FreeScholarships.com currently awards its scholarships based on a widely-accepted sweepstakes model. If one or more localities or states decide to change its laws related to sweepstakes or online sweepstakes, or if federal laws, including tax laws, are enacted that regulate sweepstakes or that change the tax laws under which FreeScholarships.com is able to award scholarships, FreeScholarships.com may have to change its business model. There can be no assurance that any such change in the FreeScholarships business model required by changes in local, state or federal laws would not damage FreeScholarships.com

Risks Associated with Divestitures. The Company's product offerings presently may be divided between two principal software product families - those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets, and those related to its S-PLUS offerings, marketed primarily to professionals needing statistical analysis tools. In addition, the Company has a new investment in FreeScholarships.com. In setting strategic goals to maximize shareholder value, the Company from time to time considers the options of divesting itself of one software product family or the other, or product lines within a given family, to concentrate its focus other business opportunities. If the Company were to consummate such a sale, there can be no assurance that it would receive returns from such sale that investors in the Company would consider attractive.

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

Risks Associated with International Operations. Sales outside North America accounted for approximately 34% of the Company's total revenues in the fiscal year ended June 30, 1997, approximately 30% of the Company's total revenues during the Transition Period, and approximately 28% and 27% of the Company's total revenues in the fiscal years ended December 31, 1998 and 1999, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

Reliance on Third Party Licensors. Maple V, a software product licensed with or as part of Mathcad, and certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurred, date-sensitive systems may have recognized the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may have caused systems to process critical financial and operational information incorrectly. The Company utilizes software from third parties and related technologies throughout its business that may have been affected by the date change in the year 2000. The Company has not experienced any problems with its computer systems related to the year 2000 issue and is not aware of any material year 2000 problems with its clients or vendors.

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

Reliance on Attracting and Retaining Key Employees. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel in the New England and Northwestern areas of the United States is intense. The Company has non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

Risks Associated with New Products or Services. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services including the Company's new internet venture, FreeScholarships.com. These investments may adversely affect the Company's quarterly and annual financial results until such time that they begin to return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results.


ITEM  2.  PROPERTIES.

The Company leases 23,350 square feet of office space at 101 Main Street, Cambridge, Massachusetts. The Company renewed its lease for the 23,350 square feet it currently occupies on November 30, 1998 and this lease is scheduled to terminate in October 2004. A third party vendor provides warehousing services to meet the Company's needs. The Company also leases 26,804 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September 2004. The Company also leases 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space was renewed in March 2000 and is scheduled to expire in March 2005. The Company entered into a lease in March 2000 for 8,259 square feet of office space at 275 Wyman Street, Waltham, Massachusetts in connection with its internet subsidiary FreeScholarships.com. The term of the lease for this office space is scheduled to expire in February 2004.

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


The Company's Common Stock (Nasdaq: MATH) was quoted on the Nasdaq National Market beginning on February 3, 1993. Prior to that date, there was no public market for the Common Stock. On July 15, 1997, the Company transferred the quotations of its Common Stock to the Nasdaq SmallCap Market. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low bid prices for the Common Stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.


FISCAL YEAR ENDED JUNE 30, 1997:        HIGH      LOW
                                      --------  -------
First Quarter                            7 5/8   4  7/8
Second Quarter                           5 3/8   3  1/4
Third Quarter                            5 1/8   2  3/4
Fourth Quarter                           3 5/8   2 3/16

TRANSITION PERIOD:
July 1 to September 30, 1997                 4   2 7/16
October 1 to December 31, 1997           4 5/8    2 3/8

FISCAL YEAR ENDED DECEMBER 31, 1998:
First Quarter                                3  2 11/16
Second Quarter                         4 11/32  3 13/32
Third Quarter                            3 7/8  1 27/32
Fourth Quarter                               3  2  1/32

FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter                          6 31/32   3  1/8
Second Quarter                         4  7/16   2 7/16
Third Quarter                          3 11/32   2  1/4
Fourth Quarter                         6 27/32  1 31/32

As of March 23, 2000, the number of stockholders of record of Common Stock was approximately 210.

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

                                      FISCAL     FISCAL   YEAR ENDED
                                  YEAR ENDED  YEAR ENDED    DEC. 31,
                                     DEC. 31,   DEC. 31,    1997       TRANSITION   FISCAL YEARS ENDED JUNE 30,
(in thousands, except per share data)   1999     1998    (UNAUDITED)   PERIOD (1)     1997     1996      1995
-------------------------------------  -------  -------  ------------  -----------  --------  -------  --------
Total revenues                         $28,603  $24,447  $    21,224   $    13,024  $17,678   $20,767  $15,883

Gross profit                            23,253   20,201       16,742        10,505   13,732    16,766   11,819

Income (loss)  from operations           1,569    2,161       (2,160)        1,102   (4,394)      933   (3,635)

Net income (loss)                        1,453    2,220       (2,129)        1,105   (4,300)    1,076   (3,553)

Basic net income (loss) per share         0.15     0.24        (0.24)         0.12    (0.49)     0.13    (0.50)

Diluted net income (loss) per share       0.14     0.22        (0.24)         0.11    (0.49)     0.11    (0.50)

Working capital                          7,043    4,439        1,852         1,852      457     4,688      617

Total assets                            16,993   13,492        9,812         9,812    8,786    11,899    8,103

Long-term obligations,                     148      139           74            74      183         3       13
     less current portion

Stockholders equity                      8,634    6,051        3,495         3,495    2,168     6,759    2,624

(1)  The Company changed its fiscal year end from June 30 to December 31.  The Transition Period represents the six  month period  from  July  1,  1997  through  December  31,  1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with The " Selected Consolidated Financial Data ", the Consolidated Financial
Statements and the information described in the Risk Factors included elsewhere in this report.

RESULTS  OF  OPERATIONS

In December 1997, the Company changed its fiscal year end from June 30 to December 31. Accordingly, a six-month transition period ended December 31, 1997 is included below.

As an aid to understanding the Company's operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the fiscal year ended December 31, 1999 and 1998 and the twelve months ended December 31, 1997 (unaudited), the fiscal year ended December 31, 1999 compared to the fiscal year ended June 30, 1997, the six months ended December 31, 1997 (the "Transition Period") and the six months ended December 31, 1996, the year ended June 30, 1997 and the percentage changes in those items for the fiscal years ended December 31, 1999, 1998, the twelve months ended December 31, 1997 (unaudited) and the fiscal year ended June 30, 1997.


                                     -------------------------Percentage of Total Revenues-----------------------
                                                                                          Six Months
                                       Fiscal       Fiscal     Year Ended                   Ended       Fiscal
                                     Year Ended   Year Ended     Dec 31,                   Dec 31,    Year Ended
                                       Dec 31,      Dec 31,       1997      Transition      1996       June 30,
                                        1999         1998      (unaudited)  Period (1)   (unaudited)     1997
                                     -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
  Software licenses                        79.4%        85.2%        85.0%        85.4%        87.2%        85.9%
  Services and other                       20.6%        14.8%        15.0%        14.6%        12.8%        14.1%
                                     -----------  -----------  -----------  -----------  -----------  -----------
      Total revenues                      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%

Cost of Revenues:
  Software licenses                        12.5%        12.1%        16.0%        14.0%        16.7%        17.7%
  Services and other                        6.2%         5.3%         5.1%         5.4%         4.3%         4.6%
                                     -----------  -----------  -----------  -----------  -----------  -----------
     Total cost of revenues                18.7%        17.4%        21.1%        19.3%        20.9%        22.3%

     Gross profit                          81.3%        82.6%        78.9%        80.7%        79.1%        77.7%

Operating Expenses:
  Sales and marketing                      44.8%        42.4%        49.1%        39.7%        52.8%        58.0%

  Research and development, gross          34.7%        31.9%        35.4%        30.0%        36.4%        39.9%
  Less Funded Research                    -16.0%       -11.6%        -9.1%        -8.4%       -11.3%       -10.8%
                                     -----------  -----------  -----------  -----------  -----------  -----------
  Research and development, net            18.7%        20.3%        26.3%        21.6%        25.1%        29.1%

  General and administrative               12.3%        11.1%        13.7%        10.9%        13.1%        15.5%
                                     -----------  -----------  -----------  -----------  -----------  -----------

     Total operating expenses              75.8%        73.8%        89.1%        72.2%        91.0%       102.5%

     Income (loss) from operations          5.5%         8.8%       -10.2%         8.5%       -11.9%       -24.9%

Interest income (expense), net              0.6%         0.4%         0.4%         0.2%         0.8%         0.8%
                                     -----------  -----------  -----------  -----------  -----------  -----------

Income (loss) before provision
  for income taxes                          6.1%         9.3%        -9.8%         8.6%       -11.1%       -24.1%

Provision for income taxes                  1.0%         0.1%         0.2%         0.1%         0.2%         0.3%
                                     -----------  -----------  -----------  -----------  -----------  -----------

Net Income (loss)                           5.1%         9.2%       -10.0%         8.5%       -11.3%       -24.4%
                                     ===========  ===========  ===========  ===========  ===========  ===========

                                   ----------------------Percentage Change--------------------
                                                                        Fiscal      Transition
                                      Fiscal             Fiscal       Year Ended    Period (1)
                                      Year Ended       Year Ended    Dec 31, 1998   compared to
                                      Dec 31, 1999    Dec 31, 1998   compared to    Six Months
                                     compared to      compared to       Fiscal        Ended
                                      Year Ended      Year Ended      Year Ended      Dec 31,
                                      Dec 31, 1998   Dec 31, 1997   June 30, 1997      1996
                                     -------------  -------------  --------------  -----------
Revenues:
  Software licenses                           8.9%          15.5%           37.3%        34.6%
  Services and other                         63.5%          13.3%           44.4%        56.5%
                                     -------------  -------------  --------------  -----------
      Total revenues                         17.0%          15.2%           38.3%        37.4%

Cost of Revenues:
  Software licenses                          20.3%         -12.8%           -5.1%        15.1%
  Services and other                         39.2%          18.3%           56.0%        73.8%
                                     -------------  -------------  --------------  -----------
     Total cost of revenues                  26.0%          -5.3%            7.6%        27.0%

     Gross profit                            15.1%          20.7%           47.1%        40.2%

Operating Expenses:
  Sales and marketing                        23.5%          -0.5%            1.1%         3.2%

  Research and development, gross            27.4%           3.7%           10.4%        13.3%
  Less Funded Research                       61.3%          46.3%           47.8%         1.9%
                                     -------------  -------------  --------------  -----------
  Research and development, net               8.0%         -11.1%           -3.5%        18.4%

  General and administrative                 30.0%          -6.7%           -0.7%        14.3%
                                     -------------  -------------  --------------  -----------

     Total operating expenses                20.2%          -4.6%           -0.5%         9.0%

     Income (loss) from operations          -27.4%         200.0%         -149.2%       197.4%

Interest income (expense), net               96.3%           3.8%          -40.9%       -73.8%
                                     -------------  -------------  --------------  -----------

Income (loss) before provision
  for income taxes                          -22.8%         207.7%         -152.7%       206.9%

Provision for income taxes                 1104.3%         -51.1%          -48.5%        20.0%
                                     -------------  -------------  --------------  -----------

Net Income (loss)                           -34.5%         204.2%          151.6%       203.7%
                                     =============  ==============  =============  ==============

(1) The Company changed its fiscal year from June 30 to December 31. The Transition Period represents the six month period from July 1, 1997 - December 31, 1997.

Twelve Months Ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998

Total revenues increased 17.0% , from $24,447,000 for the twelve months ended December 31, 1998 to $28,603,000 for the twelve months ended December 31, 1999. The increase in total revenues was primarily attributable to worldwide new license and service revenue generated by the Company's S-PLUS product line, as well as new license and upgrade revenue generated from the Mathcad product line.

Worldwide S-PLUS license and service revenue increased 38.1%, from $8,841,000 for the twelve months ended December 31, 1998 to $12,212,000 for the twelve months ended December 31, 1999, and increased as a percentage of total revenues from 36.2% to 42.7%, respectively. The increase in S-PLUS product line revenue was primarily attributable to an increase in service revenues, which includes maintenance, training, and consulting. S-PLUS license revenue was $5,165,000 and $6,505,000 for the twelve months ended 1998 and 1999, respectively. S-PLUS service revenue was $3,676,000 and $5,707,000 for the twelve months ended 1998 and 1999, respectively. The increase in both service and license revenues was directly attributable to the June 1999 release of S-PLUS 2000 as well as to the product line's stability, quality, maturing sales and marketing model.

Worldwide Mathcad product line revenues increased 5.0%, from $15,606,000 for the twelve months ended December 31, 1998 to $16,391,000 for the twelve months ended December 31, 1999, but decreased as a percentage of total revenues from 63.8% to 57.3% for the twelve months ended December 31, 1998 and 1999, respectively. The increase in Mathcad product line revenue was due primarily to the release of StudyWorks 3 (released in April 1999) and Mathcad Add-ons such as Axum 6
(released in March 1999). These increases were offset significantly by a decrease in upgrades as the company changed its method of distribution from an indirect model to a direct model.

Total international revenues, attributable to all product lines, increased 11.9%, from $6,897,000 in 1998 to $7,716,000 in 1999, and decreased as a percentage  of  total  revenues  from  28.2%  to  26.7%,  respectively.

Total cost of revenues increased 26.0%, from $4,246,000 for the twelve months ended December 31, 1998 to $5,351,000 for the twelve months ended December 31, 1999, and increased as a percentage of total revenues from 17.4% to 18.7%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a product mix shift toward lower margin products, namely the SPLUS product line due to its service component and StudyWorks.

Sales and marketing expenses increased 23.5%, from $10,364,000 for the twelve-months ended December 31, 1998 to $12,797,000 for the twelve months ended December 31, 1999, and increased as a percentage of total revenues from 42.4% to 44.8%, respectively. The increase in sales and marketing expenses was attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force. Recruiting and consulting fees associated with FreeScholarships.com also contributed to higher expenses. FreeScholarships.com sales and marketing expenses totaled $1,095,000 in 1999.

Net research and development expenses increased 8.0%, from $4,964,000 for the twelve months ended December 31, 1998 to $5,360,000 for the twelve months ended December 31, 1999, and decreased as a percentage of total revenues from 20.3% to 18.7%, respectively. The overall increase in net research and development expenses was primarily attributable to FreeScholarships.com and increased investments in the Mathcad and S-Plus product lines, and offset partially by the increase in research funding. Funded research increased 61.3%, from $2,831,000 for the twelve months ended December 31, 1998 to $4,567,000 for the twelve months ended December 31, 1999. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount increased from 32 to 46 as of December 31, 1998 and 1999, respectively. FreeScholarships.com research and development expenses totaled $521,000 in 1999.

General and administrative expenses increased 30.0%, from $2,713,000 for the twelve months ended December 31, 1998 to $3,526,000 for the twelve months ended December 31, 1999, and increased as a percentage of total revenues from 11.1% to 12.3%, respectively. The increase in overall general and administrative expenses was primarily attributable to increased compensation costs, legal and consulting fees associated with Freescholarships.com, higher facilities costs, and increases in other miscellaneous expenses. FreeScholarships.com general and administrative expenses totaled $280,000 in 1999.

Net income for the twelve months ended December 31, 1999 was $1,453,000 compared to $2,220,000 for the twelve months ended December 31, 1998. Fiscal Year 1999 reflected solid profit growth in the Company's core products partially offset by the significant investment in the Company's new internet venture, FreeScholarships.com's net loss totaled $1,842,000 in 1999.

Twelve Months Ended December 31, 1998 Compared to the Twelve Months Ended December 31, 1997 (unaudited)

Total revenues increased 15.2% , from $21,224,000 for the twelve months ended December 31, 1997 to $24,447,000 for the twelve months ended December 31, 1998. The increase in total revenues was primarily attributable to worldwide new license and upgrade revenue generated by the Company's Mathcad product line, as well as new license and service revenue generated from the S-PLUS product line.

Worldwide Mathcad product line revenues increased 11.9%, from $13,947,000 in the twelve months ended December 31, 1997 to $15,606,000 for the twelve months ended December 31, 1998, but decreased as a percentage of total revenues from 65.7% to 63.8% for the twelve months ended December 31, 1997 and 1998, respectively. The increase in Mathcad product line revenue was due primarily to the release of Mathcad 8 (released in September 1998) and Mathcad 7 (released in June 1997). To a lesser extent, this increase was also due to the release of StudyWorks II in March 1998. Worldwide S-PLUS license and service revenue increased 21.5%, from $7,277,000 for the twelve months ended December 31, 1997 to $8,841,000 for the twelve months ended December 31, 1998, and increased as a percentage of total revenues from 34.3% to 36.2%, respectively. The increase in S-PLUS product line revenue was primarily attributable to the release of S-PLUS 4.5 (released in May 1998) and S-PLUS 4.0 (released in September 1997).

Total international revenues, attributable to all product lines, increased 3.2% from $6,682,000 in 1997 to $6,897,000 in 1998, and decreased as a percentage of total revenues from 31.5% to 28.2%, respectively.

Total cost of revenues decreased 5.3%, from $4,482,000 for the twelve months ended December 31, 1997 to $4,246,000 for the twelve months ended December 31, 1998, and decreased as a percentage of total revenues from 21.1% to 17.4%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis.

Sales and marketing expenses for the twelve months ended December 31, 1997 were $10,413,000 and remained relatively consistent as compared to $10,364,000 for the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 49.1% to 42.4%, respectively.

Net research and development expenses decreased 11.1%, from $5,581,000 for the twelve months ended December 31, 1997 to $4,964,000 during the twelve months ended December 31, 1998, and decreased as a percentage of total revenues from 26.3% to 20.3%, respectively. The decrease in net research and development expenses was primarily attributable to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division and offset partially by an increase in research funding. Funded research increased 46.3%, from $1,935,000 for the twelve months ended December 31, 1997 to $2,831,000 for the twelve months ended December 31, 1998. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount increased from 24 to 32 as of December 31, 1997 and 1998, respectively.

General and administrative expenses decreased 6.7%, from $2,909,000 for the twelve months ended December 31, 1997 to $2,713,000 during the twelve months ended December 31, 1998, and decreased as a percentage of total revenues from 13.7% to 11.1%, respectively. The decrease in overall general and administrative expenses was primarily attributable to decreases in foreign currency transaction losses.

Net income for the twelve months ended December 31, 1998 was $2,220,000 compared to a net loss of $2,129,000 for the twelve months ended December 31, 1997. Improved performance from the recently refreshed Mathcad and S-PLUS product lines, coupled with margin improvements and management control of operating expenses contributed to this improvement in profit.

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended June 30, 1997

Total revenues increased 38.3%, from $17,678,000 for the twelve months ended June 30, 1997 to $24,447,000 for the twelve months ended December 31, 1998. This increase in total revenues was primarily attributable to worldwide new license and upgrade revenue generated by the Mathcad product line as well as new license and service revenue generated from the S-PLUS product line.

Worldwide Mathcad product line sales increased 31.7%, from $11,850,000 in the twelve months ended June 30, 1997 to $15,606,000 during the twelve months ended December 31, 1998, but decreased as a percentage of total revenues from 67.0% to 63.8%, respectively. The twelve months ended December 31, 1998 had increased revenue associated with Mathcad 8 (released in September 1998) and Mathcad 7 (released in June 1997). Worldwide S-PLUS product line revenue increased 51.7%, from $5,828,000 in the twelve months ended June 30, 1997 to $8,841,000 during the twelve months ended December 31, 1998, and increased as a percentage of total revenues from 33.0% to 36.2%, respectively. S-PLUS product line had increased license and services revenue in the fiscal year ended December 31, 1998 due to the release of S-PLUS 4.5 (released in May 1998) and S-PLUS 4.0
(released  in  September  1997).

Total international revenues, attributable to all product lines, increased 14.6% , from $6,017,000 in 1997 to $6,897,000 in 1998, and decreased as a percentage of total revenues from 34.0% to 28.2%, respectively.

Total cost of revenues increased 7.6%, from $3,946,000 for the twelve months ended June 30, 1997 to $4,246,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 22.3% to 17.4%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis.

Sales and marketing expenses for the twelve-months ended June 30, 1997 were $10,251,000 and remained relatively consistent compared to $10,364,000 for the fiscal year ended December 31, 1998, but decreased as a percentage of total revenues from 58.0% to 42.4%, respectively.

Net research and development expenses decreased 3.5%, from $5,143,000 for the twelve months ended June 30, 1997 to $4,964,000 during the fiscal year ended December 31, 1998, and decreased as a percentage of total revenues from 29.1% to 20.3%. The decrease in net research and development expenses was primarily attributable to a decrease in consulting costs associated with development initiatives in the Company's Data Analysis Products Division and an increase in funded research. Funded research increased 47.8%, from $1,915,000 for the twelve months ended June 30, 1997 to $2,831,000 for the twelve months ended December 31, 1998. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount increased from 23 to 32 as of June 30, 1997 and December 31, 1998, respectively.

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

Transition Period Ended December 31, 1997 Compared to the Six-Month Period Ended December 31, 1996 (unaudited)

Total revenues increased 37.4%, from $9,478,000 for the six months ended December 31, 1996 to $13,024,000 during the Transition Period. This increase in total revenues was primarily attributable to upgrade revenue generated by the release of Mathcad 7 for Windows in June 1997, new license revenue generated from S-PLUS 4.0 released in September 1997, and to a lesser extent, S-PLUS service revenue.

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

Total cost of revenues for the six-month period increased 27.0%, from $1,983,000 for the six months ended December 31, 1996 to $2,519,000 during the Transition Period, and decreased as a percentage of total revenues from 20.9% to 19.3%, respectively. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to switching from disk to CD media with the release of Mathcad 7 for Windows, thereby decreasing direct material costs on a per unit basis. To a lesser degree, fixed costs, such as licensing costs for the "S" language used in the S-PLUS product line and the amortization of purchased technology, decreased as a percentage of total revenues due to an overall higher revenue base during the Transition Period. Such decreases were partially offset by an increase in the inventory provision to adequately cover excess inventory exposure and an increase in cost of services from $404,000 for the six months ended December 31, 1996 to $702,000 during the Transition Period consistent with the increase in service revenue.

Sales and marketing expenses increased 3.2%, from $5,007,000 for the six months ended December 31, 1996 to $5,169,000 during the Transition Period, and decreased as a percentage of total revenues from 52.8% to 39.7%, respectively. The increase in sales and marketing expenses was primarily attributable to expenses incurred related to the launch of Mathcad 7 for Windows and S-PLUS 4.0, as well as an increase in S-PLUS domestic sales expenses incurred to support direct sales of this expanding product line.

Net research and development expenses increased 18.4%, from $2,378,000 for the six months ended December 31, 1996 to $2,816,000 during the Transition Period, and decreased as a percentage of total revenues from 25.1% to 21.6%. The increase in overall net research and development expenses was primarily attributable to expenses related to development initiatives in the Company's Data Analysis Products Division and additional personnel to support such initiatives, as well as an increase in international product translation costs for Mathcad 7 French, German and Japanese. Funded research in the Company's Data Analysis Products Division increased 1.9%, from $1,070,000 for the six months ended December 31, 1996 to $1,090,000 for the six months ended December 31, 1997. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount increased from 20 to 24 as of December 31, 1996 and December 31, 1997, respectively.

General and administrative expenses increased 14.3% , from $1,241,000 for the six months ended December 31, 1996 to $1,418,000 during the Transition Period and decreased as a percentage of total revenues from 13.1% to 10.9%, respectively. The increase in general and administrative expenses was primarily attributable to costs incurred for management incentive compensation provisions based primarily on the achievement of profitability targets, and to a lesser extent, to fluctuations in international exchange rate transactions.

Net income for the Transition Period was $1,105,000 compared to net loss of $1,066,000 for the six months ended December 31, 1996. Improved performance from the refreshed Mathcad and S-PLUS product lines coupled with margin improvements all contributed to this improvement in profit.

Liquidity  and  Capital  Resources

Cash and cash equivalents, totaling $8,444,000 at December 31, 1999, increased $2,737,000 during the fiscal year ended December 31, 1999, from $5,707,000 at December 31, 1998. The positive cash flow resulted primarily from cash provided by operating activities of $2,808,000 and proceeds from the exercise of stock options of $1,134,000 which were offset by purchases of property, equipment and other assets of $968,000.

The Company generated $2,808,000 in cash from operating activities during the fiscal year ended December 31, 1999. The cash generated by operating activities was primarily attributable to net income of approximately $1,453,000, non-cash depreciation and amortization charges, and an increase in deferred revenue, offset by an increase in accounts receivable. Accounts receivable and deferred revenue increased primarily due to the growth in the Company's business. The Company used $968,000 in investing activities primarily due to the purchase of $835,000 of property and equipment. Proceeds generated from capital lease obligations and equipment financing and the exercise of stock options of $467,000 and $1,134,000, respectively, were offset by payments on capital lease obligations and equipment financing of $699,000.

The Company's financial reserves are represented by cash and cash equivalents as of December 31, 1999. The Company has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts or $2,000,000 based on certain profitability covenants. Borrowings are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit contains certain restrictive covenants, including minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement. There were no amounts outstanding under this line at December 31, 1999. This line expires on April 30, 2000.

As of December 31, 1999 the Company had net operating loss carryforwards of $15.0 million and research and development credit carryforwards of $1.3 million. The net operating loss and credit carryforwards will expire at various dates through 2013, if not used. Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of the Company's ability to use available tax loss carryforwards and other deferred tax assets.

Based on its planned investments in FreeScholarships.com, the Company believes its financial reserves and cash flows from future operations may not be sufficient to meet its liquidity requirements for at least the next twelve months. Therefore, the Company anticipates one or more financing transactions, including asset sales, bank borrowings, and sale of stock in either or both of the Company and its subsidiaries. However, if such financing is not available the Company has the ability to reduce its planned investment in FSC to ensure it meets its liquidity requirements for the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this Form 10-K for the fiscal year ended December 31, 1999 as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms favorable to the Company.

Recent  Accounting  Pronouncements

In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated position or operating results.

In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The Company does not expect adoption of SOP 98-9 will have a material impact on its financial position or operating results.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, as amended by SAB 101(a), Revenue Recognition in Financial Statements. SAB No. 101 is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets.The Company operates a subsidiary in the United Kingdom which incurs expenses denominated in its local currency. However, the Company believes that these operating expenses will not have a material adverse effect on its results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments and the Company's available line of credit requires interest payments calculated at variable rates. Based on the nature and current levels of the Company's investments and debt, however, the Company believes that there is no material market risk or exposure.

              The Company's general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. The Company currently places its investments in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

See Item 14 and the Index therein for a listing of the financial statements and supplementary data as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

Information with respect to this item may be found under the caption "Occupations of Directors and Executive Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended December 31, 1999. Such information is incorporated here by reference.

ITEM  11.  EXECUTIVE  COMPENSATION

Information with respect to this item may be found under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999. Such information is incorporated here by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Information with respect to this item may be found under the caption "Management and Principal Holders of Voting Securities" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended December 31, 1999. Such information is incorporated here by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999. Such information is incorporated here by reference.

                                     PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     (a)     The  following  documents  are  filed  as  a  part  of this report:

   1.  Financial Statements.  The following consolidated financial statements of the Company and Independent
       --------------------
       Auditors Report are filed as part of this report.

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, the year ended December 31, 1997 (unaudited), the six-month period ended December 31, 1997 and for the year ended June 30, 1997

       Consolidated Statements of Stockholders' Equity for the year ended June 30, 1997, the six-month period ended December 31, 1997 and for the years ended December 31, 1998 and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998, the year ended December 31, 1997 (unaudited), the six-month period ended December 31, 1997 and for the year ended June 30, 1997

       Notes to Consolidated Financial Statements


   2.  Exhibits.
       ---------

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

  4.2  Please refer to Article VI of Exhibit 3.1.

 10.1  Amended and Restated 1992 Stock Plan (filed as Exhibit 10.1 to Registration Statement number 33-
       55658 on Form S-1 and incorporated herein by reference).

 10.2  Form of Key Officer Stock Option Agreement (filed as Exhibit 10.3 to Registration Statement number
       33-55658 on Form S-1 and incorporated herein by reference).

 10.3  1992 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

 10.4  1992 Non-Employee Director Stock Option Plan (filed as Exhibit 10.5 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).


 10.5  Third Party Software Distribution Agreement, dated January 30, 1989, as amended, between the
       Company, University of Waterloo, Waterloo Maple Software, Inc. et al. (filed as Exhibit 10.7 to
       Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

 10.6  Distribution Agreement, dated as of June 18, 1987, between the Company and Micro D, Inc., a predecessor to Ingram Micro, Inc. (filed as Exhibit 10.10 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

 10.7  Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of August 17, 1993
       (filed as Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

 10.8  Lease Agreement with the Bartell Drug Co. (Landlord), dated as of June 22, 1990, together with
       Addendum Nos. A, B, C & D of even date and as amended by Addendum No. E dated December 9,
       1992 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

 10.9  Software License Agreement with American Telephone & Telegraph Company, effective as of April 1,
       1991, as amended February 18, 1993 (filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).*

10.10  Distributor Agreement with Mathematical Systems Institute, Inc., dated August 24, 1990 (filed as
       Exhibit 10.14 to Annual Report of Form 10-K for the fiscal year ended June 30, 1993, file number 0-
       020992, and incorporated herein by reference).

10.11  Distributorship Agreement dated as of March 1, 1994 between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit 10.15 to Quarterly Report on Form
       10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

10.12  Perpetual Technology License dated as of March 1, 1994, as amended by Addendum No. 1 thereto dated as of March 25, 1994, between the Company and 766884 Ontario Inc., carrying on business as Waterloo
       Maple Software (filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the fiscal quarter ended
       March 31, 1994, file number 0-020992, and incorporated herein by reference).*

10.13  Line of Credit Agreement, dated January 11, 1996, between the Company and Fleet Bank of
       Massachusetts (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended
       March 31, 1996, file number 0-020992, and incorporated herein by reference).

10.14  Software License Agreement, dated February 18, 1996, between the Company and Lucent Technologies
       Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31,
       1996, file number 0-020992, and incorporated herein by reference).*

10.15  Amendment to Software License Agreement, dated September 25, 1997, between the Company and
       Lucent Technologies Inc.*

10.16  Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate (filed as
       Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).#

10.17  Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Robert P.
       Orlando (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
       September 30, 1997, file number 0-020992, and incorporated herein by reference).#

10.18  Amended and Restated Executive Agreement dated as of November 23, 1998, between the Company and
       Charles J. Digate.  (Filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

10.19  Amendments to Agreement of Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc.,
       dated as of October 23, 1998 and November 30, 1998, respectively.

10.20  Amended Line of Credit Agreement dated February 24, 1999, between the Company and Fleet Bank of
       Massachusetts.

10.21  Option Acceleration Agreement, dated as of September 15, 1997, between the Company and James C. Randles.

10.22  Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Shawn David.


 21.1  Subsidiaries of the Registrant.

 23.1  Consent of Arthur Andersen LLP

 27.1  Financial Data Schedule

    *  Confidential treatment as to portions of the filed exhibit was previously granted.
    #  Management contract or compensatory arrangement required to be filed pursuant to Item 14(c) of Form 10-K

(b)     Reports  on  Form  8-K

        The Company filed a Current Report on Form 8-K dated October 21, 1999 reporting fiscal third quarter results.

        The Company filed a Current Report on Form 8-K dated November 29, 1999 reporting information regarding FreeScholarships.com.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MATHSOFT,  INC.


March 30, 2000                 By: /s/ Charles J. Digate
                               --------------------------
                               Charles J. Digate
                               Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2000                 /s/ David D. Martin
                               --------------------
                               David D. Martin


March 30, 2000                 /s/ Robert P. Orlando
                               ---------------------
                               Robert P. Orlando
                               Senior Vice President Finance and Administration,
                               Chief Financial Officer,
                               Treasurer and Clerk
                               (Principal Financial and Accounting Officer)
                               Director

March 30, 2000                 /s/ Walter M. Pile, Jr.
                               -----------------------
                               Walter M. Pile, Jr.
                               Director


March 30, 2000                 /s/ June L. Rokoff
                               -----------------------
                               June L. Rokoff
                               Director

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

10.2         Form of Key Officer Stock Option Agreement (filed as Exhibit 10.3 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.3         1992 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registration Statement number
             33-55658 on Form S-1 and incorporated herein by reference).

10.4         1992 Non-Employee Director Stock Option Plan (filed as Exhibit 10.5 to Registration
             Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.5         Third Party Software Distribution Agreement, dated January 30, 1989, as amended, between the Company, University of Waterloo, Waterloo Maple Software, Inc. et al. (filed as Exhibit
             10.7 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.6         Distribution Agreement, dated as of June 18, 1987, between the Company and Micro D, Inc., a predecessor to Ingram Micro, Inc. (filed as Exhibit 10.10 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

10.7         Lease Between Riverfront Office Park Joint Venture and MathSoft, Inc., dated as of August 17,
             1993 (filed as Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended June 30,
             1993, file number 0-020992, and incorporated herein by reference).

10.8         Lease Agreement with the Bartell Drug Co. (Landlord), dated as of June 22, 1990, together with Addendum Nos. A, B, C & D of even date and as amended by Addendum No. E dated
             December 9, 1992 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).

10.9         Software License Agreement with American Telephone & Telegraph Company, effective as of
             April 1, 1991, as amended February 18, 1993 (filed as Exhibit 10.13 to Annual Report on
             Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).*

10.10        Distributor Agreement with Mathematical Systems Institute, Inc., dated August 24, 1990 (filed as Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, file number 0-020992, and incorporated herein by reference).


EXHIBIT NO.  DESCRIPTION

10.11        Distributorship Agreement dated as of March 1, 1994 between the Company and 766884
             Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit 10.15 to
             Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994, file number 0-
             020992, and incorporated herein by reference).*

10.12        Perpetual Technology License dated as of March 1, 1994, as amended by Addendum No. 1 there to dated as of March 25, 1994, between the Company and 766884 Ontario Inc., carrying on business as Waterloo Maple Software (filed as Exhibit 10.16 to Quarterly Report on Form
             10-Q for the fiscal quarter ended March 31, 1994, file number 0-020992, and incorporated herein by reference).*

10.13        Line of Credit Agreement, dated January 11, 1996, between the Company and Fleet Bank of
             Massachusetts (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, file number 0-020992, and incorporated herein by reference).

10.14        Software License Agreement, dated February 18, 1996, between the Company and Lucent
             Technologies Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, file number 0-020992, and incorporated herein by reference).*

10.15        Amendment to Software License Agreement, dated September 25, 1997, between the Company and Lucent Technologies Inc.*

10.16        Executive Agreement, dated as of July 28, 1997, between the Company and Charles J. Digate
             (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997, file number 0-020992, and incorporated herein by reference).

10.17        Option Acceleration Agreement, dated as of September 15, 1997, between the Company and
             Robert P. Orlando (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, file number 0-020992, and incorporated herein by reference).

10.18        Amended and Restated Executive Agreement dated as of November 23, 1998, between the
             Company and Charles J. Digate.  (Filed as Exhibit 10.23 to Annual Report on Form 10-K for the
             fiscal year ended December 31, 1998 and incorporated herein by reference.)

10.19        Amendments to Agreement of Lease Between Riverfront Office Park Joint Venture and
             MathSoft, Inc., dated as of October 23, 1998 and November 30, 1998, respectively.
10.20        Amended Line of Credit Agreement dated February 24, 1999, between the Company and Fleet
             Bank of Massachusetts.

10.21        Option Acceleration Agreement, dated as of September 15, 1997, between the Company and James C. Randles.

10.22        Option Acceleration Agreement, dated as of September 15, 1997, between the Company and Shawn David.

21.1         Subsidiaries of the Registrant.

23.1         Consent of Arthur Andersen LLP

27.1         Financial Data Schedule

* Confidential treatment as to portions of the filed exhibit was previously granted.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                      Index



                                                                           PAGE
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998               F-3

Consolidated Statements of Operations for the Years ended
December 31, 1999 and 1998, the Year Ended December 31, 1997 (unaudited), the Six-Month Period Ended December 31, 1997 and for the Year Ended
June 30, 1997                                                              F-5

Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 1999 and 1998, for the Six-Month Period Ended December 31,
1997 and for the Year Ended June 30, 1997                                  F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998, the Year Ended December 31, 1997 (unaudited), the Six-Month Period Ended December 31, 1997 and for the Year Ended
June 30, 1997                                                              F-7

Notes to Consolidated Financial Statements                                 F-8

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  MathSoft,  Inc.:

We have audited the accompanying consolidated balance sheets of MathSoft, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, the six-month period ended December 31, 1997 and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MathSoft, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the six-month period ended December 31, 1997 and for the year ended June 30, 1997 in conformity with accounting principles generally accepted in the United States.
                                               /s/ Arthur Anderson, L.L.P.

Boston,  Massachusetts
February  16,  2000

                                MATHSOFT, INC. AND SUBSIDIARIES

                                  Consolidated Balance Sheets

                                             ASSETS
                                                                               DECEMBER 31,
                                                                            1999          1998
Current Assets:
  Cash and cash equivalents                                             $  8,444,259  $ 5,706,657
  Accounts and other receivables, less reserves of approximately
    1,134,000 and $870,000 at December 31, 1999 and 1998, respectively     6,163,284    5,318,087
  Inventories                                                                262,760      374,320
  Prepaid expenses                                                           382,291      342,599
                                                                        ------------  -----------

      Total current assets                                                15,252,594   11,741,663
                                                                        ------------  -----------

Property and Equipment, at cost:
  Computer equipment and software                                          5,529,795    4,786,904
  Furniture and fixtures                                                   1,105,128    1,036,313
  Property and equipment under capital lease                                 918,042      896,486
  Leasehold improvements                                                     626,534      624,658
                                                                        ------------  -----------

                                                                           8,179,499    7,344,361

  Less-Accumulated depreciation and amortization                           6,865,495    6,082,535
                                                                        ------------  -----------

                                                                           1,314,004    1,261,826
                                                                        ------------  -----------

Other Assets                                                                 425,922      488,595
                                                                        ------------  -----------

                                                                        $ 16,992,520  $13,492,084
                                                                        ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   MATHSOFT, INC. AND SUBSIDIARIES

                                     Consolidated Balance Sheets

                                             (Continued)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,
                                                                             1999           1998
Current Liabilities:
  Current portion of capital lease obligations and equipment financings   $   383,537   $    482,004
  Accounts payable                                                          2,362,150      2,481,154
  Accrued expenses and other current liabilities                            2,742,141      2,452,472
  Deferred revenue                                                          2,722,052      1,886,533
                                                                        --------------  -------------

    Total current liabilities                                               8,209,880      7,302,163
                                                                        --------------  -------------

Capital Lease Obligations and Equipment Financings,
  less current portion                                                        148,442        139,414
                                                                        --------------  -------------

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none                                                     -              -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-9,931,990 and 9,324,407, shares                     99,320         93,244
      at December 31, 1999 and 1998, respectively
  Additional paid-in capital                                               30,834,687     29,706,364
  Accumulated deficit                                                     (22,213,919)   (23,667,397)
  Cumulative translation adjustment                                           (85,890)       (81,704)
                                                                        --------------  -------------

      Total stockholders' equity                                            8,634,198      6,050,507
                                                                        --------------  -------------

                                                                        $  16,992,520   $ 13,492,084
                                                                        ==============  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                           MATHSOFT, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations


                                                                                  SIX-MONTH
                                 ---------YEARS ENDED DECEMBER 31,---------      PERIOD ENDED   YEAR ENDED
                                                                                 DECEMBER 31,    JUNE 30,
                                       1999              1998          1997          1997         1997
                                                                   (Unaudited)
Revenues:
  Software licenses              $    22,703,549   $  20,839,101   $18,039,610   $11,145,569   $15,179,191
  Services and other                   5,899,836       3,607,670     3,183,901     1,878,408     2,498,536
                                 ----------------  --------------  ------------  ------------  ------------

      Total revenues                  28,603,385      24,446,771    21,223,511    13,023,977    17,677,727
                                 ----------------  --------------  ------------  ------------  ------------

Cost of Revenues:
  Software licenses                    3,565,472       2,963,682     3,397,952     1,817,283     3,124,158
  Services and other                   1,785,103       1,282,085     1,083,887       701,433       821,781
                                 ----------------  --------------  ------------  ------------  ------------

      Total cost of revenues           5,350,575       4,245,767     4,481,839     2,518,716     3,945,939
                                 ----------------  --------------  ------------  ------------  ------------

      Gross profit                    23,252,810      20,201,004    16,741,672    10,505,261    13,731,788
                                 ----------------  --------------  ------------  ------------  ------------

Operating Expenses:
  Sales and marketing                 12,797,312      10,364,022    10,413,111     5,169,379    10,251,376

  Research and development-
    Gross                              9,927,493       7,794,957     7,515,738     3,905,697     7,057,810
  Less-Funded research                (4,567,094)     (2,831,339)   (1,935,154)   (1,090,096)   (1,915,059)
                                 ----------------  --------------  ------------  ------------  ------------
  Research and development, net        5,360,399       4,963,618     5,580,584     2,815,601     5,142,751

  General and administrative           3,526,055       2,712,508     2,909,467     1,418,295     2,731,858
                                 ----------------  --------------  ------------  ------------  ------------

      Total operating expenses        21,683,766      18,040,148    18,903,162     9,403,275    18,125,985
                                 ----------------  --------------  ------------  ------------  ------------

      Income (loss) from
      operations                       1,569,044       2,160,856    (2,161,490)    1,101,986    (4,394,197)

Interest Income                          231,401         168,217       120,399        49,653       153,111

Interest Expense                         (70,059)        (86,066)      (41,068)      (29,270)      (14,440)
                                 ----------------  --------------  ------------  ------------  ------------

      Income (loss) before
      provision for income
      taxes                            1,730,386       2,243,007    (2,082,159)    1,122,369    (4,255,526)

Provision for Income Taxes               276,908          22,879        46,655        17,785        44,452
                                 ----------------  --------------  ------------  ------------  ------------

      Net income (loss)          $     1,453,478   $   2,220,128   $(2,128,814)  $ 1,104,584   $(4,299,978)
                                 ================  ==============  ============  ============  ============

Basic Net Income (Loss)
per Share                        $          0.15   $        0.24   $     (0.24)  $      0.12   $     (0.49)
                                 ================  ==============  ============  ============  ============

Diluted Net Income (Loss)
per Share                        $          0.14   $         .22   $     (0.24)  $      0.11   $     (0.49)
                                 ================  ==============  ============  ============  ============

Weighted Average Number
of Common Shares
Outstanding                            9,769,772       9,244,307     9,026,376     9,068,714     8,841,170
                                 ================  ==============  ============  ============  ============

Weighted Average Common
Shares Outstanding
Assuming Dilution                     10,493,724      10,126,758     9,026,376     9,944,283     8,841,170
                                 ================  ==============  ============  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                             MATHSOFT, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK         ADDITIONAL    ACCUMULATED    CUMULATIVE      TOTAL       COMPREHENSIVE
                               NUMBER OF     $0.01 PAR     PAID-IN        DEFICIT     TRANSLATION  STOCKHOLDERS'    NET INCOME
                                SHARES         VALUE       CAPITAL                     ADJUSTMENT     EQUITY          (LOSS)
Balance, June 30, 1996          8,579,262   $   85,793  $ 28,158,558  $ (21,474,509)  $  (11,146)  $  6,758,696    $          -
  Acquisition of
  acroScience Corporation         250,000        2,500       618,500     (1,217,622)           -       (596,622)              -
  Exercise of stock
  options and Employee
  Stock Purchase Plan             177,114        1,771       374,777              -            -        376,548               -
  Compensation associated
  with issuance of stock
  options                               -            -        10,000              -            -         10,000               -
  Net loss                              -            -             -     (4,299,978)           -     (4,299,978)     (4,299,978)
  Translation adjustment                -            -             -              -      (80,518)       (80,518)        (80,518)
                                                                                                                   -------------
  Comprehensive net
  loss for the year
    ended June 30, 1997                                                                                            $ (4,380,496)
                               -----------  -----------  -----------  --------------  -----------  --------------  =============


Balance, June 30, 1997          9,006,376       90,064    29,161,835    (26,992,109)     (91,664)     2,168,126               -
  Exercise of stock
  options and Employee
  Stock Purchase Plan             102,240        1,022       177,917              -            -        178,939               -
  Net income                            -            -             -      1,104,584            -      1,104,584       1,104,584
  Translation adjustment                -            -             -              -       43,674         43,674          43,674
                                                                                                                   -------------
  Comprehensive net
  income for the six-month
  period ended
    December 31, 1997                                                                                              $  1,148,258
                               -----------  -----------  -----------  --------------  -----------  --------------  =============


Balance,                        9,108,616       91,086    29,339,752    (25,887,525)     (47,990)     3,495,323
  December 31, 1997
  Exercise of stock
  options and Employee
  Stock Purchase Plan             215,791        2,158       366,612              -            -        368,770               -
  Net income                            -            -             -      2,220,128            -      2,220,128       2,220,128
  Translation adjustment                -            -             -              -      (33,714)       (33,714)        (33,714)
                                                                                                                   -------------
  Comprehensive net
  income for the year
    ended December 31, 1998                                                                                        $  2,186,414
                               -----------  -----------  -----------  --------------  -----------  --------------  =============


Balance, December 31, 1998      9,324,407       93,244    29,706,364    (23,667,397)     (81,704)     6,050,507               -
  Exercise of stock options
  and Employee Stock
  Purchase Plan                   607,583        6,076     1,128,323              -            -      1,134,399               -
  Net income                            -            -             -      1,453,478            -      1,453,478       1,453,478
  Translation adjustment                -            -             -              -       (4,186)        (4,186)         (4,186)
                                                                                                                   -------------
  Comprehensive net
  income for the
  year ended
    December 31, 1999                                                                                              $  1,449,292
                               -----------  -----------  -----------  --------------  -----------  --------------  =============

Balance, December 31, 1999      9,931,990   $   99,320  $ 30,834,687  $ (22,213,919)  $  (85,890)  $  8,634,198
                             =============  ==========  ============  ==============  ===========  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                                 MATHSOFT, INC. AND SUBSIDIARIES

                                              Consolidated Statements of Cash Flows


                                                                                              SIX-MONTH
                                                                                             PERIOD ENDED   YEAR ENDED
                                                            YEARS ENDED DECEMBER 31,         DECEMBER 31,    JUNE 30,
                                                       1999         1998          1997          1997           1997
                                                                               (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                               $  1,453,478   $ 2,220,128   $(2,128,814)  $1,104,584    $(4,299,978)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities-
    Depreciation and amortization                      978,635     1,065,421     1,166,749      648,866      1,063,503
    Compensation associated with
      issuance of stock options                              -             -        10,000            -         10,000
    Changes in assets and liabilities,
      net of acquisitions-
      Accounts and other receivables                  (845,199)   (1,845,753)      157,618     (234,522)       643,756
      Inventories                                      111,560      (119,115)      282,054       88,580        210,946
      Prepaid expenses                                 103,023      (108,885)      212,048      241,811        (93,886)
      Accounts payable                                (119,006)      237,868      (158,596)     206,543        329,822
      Accrued expenses and other
        current liabilities                            289,671       215,813       367,039     (399,362)      (252,499)
      Deferred revenue                                 835,519       497,491       352,207      (54,202)       350,702
                                                ---------------  ------------  ------------  -----------   ------------

        Net cash provided by
        (used in) operating activities               2,807,681     2,162,968       260,305    1,602,298     (2,037,634)
                                                ---------------  ------------  ------------  -----------   ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                 (835,139)     (624,081)     (754,775)    (423,711)      (780,171)
  Increase in other assets                            (133,000)     (474,405)      (36,119)     (15,579)       (46,683)
                                                ---------------  ------------  ------------  -----------   ------------

        Net cash used in
        investing activities                          (968,139)   (1,098,486)     (790,894)    (439,290)      (826,854)
                                                ---------------  ------------  ------------  -----------   ------------

Cash Flows from Financing
Activities:
  Payments on long-term debt                                 -             -             -            -        (16,000)
  Payments on capital lease obligations
    and equipment financings                          (699,177)     (641,425)     (277,366)    (138,901)      (132,975)
  Borrowings on capital lease obligations
    and equipment financings                           467,024       815,003       649,838       84,432        565,406
  Proceeds from exercise of stock options,
    warrants and Employee Stock Purchase Plan        1,134,399       368,770       320,169      178,939        376,548
                                                ---------------  ------------  ------------  -----------   ------------


        Net cash provided by
        financing activities                           902,246       542,348       692,641      124,470        792,979
                                                ---------------  ------------  ------------  -----------   ------------


Effect of Exchange Rate Changes
on Cash and Cash Equivalents                            (4,186)      (33,714)       55,391       43,674        (80,518)
                                                ---------------  ------------  ------------  -----------   ------------


Net Increase (Decrease) in Cash
 and Cash Equivalents                                2,737,602     1,573,116       217,443    1,331,152     (2,152,027)

Cash and Cash Equivalents,
beginning of period                                  5,706,657     4,133,541     3,916,098    2,802,389      4,954,416
                                                ---------------  ------------  ------------  -----------   ------------


Cash and Cash Equivalents, end of period        $    8,444,259   $ 5,706,657   $ 4,133,541   $4,133,541    $ 2,802,389
                                                ===============  ============  ============  ===========   ============


Supplemental Disclosure of
Cash Flow Information:
  Cash paid during the period
  for-
    Interest                                    $       70,059   $    85,437   $    41,068   $   29,271    $    14,439
                                                ===============  ============  ============  ===========   ============
    Income taxes                                $      194,908   $    10,000   $    10,511   $    2,981    $     7,530
                                                ===============  ============  ============  ===========   ============

Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities:
The Company financed $83,623 and $63,333 of equipment through capital leases in the six-month period ended December 31, 1997 and in the year ended June 30, 1997, respectively.

    The accompanying notes are an integral part of these consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)


(1)     Operations  and  Significant  Accounting  Policies

MathSoft, Inc. (MathSoft) was incorporated on October 12, 1984. MathSoft develops, markets and supports software productivity tools for the technical calculation and data analysis markets comprised of professionals, students and educators.

On June 1, 1999, MathSoft incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary of MathSoft. On June 11, 1999, FSC issued 3,545,455 shares of Series A Preferred Stock to MathSoft. FSC is an Internet company providing information and assistance to a broad consumer market focused on funding the costs of education. FSC launched its Web site during February 2000. Accordingly, its activity through December 31, 1999 consisted primarily of developing its business plan, developing its Web site and hiring employees.

The accompanying consolidated financial statements comprise those of MathSoft and its wholly owned subsidiaries (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within its industry, including, without limitation, rapid technological change, competition and need to attract and retain key employees.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the consolidated financial statements and notes.

(a)     Change  in  Fiscal  Year

On December 16, 1997, the Company changed its fiscal year from June 30 to December 31. Accordingly, the Company's transition period was the six-month period from July 1, 1997 to December 31, 1997. The unaudited consolidated statements of operations and cash flows for the year ended December 31, 1997 are presented for comparative purposes only. These unaudited statements, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for fair presentation of results for the period.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                  (Continued)

(b)     Revenue  Recognition

Revenue from the licensing of software products is recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenues from software product license agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance if such acceptance is not deemed to be perfunctory. The Company provides for estimated returns and warranty costs at the time of sale. The Company offers maintenance contracts and training on certain of its products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Training revenue is recognized as services are performed. Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets. (See Note 1(g) for Funded Research)

(c)     Cash  and  Cash  Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Cash equivalents were approximately $5,960,000 and $4,000,000 as of December 31, 1999 and 1998, respectively, and consisted primarily of investments in commercial paper.

(d)     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                       DECEMBER 31,
                     1999       1998
  Raw materials   $   82,444  $ 98,200
  Finished goods     180,316   276,120
                  ----------  --------

                  $  262,760  $374,320
                  ==========  ========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                  (Continued)

(e)     Depreciation  and  Amortization

The Company provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                  ASSET CLASSIFICATION           USEFUL LIVES

             Computer equipment and software       3 years
             Furniture and fixtures               3 - 5 years
             Leasehold improvements              Life of lease

Property and equipment under capital leases are amortized over the shorter of the estimated useful life of three to five years or the term of the lease.

(f)     Research  and  Development

The Company accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 1999 and 1998, the six-month period ended December 31, 1997 and the year ended June 30, 1997, the Company expensed all research and development costs, as those costs incurred from technological feasibility to general release were not material.

(g)     Funded  Research

Funded Research amounts represent reimbursements primarily from government agencies for work performed by the Company's research and development department on a cost-plus basis. These amounts are recognized as the work is performed and are recorded as an offset against the Company's total research and development expenditures. During the fiscal years ended December 31, 1999 and 1998, the twelve months ended December 31, 1997, the six months ended December 31, 1997 and the fiscal year ended June 30, 1997, funded research totaled approximately $4,567,000, $2,831,000, $1,935,000, $1,090,000 and $1,915,000, respectively.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

(h)     Net  Income  (Loss)Per  Share

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                                                   SIX-MONTH      YEAR
                                                                  PERIOD ENDED    ENDED
                                     YEARS ENDED DECEMBER 31,     DECEMBER 31,   JUNE 30,
                                1999        1998        1997          1997        1997
                                                     (Unaudited)
Weighted average common
  shares outstanding          9,769,772   9,244,307    9,026,376     9,068,714  8,841,170
Effect of dilutive
  stock options                 723,952     882,451            -       875,569          -
                             ----------  ----------  -----------  ------------  ---------

Weighted average common
  shares outstanding
  assuming dilution          10,493,724  10,126,758    9,026,376     9,944,283  8,841,170
                             ==========  ==========  ===========  ============  =========

The above schedule does not include shares of common stock or options to purchase shares of common stock of FSC, the Company's wholly owned subsidiary.

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                                                            SIX-MONTH      YEAR
                                                           PERIOD ENDED    ENDED
                             YEARS ENDED DECEMBER 31,      DECEMBER 31,   JUNE 30,
                             1999     1998       1997          1997        1997
                                              (Unaudited)
Antidilutive stock options  349,116  255,586    2,872,292     1,996,723  3,001,562
                            =======  =======  ===========  ============  =========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

(i)     Foreign  Currency  Translation

Assets and liabilities of the Company's foreign branch are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction gains and losses are recognized currently in the statements of operations. The Company recognized transaction losses of approximately $14,000, $20,000 and $277,000 in the years ended December 31, 1999, 1998 and December 31, 1997 (unaudited), respectively, $75,000 in the six-month period ended December 31, 1997 and approximately $257,000 in the year ended June 30, 1997.

(j)     Other  Assets

Other assets, consisting primarily of purchased technology, long-term deposits and capitalized legal patent fees, totaled $425,922 and $488,595, net of accumulated amortization of $194,446 and $98,415 as of December 31, 1999 and 1998, respectively. During 1998, the Company purchased a UK distributor for approximately $382,000 and this amount is included in other assets as goodwill net of accumulated amortization of $135,701 and is being amortized over thirty-six months.

The Company assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of December 31, 1999.

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

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

During the years ended December 31, 1999 and 1998 and the six-month period ended December 31, 1997, one customer accounted for 13%, 13% and 12% of net revenues, respectively. One customer accounted for 14% of net revenues in the year ended June 30, 1997. As of December 31, 1999, the Company had one customer that accounted for 15% of accounts receivable. As of December 31, 1998 the Company had one customer that accounted for 12% of accounts receivable.

(l)     Use  of  Estimates

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

(m)     Financial  Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments consisting of cash, accounts receivable, equipment financing and capital leases. The estimated fair value of these financial instruments approximates their carrying value in the accompanying financial statements.

(n)     New  Accounting  Standards

In June 1999, Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position on results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, as amended by SAB 101(a), Revenue Recognition in Financial Statements. SAB No. 101 is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

In December 1998 the AICPA issued Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provision of SOP 98-9 for transactions entered into January 1, 2000. The Company does not expect adoption of SOP 98-9 will have a material impact on its financial position or operating results.

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

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                    SIX-MONTH
                                   PERIOD ENDED   YEAR ENDED
         YEARS ENDED DECEMBER 31,  DECEMBER 31,    JUNE 30,
             1999        1998          1997          1997
Domestic  $1,340,869  $1,706,031   $  633,233    $(4,011,290)
Foreign      389,517     536,976      489,136       (244,236)
          ----------  ----------   ------------  ------------

          $1,730,386  $2,243,007   $1,122,369    $(4,255,526)
          ==========  ==========   ============  ============

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

The  provisions  for  income  taxes  consist  of  the  following:

                                                           SIX-MONTH
                                                          PERIOD ENDED  YEAR  ENDED
                                YEARS ENDED DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                   1999        1998          1997          1997
Current tax expense-
Foreign                          $276,908   $  22,879     $  17,785     $    44,452

Deferred tax (expense) benefit-
Federal                            70,000    (387,000)      578,000               -
State                              12,000     (68,000)      102,000               -
                                 ---------  ----------    ----------    -----------
                                   82,000    (455,000)      680,000               -

Change in valuation reserve       (82,000)    455,000      (680,000)              -
                                 ---------  ----------    ----------    -----------

Total                            $276,908   $  22,879     $  17,785     $    44,452
                                 =========  ==========    ==========    ===========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           SIX-MONTH
                                                          PERIOD ENDED  YEAR ENDED
                                YEARS ENDED DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                1999              1998         1997       1997
Income tax provision at
federal statutory rate             34.00%         34.00%       34.00%     (34.00%)

Increase (decrease) in
tax resulting from-
  State tax provision, net
  of Federal rate                   6.27           6.03         6.36        (6.18)
  Other Permanent Items             0.76           0.96         1.00         0.83
  Effect of Foreign Tax Rate        8.35          (7.12)      (13.23)        3.00
  Foreign Tax Deduction            (5.44)         (0.35)       (0.54)       (0.36)
  Utilization of  NOL             (27.93)        (32.50)      (26.00)       40.27
  Valuation Allowance              17.34          13.80        11.92            -
  Credits                         (17.34)        (13.80)      (11.92)       (2.52)
                                ---------  -------------  -----------   ----------

                                   16.01%          1.02%        1.59%        1.04%
                                =========  =============  ===========   ==========

The significant components of the deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,
                                           1999          1998
Net  operating  loss  carryforward     $ 5,113,000   $ 5,298,000
Research  and  development
  credit  carryforwards                  1,320,000     1,020,000
Depreciation                               454,000       362,000
Temporary  differences                     667,000       792,000
                                       ------------  ------------

                                         7,554,000     7,472,000

Valuation  allowance                    (7,554,000)   (7,472,000)
                                       ------------  ------------
  Net deferred tax asset               $         -   $         -
                                       ============  ============

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

Due to the uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

During 1999, the Company has utilized approximately $545,000 of net operating loss carryforwards and has available net operating loss carryforwards of approximately $15,039,000 and tax credit carryforwards of approximately $1,320,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2013. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

(3)     Equipment  Financing

During 1999, the Company entered into several financing arrangements for the purchase of fixed assets totaling $467,024, all of which were equipment lease financing arrangements. All of the financings are payable in 24 equal monthly payments of principal plus interest ranging from 8.67% to 9.66%.

The Company has purchased equipment under financing agreements and has also leased certain equipment under capital leases expiring through fiscal 2002.
Future minimum payments as of December 31, 1999 under these financing arrangements and capital leases are as follows:

Year ending December 31,
  2000                                                           $414,473
  2001                                                            156,006
  2002                                                              1,396
                                                                 --------

    Total minimum lease payments                                  571,875

Less-Amount representing interest                                  39,896
                                                                 --------

    Present value of minimum payments                             531,979

Less-Current portion of equipment financings and capital leases   383,537
                                                                 --------

                                                                 $148,442
                                                                 ========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

(4)     Commitments

The Company has operating leases for its Cambridge, Waltham, Seattle and international office spaces and certain office equipment. One lease provides for uneven payments during the lease term; however, rent expense is charged to operations evenly over the leased period.

The approximate future lease payments under the Company's operating lease arrangements, exclusive of operating costs and net of sublease revenue through October 2004 are as follows:

                               GROSS
                             OPERATING
                              LEASES
Year ending December 31,
2000                         $ 1,273,000
2001                           1,220,000
2002                           1,194,000
2003                           1,194,000
2004                             752,000
                             -----------

Total future lease payments  $ 5,633,000
                             ===========

Rental expense under the Company's operating leases was approximately $913,000, $793,000 and $786,000 for the years ended December 31, 1999 and 1998 and December 31, 1997 (unaudited), respectively, $430,000 for the six-month period ended December 31, 1997, and approximately $723,000 for the year ended June 30, 1997.

(5)     Stockholders'  Equity

(a)     Stock  Option  Plans

The Company has a stock option plan that was adopted in 1992 (the 1992 Plan) whereby the Board of Directors may grant incentive stock options (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. ISOs are granted at a price not less than fair market value at the date of grant. The options typically vest over a five-year period. At December 31, 1999 the Company had 538,499 options available for future grant under the 1992 Plan.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

The  Company  has  a Nonemployee Director Stock Option Plan (the 1992 Director's
Plan) pursuant to which directors who are not officers or employees of the Company annually receive options to purchase shares of the Company's common stock. A total of 400,000 shares of common stock may be issued under the 1992 Director's Plan. The exercise price of each option equals the fair market value of the stock on the date of grant. The options are exercisable upon the earlier of one year from the date of grant or the first annual meeting of stockholders, following the date of grant at which members of the Board are elected. At December 31, 1999, the Company had 295,416 options available for future grant under the 1992 Director's Plan.

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

The Company has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to the Company are granted nonqualified options to purchase stock in the Company. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable. At December 31, 1999, the Company had 46,642 options available for future grant under the 1996 Non-Officer Plan.

As of December 31, 1999, a total of 5,407,556 shares of common stock were reserved for issuance under the 1992 Plan, the 1992 Director's Plan, the Key Officer Stock Option Plan, and the 1996 Non-Officer Plan.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative under SFAS No. 123 for employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted during fiscal years 1997, 1998 and 1999, and the six months ended December 31, 1997, including the Employee Stock Purchase Plan, using the Black-Scholes option pricing model prescribed by SFAS No. 123. For nonemployees, SFAS No. 123 requires that the compensation expense calculated using the Black-Scholes option pricing model be charged to the statement of operations. The value of options awarded to nonemployees as determined under SFAS No. 123 is not material to the results of operations for the fiscal year ended June 30, 1997, or for the six-month period ended December 31, 1997. There were no grants to nonemployees for the years ended December 31, 1998 and 1999.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

The  assumptions  used  and  the  weighted  average  information are as follows:

                                                               SIX-MONTH
                                                              PERIOD ENDED    YEAR ENDED
                              YEARS ENDED DECEMBER 31,        DECEMBER 31,     JUNE 30,
                                 1999              1998           1997           1997
Risk-free interest rates     5.10% - 6.33%   4.53% - 5.67%   5.95% - 6.61%   6.00% - 6.74%
Expected dividend yield           None           None            None            None
Expected lives                  7 years         5 years         5 years         5 years
Expected volatility               119%            77%             70%             70%
Weighted average grant-
date fair value of options
granted during the period       $ 2.52          $ 1.67          $ 2.50          $ 1.62
Weighted average remaining
contractual life of options
outstanding                    7.06 years     7.16 years      7.76 years      5.10 years

                                                            SIX-MONTH
                                                           PERIOD ENDED  YEARS ENDED
                                 YEAR ENDED DECEMBER 31,    DECEMBER 31,   JUNE 30,
                                   1999           1998          1997        1997
Net income (loss)
 as reported                   $  1,453,478  $   2,220,128  $1,104,584  $(4,299,978)
                               ============  =============  ==========  ============

Pro forma net
income (loss)                  $    359,323  $   1,271,140  $  706,565  $(4,880,616)
                               ============  =============  ==========  ============

Basic income (loss)
per share as reported          $       0.15  $        0.24  $     0.12  $     (0.49)
                               ============  =============  ==========  ============

Diluted net income
(loss) per share as reported   $       0.14  $        0.22  $     0.11  $     (0.49)
                               ============  =============  ==========  ============

Pro forma basic net
 income (loss) per share       $       0.03  $        0.14  $     0.08  $     (0.55)
                               ============  =============  ==========  ============

Pro forma diluted net
 income (loss) per share       $       0.03  $        0.13  $     0.07  $     (0.55)
                               ============  =============  ==========  ============

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

The  Company's  stock  option  activity  for  all  plans  is  as  follows:

                                  NUMBER OF     WEIGHTED AVERAGE
                                   SHARES       EXERCISE PRICE
Outstanding at June 30, 1996        2,368,368   $           3.03
  Granted                           1,289,514               2.74
  Exercised                          (148,651)              1.64
  Canceled                           (507,669)              4.28
                                  ------------  ----------------

Outstanding at June 30, 1997        3,001,562               2.33
  Granted                             110,900               3.42
  Exercised                           (78,770)              1.60
  Canceled                           (161,400)              2.35
                                  ------------  ----------------

Outstanding at December 31, 1997    2,872,292               2.39
  Granted                             721,150               2.67
  Exercised                          (161,278)              1.56
  Canceled                           (183,658)              3.30
                                  ------------  ----------------

Outstanding at December 31,1998      3,248,506              2.43
  Granted                              729,950              2.78
  Exercised                           (541,248)             1.83
  Canceled                            (442,140)             2.82
                                  -------------  ---------------

Outstanding at December 31,1999      2,995,068   $          2.57
                                  =============  ===============

Exercisable at December 31, 1999     1,732,446   $          2.44
                                  =============  ===============

Exercisable at December 31, 1998      1,847,454   $         2.21
                                  ==============  ==============

Exercisable at June 30, 1997          1,378,182   $         2.04
                                  ==============  ==============

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999:

                -----OPTIONS OUTSTANDING----------  --------OPTIONS EXERCISABLE--------
                               WEIGHTED                           WEIGHTED
                               AVERAGE    WEIGHTED                 AVERAGE    WEIGHTED
                 NUMBER OF    REMAINING   AVERAGE    NUMBER OF    REMAINING    AVERAGE
RANGE OF          OPTIONS    CONTRACTUAL   OPTION     OPTIONS    CONTRACTUAL   OPTION
OPTION PRICES   OUTSTANDING     LIFE        PRICE   EXERCISABLE     LIFE        PRICE
1.00 -  2.06        697,537   2.23 years  $   1.85      587,534   0.86 years  $    1.82
2.25 -  4.00      2,166,495   5.60 years      2.62    1,066,626   4.12 years       2.54
4.75 -  6.38        131,036   2.79 years      5.47       78,286   2.30 years       5.56
                -----------                         -----------

                  2,995,068   4.70 years      2.57    1,732,446   2.94 years       2.44
                ===========                         ===========

(b)     FreeScholarships.com  Option  Activity

FreeScholarships.com adopted its Stock Option and Incentive Plan during 1999 (the 1999 Plan) whereby the Board of Directors may grant incentive stock options
(ISOs), nonqualified stock options and awards of common stock to eligible employees and others, as defined. ISOs are granted at a price not less than fair market value at the date of grant. The options typically vest over a four-year period, beginning on the year anniversary of the date of grant. The number of shares of Common Stock that may be issued pursuant to the 1999 Plan is 1,909,090 shares.

                                  NUMBER OF  EXERCISE
                                   SHARES      PRICE
Outstanding at December 31, 1998          -  $      -
Granted                           1,259,909      0.13
                                  ---------  --------

Outstanding at December 31, 1999  1,259,909  $   0.13
                                  =========  ========

Exercisable at December 31, 1999          -         -
                                  =========  ========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)


There were no grants to nonemployees for the year ended December 31, 1999. The SFAS No. 123 assumptions used and weighted average information for the year ended December 31, 1999 are as follows:


Risk-free interest rates                   6.05%-6.33%
Expected dividend yield                       None
Expected lives                              7 years
Expected volatility                           70%
Weighted average grant-date fair value
  of options granted during the period       $0.09
Weighted average remaining
  contractual life of options outstanding  9.47 years

Had compensation cost for FreeScholarships.com stock option plan been recorded under SFAS No. 123 the effect on FreeScholarships.com's net loss would have been immaterial.

(c)     Employee  Stock  Purchase  Plan

The Company has an employee stock purchase plan pursuant to which the Company has reserved and may issue up to 450,000 shares of common stock in semiannual offerings over a 10-year period. Shares of common stock are sold at 85% of fair market value, as defined. During the years ended December 31, 1999 and 1998, the Company issued 66,335 and 54,513 shares under the Plan, respectively. During the six-month period ended December 31, 1997, the Company issued 23,470 shares under the Plan. During the year ended June 30, 1997, the Company issued 28,463, shares under the Plan.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

(6)     Geographic  Data

Revenues by geographic area based on customer location were as follows (in thousands):

                                                    SIX-MONTH
                                                   PERIOD ENDED  YEAR ENDED
                         YEARS ENDED DECEMBER 31,  DECEMBER 31,   JUNE 30,
GEOGRAPHIC AREA               1999        1998        1997         1997
United States and Canada    $20,829     $17,549    $      9,177  $   11,661
United Kingdom                2,313       1,640             977       1,675
Germany                       1,217         813             625         648
Japan                           737         768             442         849
Other                         3,507       3,677           1,803       2,845
                            -------     -------    ------------  ----------

                            $28,603     $24,447    $     13,024  $   17,678
                            =======     =======    ============  ==========

(7)     Segment  Reporting

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. MathSoft's chief operating decision making group consists of the Chief Executive Officer, members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents a different market served by specialized products, services and distribution.

MathSoft's reportable operating segments include the Engineering and Education Software Products Division, the Data Analysis Software Products Division, and FreeScholarships.com. Revenues for Engineering and Education Software Products Division are derived from sales of Mathcad, Electronic Books, Axum, Extension Packs and Study Works. Revenues from the Data Analysis Software Products Division include S-PLUS licenses, maintenance, training and consulting, add-on modules and StatServer. The Company did not generate revenues related to FreeScholarships.com for the year ended December 31, 1999.

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. MathSoft evaluates performance based on stand-alone operating segment net income (loss). Revenues are attributed to geographic areas based on where the end customer is located (see
Note  6).

                                                                 SIX-MONTH
                                                                PERIOD ENDING   YEAR ENDED
                                  YEARS ENDED DECEMBER 31,       DECEMBER 31,    JUNE 30,
                                     1999            1998           1997          1997
                                                      (In thousands)
Segment Revenues-
  Engineering and Education
    Software Products Division  $      16,391   $      15,604   $   8,776      $   11,850
  Data Analysis Software
    Products Division                  12,212           8,843       4,248           5,828
  FreeScholarships.com                      -               -           -               -
                                --------------  --------------  ----------     -----------
      Total net revenues        $      28,603   $      24,447   $  13,024      $   17,678
                                ==============  ==============  ==========     ===========

Segment Income (Loss)-
  Engineering and Education
    Software Products Division  $       1,552   $       1,973   $   1,153      $   (2,153)
  Data Analysis Software
    Products Division                   1,743             247         (48)         (2,147)
  FreeScholarships.com                 (1,842)              -           -               -
                                --------------  --------------  ----------     -----------
      Total net income (loss)   $       1,453   $       2,220   $   1,105      $   (4,300)
                                ==============  ==============  ==========     ===========

Segment Assets-
  Engineering and Education
    Software Products Division  $      19,641   $      14,798   $  12,125      $   11,201
  Data Analysis Software
    Products Division                   4,227           4,074       3,067           2,965
  FreeScholarships.com                  1,506               -           -               -
  Eliminations                         (8,381)         (5,380)     (5,380)         (5,380)
                                --------------  --------------  ----------     -----------
      Total                     $      16,993   $      13,492   $   9,812      $    8,786
                                ==============  ==============  ==========     ===========

Segment Expenditures to
Acquire Long-Lived Assets-
  Engineering and Education
    Software Products Division  $         229   $         436   $     232      $      440
  Data Analysis Software
    Products Division                     450             662         207             397
  FreeScholarships.com                    289               -           -               -
                                --------------  --------------  ----------     -----------
      Total                     $         968   $       1,098   $     439      $      837
                                ==============  ==============  ==========     ===========

Segment Interest Income-
  Engineering and Education
   Software Products Division   $         169   $         168   $      50      $      147
  Data Analysis Software
    Products Division                       7               -           -               6
  FreeScholarships.com                     55               -           -               -
                                --------------  --------------  ----------     -----------
      Total                     $         231   $         168   $      50      $      153
                                ==============  ==============  ==========     ===========


                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

Segment Interest Expense-
  Engineering and Education
    Software Products Division  $          37   $          50   $      18      $       11
  Data Analysis Software
    Products Division                      33              36          11               3
  FreeScholarships.com                      -               -           -               -
                                --------------  --------------  ----------     -----------
      Total                     $          70   $          86   $      29      $       14
                                ==============  ==============  ==========     ===========

Segment Income Tax Provision-
  Engineering and Education
    Software Products Division  $         162   $          23   $      18      $       44
  Data Analysis Software
    Products Division                     115               -           -               -
  FreeScholarships.com                      -               -           -               -
                                --------------  --------------  ----------     -----------
      Total                     $         277   $          23   $      18      $       44
                                ==============  ==============  ==========     ===========

Segment Depreciation
and Amortization-
  Engineering and Education
    Software Products Division  $         465   $         584   $     396      $      667
  Data Analysis Software
    Products Division                     501             481         253             397
  FreeScholarships.com                     13               -           -               -
                                --------------  --------------  ----------     -----------
      Total                     $         979   $       1,065   $     649      $    1,064
                                ==============  ==============  ==========     ===========


(8)     Accrued  Expenses

Accrued  expenses  and  other  current  liabilities  consist  of  the following:

                                                  DECEMBER 31,
                                               1999          1998
Accrued payroll and payroll-related items  $   1,342,996  $1,196,616
Accrued vacation                                 419,243     440,676
Accrued royalties                                272,760     178,918
Other accrued expenses                           707,142     636,262
                                           -------------  ----------

                                           $   2,742,141  $2,452,472
                                           =============  ==========

                          MATHSOFT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 1999

                 (Including Data Applicable to Unaudited Period)

                                    (Continued)

(9)     Line  of  Credit

The Company has a line of credit with a bank, collateralized by substantially all of the Company's assets. Borrowings are limited to the lesser of 80% of eligible domestic accounts receivable, as defined, or $2,000,000. Interest on outstanding borrowings under this line is based on the bank's prime rate (8.5% at December 31, 1999) plus 0.5%. The Company had no outstanding borrowings under this line as of December 31, 1999. The agreement, which expires April 30, 2000, contains covenants that, among other things, require the Company to meet certain profitability and maximum leverage ratios and to maintain a minimum level of tangible net worth.

(10)     Valuation  and  Qualifying  Accounts

A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 1999, 1998, the six-month period ended June 30, 1997 and the year ended June 30, 1997 are as follows:

                                             BALANCE,
                                            BEGINNING  CHARGED TO               BALANCE,
                                               OF      COSTS AND                 END OF
                                             PERIOD     EXPENSES   DEDUCTIONS    PERIOD
Year Ended December 31, 1999:
Allowance for doubtful accounts            $  169,062  $   72,737  $    98,638  $  143,161
Allowance for sales returns                   700,547     290,238            -     990,785
                                           ----------  ----------  -----------  ----------

Total reserve for accounts receivable      $  869,609  $  362,975  $    98,638  $1,133,946
                                           ==========  ==========  ===========  ==========

Year Ended December 31, 1998:
Allowance for doubtful accounts            $  459,820  $   97,708  $   388,466  $  169,062
Allowance for sales returns                 1,138,513     122,487      560,453     700,547
                                           ----------  ----------  -----------  ----------

Total reserve for accounts receivable      $1,598,333  $  220,195  $   948,919  $  869,609
                                           ==========  ==========  ===========  ==========

Six-Month Period Ended December 31, 1997:
Allowance for doubtful accounts            $  410,825  $   56,660  $     7,665  $  459,820
Allowance for sales returns                 1,309,031     105,119      275,637   1,138,513
                                           ----------  ----------  -----------  ----------

Total reserve for accounts receivable      $1,719,856  $  161,779  $   283,302  $1,598,333
                                           ==========  ==========  ===========  ==========

Year Ended June 30, 1997:
Allowance for doubtful accounts            $  376,734  $   83,297  $    49,206  $  410,825
Allowance for sales returns                   398,944   1,306,858      396,771   1,309,031
                                           ----------  ----------  -----------  ----------

Total reserve for accounts receivable      $  775,678  $1,390,155  $   445,977  $1,719,856
                                           ==========  ==========  ===========  ==========