Form 10-Q
period 2000-03-31
MATHSOFT INC
filed 2000-05-15
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     YES    X              NO
                          -----               -----

AS OF MAY 10, 2000 THERE WERE 10,377,578 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                        MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART  I.    FINANCIAL  INFORMATION:

     Item  1.  Consolidated  Condensed  Financial  Statements

            -  Consolidated  Condensed  Balance  Sheets  as  of
               March  31,  2000  and  December  31,  1999                     3

            -  Consolidated Condensed Statements of Income for the
               Three  Months  Ended  March  31,  2000  and  1999              5

            -  Consolidated Condensed Statements of Cash Flows for the
               Three  Months  Ended  March  31,  2000  and  1999              6

            -  Notes  to  Consolidated  Condensed  Financial  Statements      8

     Item  2.  Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations                       12

     Cautionary  Statements                                                  14

     Item  3.  Quantitative  and  Qualitative  Disclosures about Market
               Risk                                                          18


PART  II.   OTHER  INFORMATION:

     Item  6.  Exhibits  and  Reports  on  Form  8-K                         19


SIGNATURES                                                                   20

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                          MARCH 31,   DECEMBER  31,
                                                            2000           1999
                                                         -----------  --------------
CURRENT ASSETS:
       Cash and cash equivalents                         $ 6,368,520  $    8,444,259
       Accounts receivables, less reserves of
            approximately $983,000 at March 31, 2000
            and $1,134,000 at December 31, 1999            6,033,712       4,743,130
       Other receivables                                   1,789,701       1,420,154
       Inventories                                           167,949         262,760
       Prepaid expenses                                      793,320         382,291
                                                         -----------  --------------
                    Total current assets                  15,153,202      15,252,594
                                                         -----------  --------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                     6,083,928       5,529,795
       Property and equipment under capital lease            918,042         918,042
       Furniture and fixtures                              1,174,139       1,105,128
       Leasehold improvements                                644,473         626,534
                                                         -----------  --------------
                                                           8,820,582       8,179,499

       Less - Accumulated depreciation and amortization    7,047,793       6,865,495
                                                         -----------  --------------
                                                           1,772,789       1,314,004

OTHER ASSETS                                                 399,105         425,922
                                                         -----------  --------------

                                                         $17,325,096  $   16,992,520
                                                         ===========  ==============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                            MARCH 31,     DECEMBER 31,
                                                             2000            1999
                                                        -------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing                     $    471,277   $     383,537
       Accounts payable                                    3,649,359       2,362,150
       Accrued expenses and other current liabilities      2,476,548       2,742,141
       Deferred revenue                                    2,890,454       2,722,052
                                                        -------------  --------------
                    Total current liabilities              9,487,638       8,209,880
                                                        -------------  --------------

Capital Lease Obligations and Equipment Financing,
           Less current portion                              139,874         148,442
                                                        -------------  --------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                            -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 10,177,178 shares
            at March 31, 2000 and 9,931,990 shares at
            December 31, 1999                                101,772          99,320
       Additional paid-in capital                         31,494,909      30,834,687
       Accumulated deficit                               (23,830,818)    (22,213,919)
       Cumulative translation adjustment                     (68,279)        (85,890)
                   Total stockholders' equity              7,697,584       8,634,198
                                                        -------------  --------------
                                                        $ 17,325,096   $  16,992,520
                                                        =============  ==============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                          MATHSOFT, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ---------------------------
                                                            2000          1999
                                                        ------------  -------------
REVENUES:
       Software licenses                                $ 5,957,106   $  5,276,947
       Services and other                                 1,864,308      1,262,427
                                                        ------------  -------------
            Total net revenues                            7,821,414      6,539,374
                                                        ------------  -------------
COST OF REVENUES:
       Software licenses                                  1,036,425        805,352
       Services and other                                 1,326,776        389,441
                                                        ------------  -------------
            Total cost of revenues                        2,363,201      1,194,793
                                                        ------------  -------------
            Gross profit                                  5,458,213      5,344,581
                                                        ------------  -------------
OPERATING EXPENSES:
       Sales and marketing                                4,453,024      2,815,576
       Research and development-Gross                     2,936,168      2,226,529
       Less Funded research                              (1,305,424)    (1,038,954)
                                                        ------------  -------------
       Research and development, net                      1,630,744      1,187,575
       General and administrative                         1,033,425        735,379
                                                        ------------  -------------
            Total operating expenses                      7,117,193      4,738,530
                                                        ------------  -------------
            INCOME (LOSS)  FROM OPERATIONS               (1,658,980)       606,051

Interest Income, net                                         57,932         41,440
                                                        ------------  -------------

            INCOME (LOSS) BEFORE PROVISION FOR
                INCOME TAXES                             (1,601,048)       647,491

Provision for Income Taxes                                   15,851         10,080
                                                        ------------  -------------
            NET INCOME (LOSS)                           $(1,616,899)  $    637,411
                                                        ============  =============
BASIC NET INCOME (LOSS) PER SHARE                       $      (.16)  $       0.07
                                                        ============  =============
DILUTED NET INCOME (LOSS) PER SHARE                     $      (.16)  $       0.06
                                                        ============  =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            10,065,767      9,687,055
                                                        ============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION    10,065,767     10,869,334
                                                        ============  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 MATHSOFT, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ----------------------------
                                                                        2000           1999
                                                                    ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $(1,616,899)  $     637,411
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities -
     Depreciation and amortization                                      208,141         219,252
     Changes in assets & liabilities-
         Accounts receivables                                        (1,290,582)       (558,360)
         Other receivables                                             (369,547)         15,839
         Inventories                                                     94,811         119,735
         Prepaid expenses                                              (231,924)       (201,273)
         Accounts payable                                             1,287,209        (495,144)
         Accrued expenses                                              (265,593)       (446,027)
         Deferred revenue                                               168,402         232,619
                                                                    ------------  --------------
             Net cash used in operating activities                   (2,015,982)       (475,948)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (641,083)        (88,228)
  Decrease (Increase) in other assets                                       973           8,568
                                                                    ------------  --------------
            Net cash used in investing activities                      (640,110)        (79,660)
                                                                    ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations and equipment financing        (204,428)       (142,300)
  Borrowings on capital lease obligations and equipment financing       104,495          51,676
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                                    662,674         728,312
                                                                    ------------  --------------
            Net cash provided by financing activities                   562,741         637,688


Effect of exchange rate changes on cash and cash equivalents             17,612          (1,099)
                                                                    ------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            (2,075,739)         80,981

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        8,444,259       5,706,657
                                                                    ------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 6,368,520   $   5,787,638
                                                                    ============  ==============

The accompanying notes are an integral part of these consolidated condensed financial statements

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                            -----------------
                                             2000     1999
                                            -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                    $20,347  $16,668
                                            =======  =======
                Income taxes                $ 6,824  $16,368
                                            =======  =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1999 have been reclassified to conform to the presentation for the quarter ended March 31, 2000.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                        MARCH 31, DECEMBER 31,
                          2000      1999
                        --------  --------
Materials and supplies  $ 53,321  $ 82,444
Finished goods           114,628   180,316
                        --------  --------
                        $167,949  $262,760
                        --------  --------

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

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:


                                              THREE  MONTHS  ENDED
                                                  MARCH  31,
                                            ----------------------

                                                  2000        1999
                                            ----------  ----------
             Weighted average shares
                 outstanding                10,065,767   9,687,055

             Effect of dilutive securities          --   1,182,279
                                            ----------  ----------
             Weighted average shares
             outstanding assuming dilution  10,065,767  10,869,334
                                            ==========  ==========


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:


                                      THREE MONTHS ENDED
                                          MARCH  31,
                                      ==================
                                        2000      1999
                                      =========  =======

             Antidilutive securities  1,654,292  156,036
                                      ---------  -------

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

Total  comprehensive  income  is  as  follows:

                                       THREE  MONTHS  ENDED
                                             MARCH  31,
                                    --------------------------
                                       2000            1999
                                    ------------  ------------
Net income (loss)                   $(1,616,899)  $   637,411
Cumulative translation adjustment        17,612        (1,099)
                                    ------------  ------------
Comprehensive income                $ 1,599,287   $   636,312
                                    ------------  ------------

5.     SEGMENT  REPORTING

The Company's continuing operations are classified in three primary business segments: (1) Engineering and Education Software Products Division, (2) Data Analysis Software Products Division and (3) FreeScholarships.com. Summarized financial information by business segment for continuing operations is as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                     2000     1999
                                                  -------------------
                                                    (in thousands)
Segment revenues:
    Engineering and Education Software Products   $  4,249   $  3,704
    Data Analysis Software Products                  3,537      2,835
    FreeScholarsips.com                                 35        --
                                                  ---------  --------
           Total net revenues                     $  7,821   $  6,539
                                                  ---------  --------

Segment income (loss):
    Engineering and Education Software Products   $    305   $    169
    Data Analysis Software Products                    634        468
    FreeScholarships.com                            (2,556)       --
                                                  ---------  --------
           Total net income (loss)                $( 1,617)  $    637
                                                  ---------  --------

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  NEW  ACCOUNTING  STANDARDS

In March 1999, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No.
25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective on July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date of the interpretation, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the interpretation,(a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. MathSoft expects that the adoption of this interpretation would not have any effect on the accompanying financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999.

RESULTS  OF  OPERATIONS

Total  net  revenues  increased 19.6% from $6,539,000 for the three months ended
March 31, 1999 to $7,821,000 for the three months ended March 31, 2000. The increase in total net revenues was primarily attributable to an increase in both license and service revenue generated from the Data Analysis Software Products Division and to a lesser extent, to an increase in revenue from the Engineering and Education Software Products Division. FreeScholarships.com generated its first revenues during the three months ended March 31, 2000, totaling $35,000, from advertising on its website. The FreeScholarsips.com website commenced operations in February 2000.

Worldwide Data Analysis Software Products Division license and service revenue increased 24.8% from $2,835,000 for the three months ended March 31, 1999 to $3,537,000 for the three months ended March 31, 2000, and increased as a percentage of total net revenues from 43.4% to 45.2%. The increase in Data Analysis Software Products Division revenue was primarily attributable to an increase in service revenues, which include maintenance, training and consulting. The increase in both service and license revenues was directly attributable to the June 1999 release of S-Plus 2000.

Worldwide Engineering and Education Software Products Division revenues increased 14.7% from $3,704,000 for the three months ended March 31, 1999 to $4,249,000 for the three months ended March 31, 2000, and decreased as a percentage of total net revenues from 56.6% to 54.3%. The increase in Engineering and Education Software Products Division revenues is due to increased sales of the Study Works product line and Mathcad product suites.

Total international revenues attributable to sales of all Company product lines increased 24.0% from $1,875,000 for the three months ended March 31, 1999 to $2,325,000 for the three months ended March 31, 2000, and increased as a percentage of total revenues from 28.7% to 29.7%.

Total cost of revenues increased 97.7% from $1,195,000 for the three months ended March 31, 1999 to $2,363,000 for the three months ended March 31, 2000, and increased as a percentage of total revenues from 18.3% to 30.2%. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to web hosting and content costs, internet connection charges, equipment depreciation, compensation, and scholarship awards, all associated with FreeScholarships.com.

Sales and marketing expenses increased 58.1% from $2,816,000 for the three months ended March 31, 1999 to $4,453,000 for the three months ended March 31, 2000, and increased as a percentage of total revenues from 43.1% to 56.9%. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures associated with the launch of the FreeScholarships.com website.

Net research and development expenses increased from $1,188,000 for the three months ended March 31, 1999 to $1,631,000 for the three months ended March 31, 2000, and increased as a percentage of total revenues from 18.2% to 20.8%. The overall increase in net research and development expenses was primarily attributable to FreeScholarships.com and increased investments in the Mathcad and S-Plus product lines, and was partially offset by the increase in research funding. Funded research increased 25.6% from $1,039,000 in the first three months ended March 31, 1999 to $1,305,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

for the three months ended March 31, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts.

General and administrative expenses increased 40.5% from $735,000 in the three months ended March 31, 1999 to $1,033,000 in the three months ended March 31, 2000, and increased as a percentage of total revenues from 11.2% to 13.2%. The increase in overall general and administrative expenses was due primarily to increased temporary staffing and consulting fees associated with FreeScholarships.com, increased compensation and temporary staffing costs associated with both of the software products divisions, increased insurance costs, and increased foreign currency transaction losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $6,369,000 at March 31, 2000, decreased $2,076,000 during the three months ended March 31, 2000, from $8,444,000 at December 31, 1999. The negative cash flow resulted primarily from cash used in operations of $2,016,000, purchases of property and equipment of $641,000 and payments of capital lease obligations and equipment financing of $204,000, partially offset by proceeds generated by exercise of stock options and stock purchases under the employee stock option and stock purchase plans of $663,000, and borrowings of capital lease obligations and equipment financing of $104,000.

The Company's financial reserves are represented by cash and cash equivalents of $6,369,000 as of March 31, 2000. The Company also has a line of credit agreement with a commercial bank. Borrowings under the line are limited to the lesser of 80% of eligible domestic accounts receivable or $2,000,000 based on certain profitability covenants. Borrowings are secured by a first security interest on substantially all of the Company's assets and bear interest at the bank's prime rate plus 0.5%. The line of credit contains certain restrictive covenants, including requirements to achieve or maintain minimum amounts of profitability, equity, leverage and liquidity, all as defined in the agreement that expires on June 30, 2000. As of March 31, 2000, the Company was in compliance or had received a waiver for all covenants and could borrow up to $2,000,000. There were no amounts outstanding under this line at March 31, 2000.

Based on its present plans for the near term investment in FreeScholarships.com, the Company believes its financial reserves and cash flows from future operations may not be sufficient to meet its liquidity requirements for the next twelve months. Therefore, the Company anticipates attempting to conclude one or more financing transactions, which could include sales of selected assets, bank borrowings or sales of stock in either or both of the Company or one or more of its operating units. However, if such sources of financing are not available for any reason the Company has the ability to reduce its planned investment in FreeScholarships.com to meet its liquidity requirements for the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

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

LIMITED OPERATING HISTORY IN THE INTERNET MARKET. Since 1984, the Company has focused on development of its core software products, the Mathcad and S-PLUS product families. In 1999, the Company broadened its focus to include the development of FreeScholarships.com, an internet venture that launched its associated website in February, 2000, and courses related to the use of its core software product families that are offered through the World Wide Web, such as the S-PLUS Knowledge Discovery Series. Historically, the Company's revenues have come from licenses related to the Company's core

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

product families. Although the Company anticipates that the majority of its revenue will continue to come from licenses related to its core product families, these moves toward increased focus on the Internet have required, and will continue to require, changes in personnel and business processes.

THE COMPANY MAY HAVE TO FIND OUTSIDE PARTNERS OR SOURCES OF FUNDING FOR FREESCHOLARSHIPS.COM. The Company may require partners or other sources of outside funding to continue the funding of FreeScholarships.com. Although the Company is currently reviewing various funding strategies, the Company has no agreements with external sources in place to assist the Company in funding FreeScholarships.com beyond September 30, 2000. There can be no assurance that any partnering or funding opportunities will be available on terms and conditions acceptable to the Company.

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

CHANGING REGULATORY ENVIRONMENT. Laws and regulation regarding the Internet are becoming more common. Changes in laws regarding privacy, internet access taxes or other areas may require the Company to change the way it does business over the Internet. For example, FreeScholarships.com aims its services and products at persons age 13 and above. Currently, the Children's Online Privacy Protection Act, also known as COPPA, and the regulations enacted by the Federal Trade Commission, also known as the FTC, to enforce the COPPA, require that the Company not collect personally identifiable data from children 12 years or younger. If this law was changed and the minimum age level increased, it could damage the Company's ability to attract teenage users to the FreeScholarships.com web site. The laws governing the use of the Internet are generally unsettled. There is no way to predict the ways in which existing and new laws will apply to Internet commerce, services or products.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 29.7% and 28.7% of the Company's total revenues in the three months ended March 31, 2000 and 1999, respectively, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed with or as part of Mathcad, certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci's products are based, are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The technical calculation software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. The

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

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

                         MATHSOFT, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company operates a subsidiary in the United Kingdom which incurs expenses denominated in its local currency. However, the Company believes that these operating expenses will not have a material adverse effect on its results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments and the Company's available line of credit requires interest payments calculated at variable rates. Based on the nature and current levels of the Company's investments and debt, however, the Company believes that there is no material market risk or exposure.
The Company's general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. The Company currently places its investments in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

                         MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

              The Company filed a Current Report on Form 8-K dated January 10, 2000 reporting results for the three-months ended December 31, 1999.

              The Company filed a Current Report on Form 8-K dated April 12, 2000 reporting fiscal first quarter results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MATHSOFT, INC.



Dated:  May 12, 2000           By  /s/ Charles J. Digate
                               --------------------------------------
                               Charles J. Digate
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)




Dated:  May 12, 2000            By  /s/ Dermot P. O'Grady
                                ---------------------------
                                Dermot P. O'Grady
                                Corporate Controller
                                (Principal Financial and Accounting Officer)