Form 10-Q
period 2000-06-30
MATHSOFT INC
filed 2000-08-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                     YES      X              NO
                            -----

AS OF AUGUST 10, 2000 THERE WERE 10,663,178 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

PART I.    FINANCIAL INFORMATION:

 Item 1. Consolidated Condensed Financial Statements

           - Consolidated Condensed Balance Sheets as of
               June 30, 2000 (unaudited) and December 31, 1999                  3

           - Consolidated Condensed Statements of Income for the
               Three and Six Months Ended June 30, 2000 and 1999 (unaudited)    5

           - Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999 (unaudited)              6

           - Notes to Consolidated Condensed Financial Statements               8

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             12

  Cautionary Statements                                                        16

  Item 3. Quantitative and Qualitative Disclosures about Market
          Risk                                                                 20

PART II.   OTHER INFORMATION:

  Item 4. Submission of Matters to a Vote of Security Holders                  21

  Item 5. Other Information                                                    22

  Item 6. Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                     23

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                        JUNE  30,   DECEMBER  31,
                                                          2000         1999
                                                       -----------  -----------
CURRENT ASSETS:
       Cash and cash equivalents                       $ 5,462,520  $ 8,444,259
       Accounts receivables, less reserves of
            approximately $1,026,775 at June 30, 2000
            and $1,134,000 at December 31, 1999          6,209,525    4,743,130
       Other receivables                                 1,373,885    1,420,154
       Inventories                                         189,201      262,760
       Prepaid expenses                                    688,214      382,291
                                                       -----------  -----------
                    Total current assets                13,923,345   15,252,594
                                                       -----------  -----------
PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                   6,352,066    5,529,795
       Property and equipment under capital lease          993,043      918,042
       Furniture and fixtures                            1,288,020    1,105,128
       Leasehold improvements                              652,200      626,534
                                                       -----------  -----------
                                                         9,285,329    8,179,499
       Less - Accumulated depreciation                   7,261,608    6,865,495

                                                         2,023,721    1,314,004
                                                       -----------  -----------

OTHER ASSETS, INCLUDING INTANGIBLES, NET                   380,349      425,922
                                                       -----------  -----------
                                                       $16,327,415  $16,992,520
                                                       ===========  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                           JUNE 30,      DECEMBER 31,
                                                             2000            1999
                                                         -------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing                      $    399,877   $     383,537
       Accounts payable                                     3,161,608       2,362,150
       Accrued expenses and other current liabilities       3,939,067       2,742,141
       Deferred revenue                                     3,016,784       2,722,052
                                                         -------------  --------------
                    Total current liabilities              10,517,336       8,209,880
                                                         -------------  --------------

Capital Lease Obligations and Equipment Financing,
           Less current portion                               138,889         148,442
                                                         -------------  --------------
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                             -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 10,663,178 shares
            at June 30, 2000 and 9,931,990 shares at
            December 31, 1999                                 106,632          99,320
       Additional paid-in capital                          32,465,237      30,834,687
       Accumulated deficit                                (26,323,821)    (22,213,919)
       Notes receivable for stock (Note 8)                   (550,000)              -
       Cumulative translation adjustment                      (26,858)        (85,890)
                                                         -------------  --------------
                   Total stockholders' equity               5,671,190       8,634,198
                                                         -------------  --------------
                                                         $ 16,327,415   $  16,992,520
                                                         -------------  --------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT INC, AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      -----------------------------------------------------
                                                         2000          1999          2000          1999
                                                      ------------  ------------  ------------  ------------
REVENUES:
  Software licenses                                   $ 5,267,004   $ 5,110,605   $11,224,110   $10,387,402
  Services and other                                    2,586,548     1,417,960     4,450,857     2,680,387
                                                      ------------  ------------  ------------  ------------
    Total revenues                                      7,853,552     6,528,565    15,674,967    13,067,789
                                                      ------------  ------------  ------------  ------------

COST OF REVENUES:
  Software licenses                                       915,857       838,398     1,952,283     1,643,750
  Services and other                                    2,097,196       430,059     3,423,972       819,500
                                                      ------------  ------------  ------------  ------------
    Total cost of revenues                              3,013,053     1,268,457     5,376,255     2,463,250
                                                      ------------  ------------  ------------  ------------
    Gross profit                                        4,840,499     5,260,108    10,298,712    10,604,539
                                                      ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Sales and marketing                                   4,482,804     2,937,498     8,935,828     5,753,073
  Research and
      development - gross                               2,997,802     2,326,943     5,933,970     4,553,472
  Less funded research                                 (1,208,205)   (1,149,575)   (2,513,629)   (2,188,529)
                                                      ------------  ------------  ------------  ------------
  Research and development, net                         1,789,597     1,177,368     3,420,341     2,364,943
  General and administrative                            1,085,275       768,299     2,118,700     1,503,678
                                                      ------------  ------------  ------------  ------------
    Total operating expenses                            7,357,676     4,883,165    14,474,869     9,621,694
                                                      ------------  ------------  ------------  ------------

    INCOME (LOSS) FROM OPERATIONS                      (2,517,174)      376,943    (4,176,157)      982,845

Interest income, net                                       53,721        34,301       111,651        75,741

                                                      ------------  ------------  ------------  ------------

    INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (2,463,457)      411,244    (4,064,506)    1,058,586

Provision for income taxes                                 29,545        22,340        45,396        32,420
    NET INCOME (LOSS)                                 $(2,493,001)  $   388,904   $(4,109,902)   $1,026,166
                                                      ------------  ------------  ------------  ------------

Basic Net Income (loss) Per Share                     $     (0.24)  $      0.04   $     (0.40)  $      0.11
                                                      ============  ============  ============  ============
Diluted Net Income (loss) Per Share                   $     (0.24)  $      0.04   $     (0.40)  $      0.10
                                                      ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                             10,398,246     9,766,175    10,232,106     9,726,615
                                                      ============  ============  ============  ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING ASSUMING DILUTION                     10,398,246    10,495,170    10,232,106    10,682,252
                                                      ============  ============  ============  ============


The  accompanying  notes  are  an  integral part of these consolidated condensed financial  statements.

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   2000            1999
                                                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $(4,109,902)  $     1,026,166
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities -
     Depreciation and amortization                                                 441,952           427,138
     Changes in assets & liabilities-
         Accounts receivables                                                   (1,466,395)         (437,294)
         Other receivables                                                          46,270            65,156
         Inventories                                                                73,558           118,952
         Prepaid expenses                                                         (126,819)         (251,024)
         Accounts payable                                                          799,458          (389,680)
         Accrued expenses                                                        1,196,926          (539,414)
         Deferred revenue                                                          294,732           321,642
                                                                               ------------  ----------------
             Net cash (used in) provided by operating activities                (2,850,220)          341,642

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (1,105,829)         (263,597)
  Decrease (Increase) in other assets                                                 (268)           11,500
                                                                               ------------  ----------------
            Net cash used in investing activities                               (1,106,097)         (252,097)
                                                                               ------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payables                                                              -           (65,036)
  Payments on capital lease obligations and equipment financing                   (367,111)         (258,737)
  Borrowings on capital lease obligations and equipment financing                  194,795           255,255
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                                             1,087,862           730,624
                                                                               ------------  ----------------
            Net cash provided by financing activities                              915,546           662,106

Effect of exchange rate changes on cash and cash equivalents                        59,032           (12,437)
                                                                               ------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (2,981,739)          739,214

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   8,444,259         5,706,657
                                                                               ------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 5,462,520   $     6,445,871
                                                                               ============  ================

The accompanying notes are an integral part of these consolidated condensed financial statements

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ----------------
                                                               2000    1999
                                                             -------  -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING
          Issuance of Note Receivable for the Exercise
                of 275,000 Common Stock Options              $550,000  $     -
                                                             --------  -------



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ----------------
                                                               2000     1999
                                                             -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                                     $44,751  $33,634
                                                             =======  =======
                Income taxes                                 $ 6,824  $20,000
                                                             =======  =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2000. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1999 have been reclassified to conform to the presentation for the three and six month periods ended June 30, 2000.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                        JUNE 30,   DECEMBER 31,
                          2000         1999
                        ---------  -------------
Materials and supplies  $  73,456  $      82,444
Finished goods            115,745        180,316
                        ---------  -------------
                        $ 189,201  $     262,760
                        ---------  -------------

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET  INCOME  (LOSS)  PER  SHARE

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six months ended June 30, 2000, dilutive net loss per share is calculated the same as basic as all common stock equivalents are considered antidilutive due to the Company's net loss position.

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                               ----------------------  ----------------------
                                  2000        1999       2000        1999
                               ----------  ----------  ----------  ----------
Weighted average shares
    outstanding                10,398,246   9,766,175  10,232,106   9,726,615

Effect of dilutive securities         -       728,995         -       955,637
                               ----------  ----------  ----------  ----------
Weighted average shares
outstanding assuming dilution  10,398,246  10,495,170  10,232,106  10,682,252
                               ==========  ==========  ==========  ==========

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                JUNE 30,             JUNE 30,
                         -------------------  ------------------
                           2000       1999      2000      1999
                         ----------  -------  ---------  -------
Antidilutive securities   2,878,421  387,736  2,878,421  271,886
                         ==========  =======  =========  =======

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  COMPREHENSIVE  INCOME

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income (loss) is computed as the total of net income (loss) and all other nonowner changes in equity.

Total  comprehensive  income  is  as  follows:

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,
                             -----------------------  -------------------------
                                2000         1999         2000          1999
                             ------------  ---------  ------------  -----------
Net income (loss)            $(2,493,001)  $388,904   $(4,109,902)  $1,026,166
Cumulative translation
       adjustment                 41,420    (11,338)       59,032      (12,437)
                             ------------  ---------  ------------  -----------
Comprehensive income (loss)  $(2,451,581)  $377,566   $(4,050,870)  $1,013,729
                             ------------  ---------  ------------  -----------

6.     SEGMENT  REPORTING

The Company's continuing operations are classified in three primary business segments: (1) Engineering and Education Software Products Division, (2) Data Analysis Products Division and (3) FreeScholarships.com. Summarized financial information by business segment for continuing operations is as follows:


                                        THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                  JUNE 30,           JUNE 30,
                                      ------------------------  ------------------
                                                2000     1999      2000      1999
                                      ---------------  -------  --------  --------
                                             (IN THOUSANDS)      (IN THOUSANDS)
Segment Revenues:
    Engineering and Education
       Software Products Division     $        3,933   $3,639   $ 8,182   $ 7,343
    Data Analysis Products Division            3,659    2,890     7,196     5,725
    FreeScholarships.com                         262        0       297         0
                                      ---------------  -------  --------  --------
           Total net revenues         $        7,854   $6,529   $15,675   $13,068
                                      ---------------  -------  --------  --------

Segment Income (Loss):
    Engineering and Education
       Software Products Division     $          106   $  229   $   411   $   398
    Data Analysis Products Division              562      360     1,196       828
    FreeScholarships.com                      (3,161)    (200)   (5,716)     (200)
                                      ---------------  -------  --------  --------
           Total net income (loss)    $       (2,493)  $  389   $(4,109)  $ 1,026
                                      ---------------  -------  --------  --------

                         MATHSOFT, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

7.  NEW  ACCOUNTING  STANDARDS

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This bulletin provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the quarter ending December 31, 2000. The Company does not expect the adoption of SAB No. 101 to have a material impact on the Company's results of operations.

In March 1999, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No.
25. The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective July 1, 2000 but covers certain events that occurred after December 15, 1998 but before the effective date of the interpretation. The effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the interpretation, (a) no adjustments would be made to the financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. MathSoft expects that the adoption of this interpretation would not have any effect on the accompanying financial statements.

8.  NOTE  RECEIVABLE

On June 20,2000, the Company loaned a $550,000 on a full recourse basis to its CEO for the exercise of the Company's common stock options. The note bears interest of 8% in the first two years, and the prime rate in years thereafter, currently 9.5%. The Company has a security interest in up to 50% of common shares issued upon the exercise of the underlying stock options. The principal and any accrued but unpaid interest is payable on demand at any time after June 19, 2002, or earlier upon the occurrence of certain specific events. The Company has recorded the note receivable as a reduction in stockholder equity in the accompanying consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 compared with the Three Months Ended June 30, 1999.

RESULTS  OF  OPERATIONS

Total net revenues increased 20.3% from $6,529,000 for the three months ended June 30, 1999 to $7,854,000 for the three months ended June 30, 2000. The increase in total net revenues was primarily attributable to an increase in both license and service revenue generated from the Data Analysis Products Division and to a lesser extent, an increase in revenue from the Engineering and Education Software Products Division. FreeScholarships.com generated revenues during the three months ended June 30, 2000 of $262,000, primarily from advertising on its website. The FreeScholarships.com website commenced operations in February 2000.

Worldwide Data Analysis Products Division net revenues increased 26.6% from $2,890,000 in the three months ended June 30, 1999 to $3,659,000 in the three months ended June 30, 2000, and increased as a percentage of total revenues from 44.3% to 46.6%. The increase was primarily attributable to service revenues, which include maintenance, training and consulting. The increase in service revenues was primarily attributable to the release of S-PLUS 2000 in June 1999, providing the division with an expanded customer base.

Worldwide Engineering and Education Software Products Division net revenues increased 8.1% from $3,639,000 for the three months ended June 30, 1999, to $3,933,000 for the three months ended June 30, 2000. This Division's revenues decreased as a percentage of total net revenues from 55.7% to 50.1%. The increase in net revenue was primarily due to growth of 103% in sales of StudyWorks, which exceeded Mathcad revenue for the first time this quarter. Mathcad product line revenues declined 19% versus second quarter of 1999 levels due to flat international sales and a decrease in education channel sales.

Total international net revenues attributable to sales of all Company product lines decreased slightly from $1,649,000 in the three months ended June 30, 1999 to $1,639,000 in the three months ended June 30, 2000, and decreased as a percentage of total revenues from 25.3% to 20.9%, respectively

Total cost of revenues increased 137.5%, from $1,268,000 in the three months ended June 30, 1999, to $3,013,000 in the three months ended June 30, 2000, and increased as a percentage of total revenues from 19.4% to 38.4%, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to web hosting and content costs, internet connection charges, equipment depreciation, and compensation and scholarship awards, all associated with FreeScholarships.com. In addition, direct materials as a percentage of revenues increased as lower margin software products, such as StudyWorks, and Data Analysis Products Division software services such as consulting, accounted for a greater portion of overall revenues.

Sales and marketing expenses increased 52.6% from $2,937,000 in the three months ended June 30, 1999 to $4,483,000 in the three months ended June 30, 2000, and increased as a percentage of total revenues from 45.0% to 57.1%, respectively. The increase in overall sales and marketing expenses was primarily attributable to FreeScholarships.com advertising. The software divisions experienced a 9.8%

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

increase due to advertising and compensation supporting the sales growth experienced in the quarter.

Net research and development expenses increased 52.0% from $1,177,000 in the three months ended June 30, 1999 to $1,790,000 for the three months ended June 30, 2000, and increased as a percentage of total revenues from 18.0% to 22.8%, respectively. The overall increase in net research and development expenses was primarily attributable to FreeScholarships.com and increased investments in the Mathcad and S-Plus product lines, and was partially offset by the increase in research funding. Funded research increased 5.1%, from $1,150,000 in the three months ended June 30, 1999 to $1,208,000 for the three months ended June 30, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to obtain those contracts. The Company's Data Analysis Products Division funded research department average headcount increased from 35 to 41 as of June 30, 1999 and June 30, 2000 respectively.

General and administrative expenses increased 41.3% from $768,000 in the three months ended June 30,1999 to $1,085,000 in the three months ended June 30, 2000, and increased as a percentage of total revenues from 11.8% to 13.8%, respectively. The software divisions experienced a 23.3% increase in general and administrative costs due to unrealized foreign exchange losses, increased compensation costs, insurance costs and facility related costs. The remaining increase is due to increased compensation costs, facility related costs, and increases in other miscellaneous expenses associated with FreeScholarships.com, as it experienced full-scale operations for all of the second quarter of 2000 versus startup operations in the second quarter of 1999.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June 30, 1999.

RESULTS  OF  OPERATIONS

Total net revenues increased 20.0% from $13,068,000 for the six months ended June 30, 1999 to $15,675,000 for the six months ended June 30, 2000. Approximately $1.5 million of the increase, or 56.4%, was attributable the Data Analysis Products Division. The Engineering and Education Software Products Division contributed to 32.2% of the increase in revenue. The remaining 11.4% increase in revenue was provided by FreeScholarships.com, which generated revenues during the six months ended June 30, 2000, of $297,000 from advertising on its website. The FreeScholarships.com website commenced operations in February 2000.

Worldwide Data Analysis Products Division license and service revenue increased 25.7% from $5,725,000 in the six months ended June 30,1999, to $7,196,000 in the six months ended June 30, 2000, and increased as a percentage of total net revenues from 43.8% to 45.9%. Service revenue increased $1,364,000, while S-PLUS new license revenues increased $107,000. The latest release of S-PLUS 2000 in June 1999, created a larger customer base for the division and resulted in increased levels of training, maintenance and consulting revenue.

Worldwide Engineering and Education Software Products Division revenues increased 11.4% from $7,343,000 for the six months ended June 30,1999 to $8,182,000 for the six months ended June 30,

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

2000, and decreased as a percentage of net revenues from 56.2% to 52.2%. This increase was primarily due to growth in new license revenue of StudyWorks, fueled by the release in June 2000 of StudyWorks IV, the latest version of that product. This offset a decline in new Mathcad 2000 licenses and Axum 6 upgrade licenses.

Total international revenues attributable to sales of all Company product lines increased 12.5% from
$3,524,000 in the six months ended June 30,1999 to $3,964,000 in the six months ended June 30, 2000, and decreased as a percentage of total revenues from 27.0% to 25.3%, respectively.

Total cost of revenues increased 118.3% from $2,463,000 in the six months ended June 30,1999 to $5,376,000 in the six months ended June 30, 2000, and increased as a percentage of total revenues from 18.8% to 34.3%, respectively. As was the case for the three month period ended June 30, 2000, the increase in total cost of revenues as a percentage of total revenues was primarily attributable to web hosting and content costs, internet connection charges, equipment depreciation, and compensation and scholarship awards, all associated with FreeScholarships.com. In addition, direct materials, as a percentage of revenue, increased as lower margin software products, such as StudyWorks, and software services, such as consulting, accounted for a greater portion of all sales.

Sales and marketing expenses increased 55.3%, from $5,753,000 in the six months ended June 30,1999 to $8,936,000 the six months ended June 30, 2000, and increased as a percentage of total revenues from 44.0% to 57.0%, respectively. The increase in overall sales and marketing expenses was primarily attributable to an increase in variable marketing expenditures associated with the launch of the FreeScholarhips.com website. The software divisions experienced a 10.6% increase due to increased advertising and compensation issues supporting the sales growth experienced this year.

Net research and development expenses increased 44.6%, from $2,365,000 in the first six months ended June 30,1999 to $3,420,000 for the six months ended June 30, 2000, and increased as a percentage of total revenues from 18.1% to 21.8%, respectively. The overall increase in net research and development expenses was primarily attributable to FreeScholarships.com and increased investments in the Mathcad and S-Plus product lines, and was partially offset by the increase in research funding. Funded research increased 14.9%, from $2,189,000 in the first six months ended June 30, 1999 to $2,514,000 in the first six months ended June 30, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division funded research average headcount increased from 33 to 40 as of June 30, 1999 and June 30, 2000 respectively.

General and administrative expenses increased 40.9%, from $1,504,000 in the six months ended June 30, 1999 to $2,119,000 in the six months ended June 30, 2000, and increased as a percentage of total revenues from 11.5% to 13.5%, respectively. The software divisions experienced a 24.8% increase general and administrative expenses costs due to unrealized foreign exchange losses, increased compensation costs, insurance costs and facility related costs. The remaining increase is due to increased compensation costs, facility related costs, and increases in other miscellaneous expenses associated with FreeScholarships.com, as it experienced full-scale operations starting in February 2000 versus startup operations in the six months ended June 30, 1999.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $5,463,000 at June 30, 2000, decreased $2,981,000 during the six months ended June 30, 2000, from $8,444,000 at December 31, 1999. The negative cash flow resulted primarily from cash used in operations of $2,850,000, purchases of property and equipment of $1,106,000 and payments of capital lease obligations and equipment financing of $367,000, partially offset by proceeds generated by exercise of stock options and stock purchases under the employee stock option and stock purchase plans of $1,088,000, and borrowings of capital lease obligations and equipment financing of $195,000.

Cash and cash equivalents of $5,463,000 as of June 30, 2000 represent the Company's financial reserves. The Company does not have a line of credit agreement with a commercial bank. As its' previous agreement expired on June 30, 2000. There were no amounts outstanding on the line of credit at June 30, 2000. There were no amounts outstanding on the line of credit at June 30, 2000.

Based on its present plans for the near term investment in FreeScholarships.com, the Company believes its financial reserves and cash flows from future operations may not be sufficient to meet its liquidity requirements for the next twelve months. Therefore, the Company anticipates attempting to conclude one or more financing transactions, which could include sales of selected assets, bank borrowings or sales of stock in either or both of the Company or one or more of its operating units. However, if such sources of financing are not available for any reason, the Company has the ability to reduce its planned investment in FreeScholarships.com to meet its liquidity requirements for the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities, which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that any financing will be available at all or on terms acceptable to the Company.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

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

THE COMPANY MAY HAVE TO FIND OUTSIDE PARTNERS OR SOURCES OF FUNDING FOR FREESCHOLARSHIPS.COM. The Company may require partners or other sources of outside funding to continue the funding of FreeScholarships.com. Although the Company is currently reviewing various funding strategies, the Company has no agreements with external sources in place to assist the Company in funding FreeScholarships.com. beyond December 31, 2000. There can be no assurance that any partnering or funding opportunities will be available on terms and conditions acceptable to the Company.

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

 RELIABILITY. The Company uses an outside service to maintain the FreeScholarships.com web servers and an online web store. If these servers fail for an extended period of time, registered users of and visitors to FreeScholarships.com may turn to other web sites and the FreeScholarships brand may be damaged.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

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

RISKS ASSOCIATED WITH DISTRIBUTION CHANNELS. The Company markets and distributes its S-PLUS products in the U.S. through the Company's telesales and outside sales force and internationally through third party resellers and distributors and its own sales-force. Mathcad products are currently marketed and distributed in the U.S. through third party resellers and distributors, telesales, direct mail and electronic methods. Internationally, the Company's Mathcad products are marketed and distributed through third party resellers and distributors. There can be no assurance that the Company will be able to retain its current resellers and distributors, or expand its distribution channels by entering into arrangements with new resellers and distributors in the Company's current markets or in new markets.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 25.3% and 27.0% of the Company's total revenues in the six months ended June 30, 2000 and 1999, respectively, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed with or as part of Mathcad, certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the StatSci's products are based, are each currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

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

                         MATHSOFT, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company maintains an operation in the United Kingdom, which incurs expenses denominated in its local currency. However, the Company believes that these operating expenses will not have a material adverse effect on its results of operations.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments. Based on the nature and current levels of the Company's investments and debt, however, the Company believes that there is no material market risk or exposure.

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

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of stockholders on May 26, 2000. At the meeting, the Stockholders of the Company voted to

     (i) elect Walter M. Pile as a Class I Director to serve for a three-year term (until the Annual Meeting of Stockholders in 2003) (9,037,133 shares in favor, 300,995 shares against; 0 shares abstaining; and 0 shares unvoted) and Christopher H. Covington as a Class I Director to serve for a three-year term (until the Annual Meeting of the Stockholders in 2003) (9,073,183 shares in favor; 264,945 shares against; 0 shares abstaining; and 0 shares unvoted);

     (ii) amend the Amended and Restated 1992 Stock Plan to increase the number of shares of Common Stock available for issuance under the plan from 3,900,000 shares to 4,650,000 shares (1,362,786 shares in favor;
          736,158 shares against; 132,039 shares abstaining; and 7,107,145 shares unvoted);

     (iii)ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ended December 31, 2000 (9,296,561 shares in favor; 18,894 shares against; 22,673 shares abstaining; and 0 shares unvoted).

                         MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  5.  OTHER  INFORMATION

     (a)     Exhibits:

            10.1      Promissory  Note
            10.2      Pledge  Agreement

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

            27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

               The Company filed a Current Report on Form 8-K dated May 18, 2000 announcing the appointment of Dermot P. O'Grady as new Chief Financial Officer.

               The Company filed a Current Report on Form 8-K dated July 20, 2000 reporting fiscal second quarter and year to date results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MATHSOFT, INC.

Dated:  August 14, 2000         By  /s/ Charles J. Digate
                                -------------------------
                                Charles J. Digate
                                Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)




Dated:  August 14, 2000         By  /s/ Dermot P. O'Grady
                                -------------------------
                                Dermot P. O'Grady
                                Vice President Finance and Administration,
                                Chief Financial Officer, Treasurer, and Clerk
                               (Principal Financial and Accounting Officer)