Form 10-Q
period 2000-09-30
MATHSOFT INC
filed 2000-11-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549-1004

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

AS OF NOVEMBER 13, 2000 THERE WERE 10,695,595 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                       PAGE
                                                       ----

PART  I.    FINANCIAL  INFORMATION:

     Item  1.  Consolidated  Condensed  Financial  Statements

         -  Consolidated  Condensed  Balance  Sheets  as  of
            September  30,  2000 (unaudited)  and December 31,  1999         3

         -  Consolidated  Condensed Statements of Operations for the
            Three  and  Nine Months Ended September 30, 2000
            and 1999 (unaudited)                                             5

         -  Consolidated Condensed Statements of Cash  Flows for the
            Nine Months  nded September 30, 2000 and 1999 (unaudited)        7

         -  Notes  to  Consolidated  Condensed  Financial  Statements       10

     Item  2.  Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations                      15

     Cautionary  Statements                                                 19

     Item  3.  Quantitative and Qualitative Disclosures about Market        23
               Risk


PART  II.   OTHER  INFORMATION:

     Item  6. Exhibits and Reports on Form 8-K                              24


SIGNATURES                                                                  25

                              MATHSOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                        (UNAUDITED)

                                          ASSETS

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                             --------------  -------------
CURRENT ASSETS:
       Cash and cash equivalents                             $    3,406,291  $   7,213,035
       Accounts receivables, less reserves of
            approximately $1,044,000 at September 30, 2000
            and $1,134,000 at December 31, 1999                   6,031,116      4,743,130
       Other receivables                                          1,189,661      1,420,154
       Inventories                                                   88,417        262,760
       Prepaid expenses                                             529,168        382,291
                                                             --------------  -------------
               Total current assets                              11,244,653     14,021,370
                                                             --------------  -------------

PROPERTY AND EQUIPMENT, AT COST:
       Computer equipment and software                            6,060,980      5,265,836
       Property and equipment under capital lease                   993,043        918,042
       Furniture and fixtures                                     1,172,101      1,105,128
       Leasehold improvements                                       653,631        626,534
                                                             --------------  -------------
                                                                  8,879,755      7,915,540

       Less - Accumulated depreciation                            7,332,301      6,852,097

                                                                  1,547,454      1,063,443
                                                             --------------  -------------

NET ASSETS FROM DISCONTINUED OPERATION (NOTE 2)                           -      1,181,171

OTHER ASSETS, INCLUDING INTANGIBLES, NET                            537,408        400,921
                                                             --------------  -------------
                                                             $   13,329,515  $  16,666,905
                                                             ==============  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MATHSOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                        (UNAUDITED)

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                            ---------------  --------------
CURRENT LIABILITIES:
       Current portion of capital lease obligations
            and equipment financing                         $      371,952   $     383,537
       Accounts payable                                          2,517,638       2,092,644
       Accrued expenses and other current liabilities            2,595,859       2,686,032
       Deferred revenue                                          3,211,084       2,722,052
                                                            ---------------  --------------
              Total current liabilities                          8,696,533       7,884,265
                                                            ---------------  --------------

NET LIABILITIES FROM DISCONTINUED OPERATION (NOTE 2)             2,228,408               -

Capital Lease Obligations and Equipment Financing,
           Less current portion                                    152,503         148,442
                                                            ---------------  --------------
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
            Authorized - 1,000,000 shares
            Issued and outstanding-none                                  -               -
       Common stock, $.01 par value-
            Authorized - 20,000,000 shares
            Issued and outstanding - 10,695,595 shares
            at September 30, 2000 and 9,931,990 shares at
            December 31, 1999                                      106,956          99,320
       Additional paid-in capital                               32,524,609      30,834,687
       Accumulated deficit                                     (29,844,299)    (22,213,919)
       Notes receivable for stock (Note 9)                        (550,000)              -
       Cumulative translation adjustment                            14,805         (85,890)
                                                            ---------------  --------------
              Total stockholders' equity                         2,252,071       8,634,198
                                                            ---------------  --------------
                                                            $   13,329,515   $  16,666,905
                                                            ===============  ==============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                                         MATHSOFT INC, AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------------  --------------------------
                                                              2000          1999          2000          1999
                                                          ------------  ------------  ------------  ------------
REVENUES:
  Software licenses                                       $ 4,986,515   $ 5,454,422   $16,210,625   $15,841,823
  Services and other                                        2,614,975     1,530,423     6,769,003     4,210,810
                                                          ------------  ------------  ------------  ------------
    Total revenues                                          7,601,490     6,984,845    22,979,628    20,052,633
                                                          ------------  ------------  ------------  ------------

COST OF REVENUES:
  Software licenses                                           866,722       942,950     2,819,401     2,586,700
  Services and other                                          784,569       459,873     2,074,312     1,279,373
                                                          ------------  ------------  ------------  ------------
    Total cost of revenues                                  1,651,291     1,402,823     4,893,713     3,866,073
                                                          ------------  ------------  ------------  ------------
    Gross profit                                            5,950,199     5,582,022    18,085,915    16,186,560
                                                          ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Sales and marketing                                       3,170,982     2,966,368     9,374,724     8,576,215
  Research and
      development - gross                                   2,607,801     2,404,746     7,702,818     6,957,856
  Less funded research                                     (1,137,404)   (1,242,387)   (3,651,033)   (3,430,916)
                                                          ------------  ------------  ------------  ------------
  Research and development, net                             1,470,397     1,162,359     4,051,785     3,526,940
  General and administrative                                  718,319       719,047     2,514,771     2,166,314
                                                          ------------  ------------  ------------  ------------
    Total operating expenses                                5,359,698     4,847,774    15,941,280    14,269,469
                                                          ------------  ------------  ------------  ------------

    INCOME FROM CONTINUING OPERATIONS                         590,501       734,248     2,144,635     1,917,091

Interest income, net                                           29,303         7,790       126,284        83,530
                                                          ------------  ------------  ------------  ------------

    INCOME BEFORE PROVISION FOR INCOME TAXES                  619,804       742,038     2,270,919     2,000,621

Provision for income taxes                                      5,277        28,157        50,673        60,577
                                                          ------------  ------------  ------------  ------------

    NET INCOME FROM CONTINUING OPERATIONS                     614,527       713,881     2,220,246     1,940,044
                                                          ------------  ------------  ------------  ------------

Discontinued Operations

  Loss from Operations of Discontinued Division (Note 2)   (4,134,608)     (472,697)   (9,850,623)     (672,695)
                                                          ------------  ------------  ------------  ------------
    NET (LOSS) INCOME                                     $(3,520,081)  $   241,184   $(7,630,377)  $ 1,267,349
                                                          ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                MATHSOFT  INC,  AND  SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                         Three Months Ended          Nine Months Ended
                                            September 30,             September 30,
                                     -------------------------  -------------------------
                                         2000         1999          2000         1999
                                     ------------  -----------  ------------  -----------
Basic Net Income Per Share -
Continuing Operations                $      0.06   $      0.07  $      0.21   $      0.20
                                     ============  ===========  ============  ===========
Diluted Net Income Per Share -
Continuing Operations                $      0.06   $      0.07  $      0.20   $      0.18
                                     ============  ===========  ============  ===========

Basic Net Income (loss) Per Share    $     (0.33)  $      0.02  $     (0.74)  $      0.13
                                     ============  ===========  ============  ===========

Diluted Net Income (loss) Per Share  $     (0.33)  $      0.02  $     (0.69)  $      0.12
                                     ============  ===========  ============  ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING            10,673,222     9,776,138   10,379,078     9,743,123
                                     ============  ===========  ============  ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING ASSUMING DILUTION    10,760,097    10,129,377   11,115,586    10,497,960
                                     ============  ===========  ============  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  MATHSOFT, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          -------------------------
                                                                              2000         1999
                                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(7,630,377)  $1,267,349
  Net loss from discontinued operations                                    (9,850,623)    (672,695)
                                                                          ------------  -----------
  Net income from continuing operations                                     2,220,246    1,940,044


  Adjustments to reconcile net income from continuing operations to net cash (used in) provided by continuing operating activities -
     Depreciation and amortization                                            573,462      761,894
     Changes in assets & liabilities-
         Accounts receivables                                              (1,287,986)    (928,317)
         Other receivables                                                    230,493      (88,038)
         Inventories                                                          174,343      203,474
         Prepaid expenses                                                      32,227     (224,087)
         Accounts payable                                                     424,994     (673,822)
         Accrued expenses                                                     (90,173)    (307,179)
         Deferred revenue                                                     489,032      574,843
                                                                          ------------  -----------
             Net cash provided by continuing operating activities           2,766,638    1,258,812

The accompanying notes are an integral part of these consolidated condensed financial statements

                               MATHSOFT, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                       2000          1999
                                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (964,215)     (403,586)
  Increase in other assets                                            (229,745)      (98,031)
                                                                   ------------  ------------
            Net cash used in investing activities                   (1,193,960)     (501,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payables                                           (185,293)      (92,644)
  Payments on capital lease obligations and equipment financing       (386,582)     (414,370)
  Borrowings on capital lease obligations and equipment financing      385,246       255,255
  Proceeds from exercise of stock options and
        Employee Stock Purchase Plan                                 1,147,556       808,501
                                                                   ------------  ------------
            Net cash provided by financing activities                  960,927       556,742

Effect of exchange rate changes on cash and cash equivalents           100,695         1,749
                                                                   ------------  ------------

Net cash used in discontinued operations                            (6,441,044)   (3,377,919)
                                                                   ------------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (3,806,744)   (2,062,233)
                                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       7,213,035     5,706,657

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 3,406,291   $ 3,644,424
                                                                   ============  ============

The accompanying notes are an integral part of these consolidated condensed financial statements

                         MATHSOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ----------------------
                                                              2000       1999
                                                          ----------  ----------
                                  SEPTEMBER 30,
SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH
     FINANCING
        Issuance  of  Note Receivable for the Exercise
            of  275,000 Common Stock Options              $  550,000  $       -
                                                          ==========  ==========



                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                               2000     1999
                                              -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
          Cash paid during the period for-
                Interest                      $60,355  $49,772
                                              =======  =======
                Income taxes                  $ 6,824  $20,000
                                              =======  =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by MathSoft, Inc. ("MathSoft" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 2000. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  DISCONTINUED  OPERATION

On September 30, 2000, the Company discontinued operation of its Internet venture FreeScholarships.com. In connection with the shutdown, the Company took at $1.9 million charge for various costs related to exiting this venture.

The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this disposition by the Company. Reported revenue, costs and expenses exclude the operating results of the Company's FreeScholarships.com business. The results of the Company's FreeScholarships.com business are presented on a net basis in the consolidated condensed statements of operations as loss from operations of discontinued division. The division began web operations in February 2000. Operating losses from the discontinued operation were $4,135,000 and $9,851,000 for the three and nine months ended September 30, 2000, respectively, and were $473,000 and $673,000 for the three and nine months ended September 30, 1999.

Net assets from discontinued operation in the accompanying balance sheets represent the discontinued operation of FreeScholarships.com as of September 30, 2000 and December 31, 1999. Components are as follows:

                             September 30,
                                 2000         December 31, 1999
                            ---------------  -------------------
Cash and cash equivalents   $      836,390   $        1,231,224
Accounts receivable, net            82,270                    -
Net property and equipment          12,747              250,561
Other assets                        25,000               25,000
Accounts payable                  (939,905)            (269,505)
Other current liabilities       (2,224,316)             (56,109)
Long term liabilities              (20,594)                   -
                            ---------------  -------------------
Total                       $   (2,228,408)  $        1,181,171
                            ===============  ===================

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                        SEPTEMBER 30,   DECEMBER 31,
                             2000           1999
                        --------------  -------------
Materials and supplies  $       56,467  $      82,444
Finished goods                  31,950        180,316
                        --------------  -------------
                        $       88,417  $     262,760
                        --------------  -------------

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  NET  INCOME  (LOSS)  PER  SHARE

The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A  reconciliation  of  basic  and  diluted  shares  outstanding  is  as follows:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
Weighted average shares
    Outstanding                10,673,222   9,776,138  10,379,078   9,743,123

Effect of dilutive securities      86,875     353,239     736,508     754,837
                               ----------  ----------  ----------  ----------

Weighted average shares
outstanding assuming dilution  10,760,097  10,129,377  11,115,586  10,497,960
                               ==========  ==========  ==========  ==========

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                        THREE MONTHS ENDED   NINE MONTHS ENDED
                           SEPTEMBER 30,       SEPTEMBER 30,
                         ------------------  ----------------
                          2000      1999      2000     1999
                         -------  ---------  -------  -------
Antidilutive securities  772,844  1,074,761  233,961  539,511
                         =======  =========  =======  =======

It has come to the Company's attention that in its press release dated October 19, 2000, the release inadvertently contained the incorrect number of weighted average common shares outstanding assuming dilution for the nine months ended September 30, 2000. As reported the number was 10,466,000 but the correct number should have been 11,116,000 shares. The diluted earnings per share from continuing operations for the nine months ended September 30, 2000 were reported to be $.21 per share but should have been $.20 per share. The diluted net loss per share for the nine months ended September 30, 2000 was reported to be $(.73) per share but should have been $(.69) per share. The outstanding share balances and earnings (loss) per share for the three months ended September 30, 2000 were correctly reported. The basic earnings (loss) per share for the nine months ended September 30, 2000 were also correctly reported.

                         MATHSOFT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMPREHENSIVE  INCOME

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income (loss) is computed as the total of net income (loss) and all other non-owner changes in equity.

Total  comprehensive  income  is  as  follows:

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                             ----------------------  ------------------------
                                 2000        1999        2000         1999
                             ------------  --------  ------------  ----------
Net income (loss)            $(3,520,081)  $241,184  $(7,630,377)  $1,267,349
Cumulative translation
       adjustment                 41,663     14,187      100,695        1,750
                             ------------  --------  ------------  ----------

Comprehensive income (loss)  $(3,478,418)  $255,371  $(7,529,682)  $1,269,099
                             ------------  --------  ------------  ----------


6.     SEGMENT  REPORTING  FROM  CONTINUING  OPERATIONS

The Company's continuing operations are classified in two primary business segments: (1) Engineering and Education Software Products Division and (2) Data Analysis Products Division. Summarized financial information by business segment for continuing operations is as follows:


                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                     --------------------  -----------------
                                        2000       1999      2000     1999
                                     ---------  ---------  -------  --------
                                        (IN THOUSANDS)   (IN THOUSANDS)
Segment Revenues:
    Engineering and Education
       Software Products Division    $   3,389  $   3,783  $11,570  $11,126
    Data Analysis Products Division      4,212      3,202   11,409    8,927
                                     ---------  ---------  -------  --------
           Total net revenues        $   7,601  $   6,985  $22,979  $20,053
                                     ---------  ---------  -------  --------

Segment Income:
    Engineering and Education
       Software Products Division    $       9  $     205  $   420  $   603
    Data Analysis Products Division        605        509    1,800    1,338
                                     ---------  ---------  -------  --------
           Total net income          $     614  $     714  $ 2,220  $ 1,941
                                     ---------  ---------  -------  --------

                         MATHSOFT, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


7.     RECLASSIFICATION  OF  AMOUNTS

Certain amounts in the financial statements for the year ended December 31, 1999 have been reclassified to conform to the presentation for the three and nine-month periods ended September 30, 2000.

8.     NEW  ACCOUNTING  STANDARDS

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

9.     NOTE  RECEIVABLE

On June 20, 2000, the Company loaned $550,000 on a full recourse basis to its CEO for the exercise of the Company's common stock options. The note bears interest of 8% in the first two years, and the prime rate in years thereafter, currently 9.5%. The Company has a security interest in up to 50% of common shares issued upon the exercise of the underlying stock options. The principal and any accrued but unpaid interest is payable on demand at any time after June 19, 2002, or earlier upon the occurrence of certain specific events. The Company has recorded the note receivable as a reduction in stockholder equity in the accompanying consolidated financial statements.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect the disposition by the Company of its internet venture FreeScholarships.com. Reported revenue, costs and expenses exclude the operating results of the Company's FreeScholarships.com business. The results of FreeScholarships.com are presented on a net basis in the consolidated condensed statements of operations as loss from operations of discontinued division.

Three Months Ended September 30, 2000 compared with the Three Months Ended September 30, 1999.

RESULTS  OF  OPERATIONS

Total net revenues increased 8.8% from $6,985,000 for the three months ended September 30, 1999 to $7,601,000 for the three months ended September 30, 2000. The increase in total net revenues was primarily attributable to an increase in both license and service revenue generated from the Data Analysis Products Division which was offset by a decrease in revenue from the Engineering and Education Software Products Division.

Worldwide Data Analysis Products Division net revenues increased 31.5% from $3,202,000 in the three months ended September 30, 1999 to $4,212,000 in the three months ended September 30, 2000, and increased as a percentage of total revenues from 45.8% to 55.4%. The increase was primarily attributable to service revenues, which includes maintenance, training and consulting. The increase in service revenues was primarily attributable to the continued expansion of the Data Analysis Products Division's domestic consulting group.

Worldwide Engineering and Education Software Products Division net revenues decreased 10.4% from $3,783,000 for the three months ended September 30, 1999 to $3,389,000 for the three months ended September 30, 2000. This division's revenues decreased as a percentage of total net revenues from 54.2% to 44.6%. The decrease in net revenue was primarily due to a fall off in the Mathcad distribution channel and weak international sales caused by a strong dollar. The division's sales decrease was partially offset by 71% growth in sales of StudyWorks.

Total international net revenues attributable to sales of all Company product lines decreased 15.0% from $1,763,000 in the three months ended September 30, 1999 to $1,498,000 in the three months ended September 30, 2000, and decreased as a percentage of total revenues from 25.2% to 19.7%, respectively. As noted above, the decline is primarily due to fall off in the Mathcad distribution channel and a strong dollar.

Total cost of revenues increased 17.7%, from $1,403,000 in the three months ended September 30, 1999, to $1,651,000 in the three months ended September 30, 2000, and increased as a percentage of total revenues from 20.1% to 21.7%, respectively. Direct costs as a percentage of revenues increased as lower margin software products, such as StudyWorks, and Data Analysis Products Division software services accounted for a greater portion of overall revenues.

Sales and marketing expenses increased 6.9% from $2,966,000 in the three months ended September 30, 1999 to $3,171,000 in the three months ended September 30, 2000, but decreased as a percentage of total revenues from 42.5% to 41.7%, respectively. The increase is primarily attributable to the Data Analysis Products Division, which experienced a 23.3% increase due to advertising and personnel costs. These costs supported that division's sales growth during the quarter.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

Net research and development expenses increased 26.5% from $1,162,000 in the three months ended September 30, 1999 to $1,470,000 for the three months ended September 30, 2000, and increased as a percentage of total revenues from 16.6% to 19.3%, respectively. The overall increase in net research and development expenses was primarily attributable to increased investments in the products in the Data Analysis Products Division, and a decrease in research funding. Funded research decreased 8.5%, from $1,242,000 in the three months ended September 30, 1999 to $1,137,000 for the three months ended September 30, 2000. The decrease in funded research is attributable to timing differences associated with the expiration of fulfilled contracts and the commencement of recently awarded contracts.

General and administrative expenses decreased slightly, from $719,000 in the three months ended September 30,1999 to $718,000 in the three months ended September 30, 2000, and decreased as a percentage of total revenues from 10.3% to 9.4%, respectively.

Nine Months Ended September 30, 2000 Compared with the Nine Months Ended September 30, 1999.

RESULTS  OF  OPERATIONS

Total net revenues increased 14.6%, from $20,053,000 for the nine months ended September 30, 1999 to $22,979,000 for the nine months ended September 30, 2000. Approximately $2.5 million of the increase, or 84.8%, was attributable to the Data Analysis Products Division. The Engineering and Education Software Products Division contributed to 15.2% of the increase in revenue.

Worldwide Data Analysis Products Division license and service revenue increased 27.8%, from $8,927,000 in the nine months ended September 30,1999 to $11,409,000 in the nine months ended September 30, 2000, and increased as a percentage of total net revenues from 44.5% to 49.6%. Service revenue increased $2,308,000 while S-PLUS new license revenues increased $174,000. The release of S-PLUS 2000, created a larger customer base for the division and resulted in increased levels of consulting, training and maintenance revenue.

Worldwide Engineering and Education Software Products Division revenues increased 4.0%, from $11,126,000 for the nine months ended September 30,1999 to $11,570,000 for the nine months ended September 30, 2000, and decreased as a percentage of net revenues from 55.5% to 50.4%. This increase was primarily due to growth in new license revenue of StudyWorks, fueled by the June 2000 release of StudyWorks IV, the latest version of that product. This offset a decline in new Mathcad licenses and Axum 6 upgrade licenses.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

Total international revenues attributable to sales of all Company product lines increased 3.3% from $5,287,000 in the nine months ended September 30,1999 to $5,462,000 in the nine months ended September 30, 2000, and decreased as a percentage of total revenues from 26.4% to 23.7%, respectively.

Total cost of revenues increased 26.6% from $3,866,000 in the nine months ended September 30, 1999 to $4,894,000 in the nine months ended September 30, 2000, and increased as a percentage of total revenues from 19.3% to 21.3%, respectively. Direct costs, as a percentage of revenue, increased as lower margin software products, such as StudyWorks, and software services, such as consulting, accounted for a greater portion of all sales.

Sales and marketing expenses increased 9.3%, from $8,576,000 in the nine months ended September 30, 1999 to $9,375,000 the nine months ended September 30, 2000, and decreased as a percentage of total revenues from 42.8% to 40.8%, respectively. The Data Analysis Products Division experienced a 23.1% increase due to advertising and personnel costs supporting that division's year to date sales growth.

Net research and development expenses increased 14.9%, from $3,527,000 in the first nine months ended September 30, 1999 to $4,052,000 for the nine months ended September 30, 2000, and remained flat as a percentage of total revenues. The overall increase in net research and development expenses was primarily attributable to increased investments in the product lines of the Data Analysis Products Division, and was partially offset by the increase in research funding. Funded research increased 6.4%, from $3,431,000 in the first nine months ended September 30, 1999 to $3,651,000 in the first nine months ended September 30, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division funded research department average headcount increased from 34 to 41 as of September 30, 1999 and September 30, 2000 respectively.

General and administrative expenses increased 16.1%, from $2,166,000 in the nine months ended September 30, 1999 to $2,515,000 in the nine months ended September 30, 2000, and increased as a percentage of total revenues from 10.8% to 11.0%, respectively. The Company experienced an increase in general and administrative expenses costs due to increased compensation costs, insurance costs, facility related costs and unrealized foreign exchange losses.

                         MATHSOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents, totaling $3,406,000 at September 30, 2000, decreased $3,807,000 during the nine months ended September 30, 2000, from $7,213,000 at December 31, 1999. The negative cash flow resulted primarily from cash used in discontinued operations of $6,441,000, purchases of property and equipment of $964,000, increase in other assets relating to the StudyWorksOnline website of $230,000, and payments on notes payable of $185,000, partially offset by cash provided by continuing operations of $2,767,000, proceeds generated by exercise of stock options and stock purchases under the employee stock option and stock purchase plans of $1,148,000, and the effect of exchange rates of $101,000.

Cash and cash equivalents of $3,406,000 as of September 30, 2000 represent the Company's financial reserves.

The Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for the next twelve months. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities, which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that any financing will be available at all or on terms acceptable to the Company.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the introduction and market acceptance of new products and new versions of existing products, the ability to reduce expenses and the activities of competitors. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. The Company operates with little or no backlog and has no long-term contracts. Substantially all of its product revenues in each quarter result from software licenses issued in that quarter, making the Company's ability to accurately forecast future revenues and income for any period necessarily limited. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of technology companies, including ours. The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other software companies' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, and general conditions in the software and Internet industries and conditions in the financial markets could cause the market price of the common stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's common stock.

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

LIMITED OPERATING HISTORY IN THE INTERNET MARKET. Since 1984, the Company has focused on development of its core software products, the Mathcad and S-PLUS product families. In 1999, the Company broadened its focus to include the development of courses related to the use of its core

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS

software product families that are offered through the World Wide Web, such as the S-PLUS Knowledge Discovery Series. Historically, the Company's revenues have come from licenses related to the Company's core product families. Although the Company anticipates that the majority of its revenue will continue to come from licenses related to its core product families, these moves toward increased focus on the Internet have required, and will continue to require, changes in personnel and business processes.

INTERNET-RELATED RISKS. The Company's online store and its online courses available through the World Wide Web, such as its S-PLUS Knowledge Discovery Series, rely on the continued growth of the Internet. The Company expects that continued consumer concerns regarding security, reliability, privacy, ease of use, and the changing regulatory environment will affect the development of the Company's products and services connected with the Internet.

SECURITY. If the Company's web site security fails, it may damage the Company's ability to sell products through its online store. In addition, the Company may be liable if security on its web sites is breached and the Company is the victim of credit card fraud.

RELIABILITY. The Company uses an outside service to maintain the web servers and an online web store. If these servers fail for an extended period of time, visitors may turn to other web sites and the brand may be damaged.

PRIVACY. Visitors to the Company's online store are asked for certain personally identifying information, which is then used to ship products, for marketing and data collection. No personally identifiable information is sold or conveyed to third parties. As attitudes regarding online privacy continue to evolve, there can be no assurance that the Company's needs for personally identifiable information will be in line with public attitudes or government regulations regarding privacy.

EASE OF USE. If, for reasons such as failure of the Company's web servers, slow modem connections or poor web site design, users of the Company's products and services including the online store and the online courses, find it difficult to use the Company's products and services, the Company's revenues could decrease and its brands could be damaged.

CHANGING REGULATORY ENVIRONMENT. Laws and regulation regarding the Internet are becoming more common. Changes in laws regarding privacy, Internet access taxes or other areas may require the Company to change the way it does business over the Internet. For example, the Company's Online Store aims its services and products at persons age 13 and above. Currently, the Children's Online Privacy Protection Act, also known as COPPA, and the regulations enacted by the Federal Trade Commission, also known as the FTC, to enforce the COPPA, require that the Company not collect personally identifiable data from children 12 years or younger. If this law was changed and the minimum age level increased, it could damage the Company's ability to attract teenage users to the StudyWorksOnline.com web site. The laws governing the use of the Internet are generally unsettled. There is no way to predict the ways in which existing and new laws will apply to Internet commerce, services or products.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 23.7% and 26.4% of the Company's total revenues in the nine months ended September 30, 2000 and 1999, respectively, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

RELIANCE ON THIRD PARTY LICENSORS. Maple V, a software product licensed with or as part of Mathcad, certain copyrighted texts licensed from third party publishers incorporated in the Company's Electronic Books, and the S programming language, the language on which all of the S-Plus products are based, are each currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

                         MATHSOFT, INC. AND SUBSIDIARIES

                              CAUTIONARY STATEMENTS


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

                         MATHSOFT, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company maintains an operation in the United Kingdom, which incurs expenses denominated in its local currency. However, the Company believes that any change in the exchange rate in the United Kingdom that affects these operating expenses will not have a material adverse effect on its results of operations.

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

                        MATHSOFT, INC.  AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          27.1  Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated September 18, 2000 announcing the imminent closure of the FreeScholarships.com web site.

The Company filed a Current Report on Form 8-K dated October 19, 2000 reporting fiscal third quarter and year-to-date results.

                         MATHSOFT, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MATHSOFT,  INC.



Dated: November 14, 2000        By  /s/  Charles  J.  Digate
                                ----------------------------
                                Charles  J.  Digate
                                Chairman, President and Chief Executive Officer
                                (Principal  Executive  Officer)



Dated: November 14, 2000        By  /s/  Dermot  P.  O'Grady
                                ----------------------------
                                Dermot  P.  O'Grady
                                Vice President Finance and Administration,
                                Chief Financial Officer, Treasurer, and Clerk
                                (Principal  Financial  and  Accounting  Officer)