Form 10-K
period 2000-12-31
MATHSOFT INC
filed 2001-04-02
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  ____________

                                    FORM 10-K



 X   ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934


For  the  fiscal  year  ended  December  31,  2000

                        Commission file number 0-020992

                                 MATHSOFT, INC.
                                 --------------
                       (now d/b/a INSIGHTFUL CORPORATION)
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                        04-2842217
          -------------                                    ----------------
  (State or other jurisdiction                             (I.R.S. employer
 of incorporation or organization)                           identification)

  1700  WESTLAKE  AVE.  N.  #500                                98109-3044
      SEATTLE,  WASHINGTON                                      ----------
---------------------------------------                         (Zip code)
(Address of principal executive offices)


Registrant's telephone number, including area code (206) 283-8802

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,754,119 as of March 23, 2001 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 23, 2001 was 10,726,806.

     Documents  incorporated  by  reference  in  Part  III  of  this 10-K: Proxy
Statement  for  Registrant's  2001  Annual  Meeting  of  Shareholders.

                                     PART I
ITEM  1.  BUSINESS.

                                     General

     MathSoft, Inc. is now doing business as Insightful Corporation ("Insightful" or the "Company").

     The Company was originally incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986. Following the closing of its internet business FreeScholarships.com in September 2000 and the sale of its Engineering and Education Products Division in January 2001, MathSoft, Inc. will now do business as Insightful Corporation (NASDAQ: IFUL). The Company's principal executive offices are located at 1700 Westlake Ave. N, Suite 500, Seattle, Washington 98109, and its telephone number is (206) 283-8802.

     As of December 31, 1999 the company operated three divisions consisting of its Data Analysis Products Division (DADP), Engineering and Education Products Division (EEPD), and FreeScholarships.com (FSC). In September 2000, the Company discontinued operations of its internet business FSC. In October 2000, the Company signed a letter of intent to sell the operations of its technical calculation software business, EEPD, to a third party. Consistent with this letter of intent, the Company sold the EEPD division on January 23, 2001. Accordingly the Company has recorded the operations of FSC and EEPD as discontinued operations. The accompanying consolidated financial statements and selected data contain certain accounts which have been reclassified to reflect these dispositions.

     The Company's continuing operations and primary focus are to provide software and consulting solutions for statistical analysis, data mining, and analytic Customer-Relations-Management (CRM). The Company's principal location has shifted to Seattle, Washington, where the Data Analysis Products Division ("DAPD") is located. This business was acquired by Mathsoft in June 1993 through the acquisition of substantially all the assets of Statistical Sciences, Inc. The Company's current solutions facilitate mining, analyzing, viewing, and predicting critical information for faster, intelligent, and more efficient management decisions.

     The market for analytic applications is expanding rapidly according to industry sources. The company's solutions serve a variety of industries including financial institutions, pharmaceutical, biotechnology, telecommunications, GIS, government agencies and others.

     The Company's goals are to become a leading provider in its market domain by expanding :

     - Its user base from primarily technical specialists to mainstream business users.

     -    Its  products  from  desktop  applications  to  server  applications

     -    Its  data  scale  from  moderate  size  to   large  scale

     -    Its  market  from  primarily  domestic  to  worldwide  coverage

     S-Plus is a registered trademark of the Company. Insightful, StatServer and FreeScholarships are trademarks of the Company. All other trademarks are the property of their respective owners.

                                    Products

DATA  ANALYSIS  SOFTWARE  PRODUCTS

     S-PLUS

     On June 30, 1993, the Company acquired Statistical Sciences, Inc., a software company located in Seattle, Washington. The Company's principal product, S-PLUS, is an advanced, exploratory data analysis and statistical data mining solution for technical and business professionals who need sophisticated analysis and visualization capabilities. Based on the object-oriented "S" programming language licensed from Lucent Technologies Inc., S-PLUS enables users to perform exploratory data analysis, graphics, statistics, visualization and mathematical computing in the Windows and UNIX environments. The primary advantage of S-PLUS lies within the "S" language. The "S" language is one of the only modern object-oriented language created specifically for data visualization and exploration, statistical modeling and programming with data. This interactive language environment gives users immediate feedback at every stage of their analysis.

     Services

     The Company believes that providing a high level of support to its customers is a critical requirement for customer satisfaction and the long-term success of the Company. The Company believes it has established a strong history of responsiveness to customer requirements. The Company delivers this support for its data analysis products through its maintenance, consulting, and training services.

     The Company provides product updates and enhancements and customer support services under an annual maintenance agreement offered to its customers. Maintenance fees are based on a percentage of the current list price of the licensed software products. The consulting and training organization provides fee-based services, including implementation assistance, project management, application extension or customization, integration with existing customer applications and similar services to the Company's customers. The Company offers a comprehensive series of fee-based training courses to its customers. Courses can be taken at the Company's Seattle location, at the customer's site, at other prearranged sites for larger customer groups, or online via the internet.

     Modules

     To complement S-PLUS, the Company offers add-on modules that work with S-PLUS and provide additional "S" language functions for specialized data analysis purposes.

     StatServer

     In April 1997, the Company expanded its data analysis product line by introducing StatServer. StatServer enables corporations to leverage existing client/server and internet/intranet technologies and deploy statistical expertise throughout an organization. StatServer is data warehouse-independent and integrates seamlessly with all standard database and data warehouse formats. The robust database support provides the tools for advanced analysis and data visualization of the most popular relational databases. With StatServer, basic statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques from a single and familiar client to understand or interpret key data sets. Using StatServer, professionals in diverse fields such as finance, biomedicine and manufacturing can use familiar tools such as Excel , Internet Explorer or Powerbuilder to access corporate data resources and perform data analysis without becoming experts in statistics or users of statistical tools. StatServer moves beyond the capabilities of report writers, spreadsheet applications and stand-alone data analysis software, representing a significant advancement in decision support and data mining technology.

MARKETING  AND  SALES

     The Company's market for Statistical Analysis, Data Mining and Analytic CRM is serving a variety of industries including Financial Institutions, Biotechnology, Pharmaceutical, Telecommunications and other industries. The Company's solutions are used in a variety of functions including research, engineering, production, marketing, finance, and investments.

     The Company reaches domestic customers of its products and consulting services both through its domestic telesales organization and an outside sales team. Leads are generated from advertising, public relations, seminars and tradeshows and then pursued by telesales and the direct sales force.

     Internationally, the Company reaches customers of its products and consulting services primarily through a network of resellers and distributors. In the United Kingdom, the Company utilizes its direct sales force to sell directly to end-users.

CUSTOMER  TECHNICAL  SUPPORT

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

     The Company subcontracts with a third party vendor, located in Salem, Oregon, to manufacture all of its S-PLUS product line updates. The Company warehouses inventory, processes, and fulfills domestic orders internally out of its Seattle office. All international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

PRODUCT  DEVELOPMENT

     Insightful's software products research and development organization is responsible for software development, product documentation, and quality assurance. Their priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products for ease-of-use.

     Insightful's development team consists of experts in software engineering, quality assurance, mathematics, statistics, engineering and documentation. In software engineering, Insightful's professional staff has expertise in computer graphics, compiler design, user interface design and advanced Windows and Internet technologies.

     During the fiscal years ended December 31, 2000, 1999 and 1998, net research and development costs charged to operations were $2,310,000, $1,669,000, and $2,301,000, respectively. The Company did not capitalize any software research and development costs during the twelve months ended December 31, 2000 as software research and development costs incurred between technological feasibility and general release were not material.

COMPETITION

     The market for data analysis software products is highly competitive. The Company considers its principal competition to include statistical software products from such companies as SAS and SPSS, and alternative data analysis programming languages, specifically "R". The Company also faces competition from companies providing competing software solutions, such as spreadsheets (Excel from Microsoft) and mathematical calculation tools (Matlab from The MathWorks). The Company may also face new competition from potential entrants into the data analysis software markets, as well as more focused competition from companies in related markets. For example, providers of spreadsheet programs could add to or improve the data analysis functionality of their existing products. Some of these companies may have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs, and production facilities than the Company. Although the Company believes it has certain technological advantages over existing competitors in the the data analysis software markets, maintaining these advantages will require continued investment by the Company in research and development. There can be no assurance that the Company will have sufficient resources to make such investment or that the Company will be able to make the technological advances necessary to maintain its competitive position.

INTELLECTUAL  PROPERTY  RIGHTS  AND  LICENSES

     Insightful's software is proprietary and the Company attempts to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. Generally, the Company's products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by Insightful, the Company licenses all software and provides it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, Insightful licenses its products to end-users by use of a 'shrink-wrap' license. The source code for all of the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and inventions agreements with key employees. However, in those areas where the Company has no patent protection, judicial enforcement of copyright laws may be uncertain.

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

EMPLOYEES

     As of December 31, 2000, the Company's continuing operations employed approximately 140 regular full-time and part-time employees, of whom 15 were outside the United States. As necessary, the Company supplements its regular employees with temporary and contract personnel in its continuing operations. As of December 31, 2000, the Company employed 8 temporary and contract personnel in its continuing operations, of whom one was located outside the United States. None of the Company's regular employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

     Privacy. Visitors to the Company's online store are asked for certain personally identifying information, which is then used to ship products, and for marketing and data collection. No personally identifiable information is sold or conveyed to third parties. As attitudes regarding online privacy continue to evolve, there can be no assurance that the Company's needs for personally identifiable information will be in line with public attitudes or government regulations regarding privacy.

     Ease of Use. If, for reasons such as failure of the Company's web servers, slow modem connections, or poor web site design, users of the Company's products and services, including the online store and the online courses, find it difficult to use the Company's products and services, the Company's revenues could decrease and its brands could be damaged.

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

     Risks Associated with Divestitures. Following the sale of the Company's EEPD unit in January of 2001, the Company is now functioning with fewer employees while at the same time concentrating on a single market. The lack of diversification of product lines may make the Company more subject to market fluctuations.

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

     Risks Associated with International Operations. Sales outside North America accounted for approximately 24% of the Company's total revenues in the fiscal year ended December 31, 2000, and approximately 26% and 28% of the Company's total revenues in the fiscal years ended December 31, 1999, and 1998, and may continue to represent a significant portion of the Company's product revenues. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

     Reliance on Third Party Licensors. The S programming language, the language on which all of the Company's products are based, and other software licenses incorporated in the Company's products are currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

     Rapid Technological Change; Competition. The data analysis software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. The Company, to remain successful, must be responsive to new developments in hardware and chip technology, operating systems, programming technology, internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Moreover, the Company has recently encountered competition from an open source data analysis programming language called "R" which is freely available and provides a number of the features and functions of the Company's technology. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by retailers and consumers due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

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

     Reliance on Attracting and Retaining Key Employees. The Company's continued success will depend in large part on its ability to attract and retain highly qualified technical, managerial, sales and marketing and other personnel. Competition for such personnel in the Pacific Northwest area of the United States and in Europe is intense. The Company has non-competition agreements with its key management and technical personnel. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

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

     The Company leases 26,804 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September 2004. A third party vendor provides warehousing services to meet the Company's needs. The Company also leases 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space was renewed in March 2000 and is scheduled to expire in March 2005.

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

     The Company's Common Stock (Nasdaq: IFUL) is quoted on the Nasdaq SmallCap Market. The following table presents quarterly information on the price range of the common stock. This information indicates the high and low bid prices for the common stock as reported by the Nasdaq SmallCap Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.


                                                  HIGH      LOW
                                                --------  -------

          FISCAL YEAR ENDED DECEMBER 31, 1999:
          First Quarter                          6 31/32    3 1/8
          Second Quarter                        4   7/16   2 7/16
          Third Quarter                          3 11/32    2 1/4
          Fourth Quarter                         6 27/32  1 31/32

          FISCAL YEAR ENDED DECEMBER 31, 2000:
          First Quarter                          8 23/32        4
          Second Quarter                          5 2/32        2
          Third Quarter                          2 29/32    1 3/4
          Fourth Quarter                           2 1/4    1 1/4

     As of March 23, 2001, the number of stockholders of record of Common Stock was approximately 198.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM  6.  SELECTED  FINANCIAL  DATA.

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company, except for the twelve months ended December 31, 1997 which has been presented for comparison purposes only. The information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein. The Company closed its Internet division in September 2000 and sold its EEPD division in the first quarter of 2001. All selected data has been restated to reflect the discontinuance of both of those operations, however none of the data reflects the $ 7 million cash received or the $ 3.5 to $4.0 million estimated gain on the sale of EEPD in the first quarter of 2001.

                                                    FISCAL   FISCAL    FISCAL
                                                     YEAR     YEAR      YEAR    YEAR ENDED
                                                     ENDED    ENDED     ENDED     DEC. 31,                    FISCAL YEARS
                                                   DEC. 31,  DEC. 31,  DEC. 31,    1997        TRANSITION    ENDED JUNE 30,
(in thousands, except per share data)                2000     1999      1998    (UNAUDITED)   PERIOD (1)     1997     1996
-------------------------------------------------  --------  -------  --------  ------------  -----------  --------  -------

Total revenues                                     $15,246   $12,212  $ 8,843   $     7,277   $    4,248   $ 5,828   $6,135

Gross profit                                        10,739     8,935    6,462         5,083        2,979     4,022    4,551

Net Income (loss)  from continuing operations        1,307       875     (591)       (2,827)        (750)   (3,390)    (261)

Net income (loss)                                   (6,000)    1,453    2,220        (2,129)       1,105    (4,300)   1,076

Basic net income (loss) per share - continuing
  operations                                          0.12      0.09    (0.06)        (0.31)       (0.08)    (0.38)   (0.03)

Diluted net income (loss) per share - continuing
  operations                                          0.12      0.08    (0.06)        (0.31)       (0.08)    (0.38)   (0.03)

Basic net income (loss) per share                    (0.57)     0.15     0.24         (0.24)        0.12     (0.49)    0.13

Diluted net income (loss) per share                  (0.54)     0.14     0.24         (0.24)        0.12     (0.49)    0.13

Total assets                                        10,506    13,911   10,561         7,361        7,361     8,786    8,329

Long-term obligations,                                  39        90       86            32           32        79        1
     less current portion

Stockholders equity                                  3,875     8,634    6,051         3,495        3,495     2,168    6,759

(1) The Company changed its fiscal year end from June 30 to December 31 in 1997. The Transition Period represents the six month period from July 1, 1997 through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data", the Consolidated Financial Statements and the information described in the Risk Factors included elsewhere in this report.

               RESULTS  OF  OPERATIONS

               As an aid to understanding the Company's operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the fiscal years ended December 31, 2000, 1999 and 1998, and the percentage changes in those items for the fiscal years ended December 31, 2000, 1999, and 1998.


                                                                                    -------------Percentage  Change-------------
                                                                                                                      Fiscal
                                                  ---Percentage of Total Revenues---    Fiscal         Fiscal       Year Ended
                                                                                      Year Ended     Year Ended    Dec 31, 1998
                                                Fiscal       Fiscal       Fiscal     Dec 31, 2000   Dec 31, 1999    compared to
                                              Year Ended   Year Ended   Year Ended    compared to    compared to    Year Ended
                                                Dec 31,      Dec 31,      Dec 31,     Year Ended     Year Ended    Dec 31, 1997
                                                 2000         1999         1998      Dec 31, 1999   Dec 31, 1998    (unaudited)
                                              ----------------------------------------------------------------------------------

Revenues:
  Software licenses                                 44.7%        53.3%        58.4%           4.7%          25.9%          18.3%
  Services and other                                55.3%        46.7%        41.6%          47.8%          55.3%          26.3%
                                              ----------------------------------------------------------------------------------
      Total revenues                               100.0%       100.0%       100.0%          24.8%          38.1%          21.5%

Cost of Revenues:
  Software licenses                                 10.4%        12.6%        12.7%           1.8%          37.9%          11.2%
  Services and other                                19.2%        14.2%        14.2%          69.6%          37.4%           6.2%
                                              ----------------------------------------------------------------------------------
     Total cost of revenues                         29.6%        26.9%        26.9%          37.6%          37.6%           8.5%

     Gross profit                                   70.4%        73.1%        73.1%          20.2%          38.3%          27.1%

Operating Expenses:
  Sales and marketing                               31.9%        33.0%        34.7%          20.5%          31.4%          -3.2%

  Research and development, gross                   45.8%        51.1%        58.0%          12.1%          21.5%           6.8%

  Less Funded Research                             -30.7%       -37.4%       -32.0%           2.4%          61.3%          46.3%
                                              ----------------------------------------------------------------------------------

  Research and development, net                     15.1%        13.7%        26.0%          38.4%         -27.5%         -19.8%

  General and administrative                        15.8%        19.5%        20.6%           0.6%          31.4%          -6.8%
                                              ----------------------------------------------------------------------------------

     Total operating expenses                       62.8%        66.2%        81.3%          18.3%          12.6%         -10.1%

     Income (loss) from operations                   7.6%         6.9%        -8.2%          37.8%         216.5%         -75.1%

Interest income (expense), net                       1.4%         1.2%         1.5%          44.4%           8.3%          68.4%
                                              ----------------------------------------------------------------------------------

Income (loss) before provision
  for income taxes                                   9.0%         8.2%        -6.7%          38.8%         266.9%         -79.1%

Provision for income taxes                           0.4%         0.9%         0.0%         -41.2%           0.0%           0.0%
                                              ----------------------------------------------------------------------------------

Net Income (loss) from continuing operations         8.6%         7.3%        -6.7%          49.2%         247.7%         -79.1%
                                              ----------------------------------------------------------------------------------

Discontinued  Operations:

Net Income (loss) from discontinued operations     -47.9%         4.7%        31.8%       -1364.0%         -79.4%         302.9%
                                              ----------------------------------------------------------------------------------

                       Net income (loss)           -39.4%        11.9%        25.1%        -512.9%         -34.5%        -204.3%
                                              ==================================================================================

Twelve Months Ended December 31, 2000 Compared to the Twelve Months Ended December 31, 1999

     Total revenues increased 24.8%, from $12,212,000 for the twelve months ended December 31, 1999 to $15,246,000 for the twelve months ended December 31, 2000. The increase in total revenues was primarily attributable to worldwide new license and service revenue generated by the Company's S-PLUS product line.

     The increase in S-PLUS product line revenue was primarily attributable to an increase in service revenues, which included maintenance, training, and consulting. S-PLUS license revenue was $6,505,000 and $6,811,000 for the twelve months ended 1999 and 2000, respectively. S-PLUS service revenue was $5,707,000 and $8,435,000 for the twelve months ended 1999 and 2000, respectively. The increase in both service and license revenues was directly attributable to the June 1999 release of S-PLUS 2000 and increased headcount additions to the consulting department.

     International revenues increased 15.0%, from $3,196,000 in 1999 to $3,676,000 in 2000, respectively.

     Total cost of revenues increased 37.6%, from $3,277,000 for the twelve months ended December 31, 1999 to $4,507,000 for the twelve months ended December 31, 2000, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a 24.8% increase in sales as well as a product mix shift toward lower margin products such as consulting due to its service component.

     Sales and marketing expenses increased 20.5%, from $4,033,000 for the twelve-months ended December 31, 1999 to $4,861,000 for the twelve months ended December 31, 2000. The increase in sales and marketing expenses was attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force.

     Net research and development expenses increased 38.4%, from $1,669,000 for the twelve months ended December 31, 1999 to $2,310,000 for the twelve months ended December 31, 2000, and increased as a percentage of total revenues from 13.7% to 15.1%, respectively. The overall increase in net research and development expenses was primarily attributable to increased investment in the S-Plus product lines, and offset partially by the increase in research funding. Funded research increased 2.4%, from $4,567,000 for the twelve months ended December 31, 1999 to $4,678,000 for the twelve months ended December 31, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel costs to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount remained consistent at 46 as of December 31, 1999 and 2000, respectively.

     General and administrative expenses increased slightly, from $2,388,000 for the twelve months ended December 31, 1999 to $2,402,000 for the twelve months ended December 31, 2000, and decreased as a percentage of total revenues from 19.5% to 15.8%, respectively.

     Net income from continuing operations for the twelve months ended December 31, 2000 was $1,307,000 compared to $875,000 for the twelve months ended December 31, 1999. Fiscal year 2000 reflected solid profit growth in the Company's core products, particularly its consulting services.

     Net income for the twelve months ended December 31, 2000 was a loss of $6,000,000 compared to a profit of $1,453,000 for the twelve months ended December 31, 1999. Fiscal year 2000 reflected profit growth in the Company's continuing operations, substantially offset by the significant loss of $7,306,000 from discontinued operations primarily attributable to the Company's internet business, FreeScholarships.com.

Twelve Months Ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998

     Worldwide S-PLUS license and service revenue increased 38.1%, from $8,843,000 for the twelve months ended December 31, 1998 to $12,212,000 for the twelve months ended December 31, 1999. The increase in S-PLUS product line revenue was primarily attributable to an increase in service revenues, which includes maintenance, training, and consulting. S-PLUS license revenue was $5,165,000 and $6,505,000 for the twelve months ended 1998 and 1999, respectively. S-PLUS service revenue was $3,678,000 and $5,706,000 for the twelve months ended 1998 and 1999, respectively. The increase in both service and license revenues was directly attributable to the June
     1999 release of S-PLUS 2000 as well as to the product line's stability, quality, maturing sales and marketing model.

     Total international revenues increased 28.1%, from $2,495,000 in 1998 to $3,196,000 in 1999, and decreased as a percentage of total revenues from 28.2% to 26.2%, respectively.

     Total cost of revenues increased 37.6%, from $2,380,000 for the twelve months ended December 31, 1998 to $3,277,000 for the twelve months ended December 31, 1999, corresponding with the 38.1% growth in revenue and decreased slightly as a percentage of total revenues from 26.9% to 26.8%, respectively.

     Sales and marketing expenses increased 31.4%, from $3,069,000 for the twelve-months ended December 31, 1998 to $4,033,000 for the twelve months ended December 31, 1999, and decreased slightly as a percentage of total revenues from 34.7% to 33.0%, respectively. The increase in sales and marketing expenses was attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force.

     Net research and development expenses decreased 27.5%, from $2,301,000 for the twelve months ended December 31, 1998 to $1,669,000 for the twelve months ended December 31, 1999, and decreased as a percentage of total revenues from 26.0% to 13.7%, respectively. The overall decrease in net research and development expenses was primarily attributable to an increase in research funding. Funded research increased 61.3%, from $2,831,000 for the twelve months ended December 31, 1998 to $4,567,000 for the twelve months ended December 31, 1999. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel to fulfill those contracts. The Company's Data Analysis Products Division research department's headcount increased from 32 to 46 as of December 31, 1998 and 1999, respectively.

     General and administrative expenses increased 31.4%, from $1,817,000 for the twelve months ended December 31, 1998 to $2,388,000 for the twelve months ended December 31, 1999, and decreased slightly as a percentage of total revenues from 20.6% to 19.5%, respectively. The increase in overall general and administrative expenses was primarily attributable to increased compensation costs, higher facilities costs, and increases in other miscellaneous expenses.

     Net income from continuing operations for the twelve months ended December 31, 1999 consisted of a profit of $875,000 compared to a loss of $591,000 for the twelve months ended December 31, 1998. Fiscal year 1999 reflected profit growth in the Company's core products.

     Net income for the twelve months ended December 31, 1999 was $578,000 compared to $2,812,000 for the twelve months ended December 31, 1998.
     Fiscal Year 1999 reflected profit growth in the Company's core products offset by the reduced profits from discontinued operations. Net income from discontinued operations was $578,000 in 1999 compared to $2,812,000 in 1998. The reduction was primarily attributable to losses incurred by the Company's internet business, FreeScholarships.com. FreeScholarships.com's net loss totaled $1,842,000 in 1999.

Liquidity  and  Capital  Resources

     Cash and cash equivalents, totaling $3,745,000 at December 31, 2000, decreased $3,468,000 during the fiscal year ended December 31, 2000, from $7,213,000 at December 31, 1999. The cash and cash equivalents as of December 31, 2000 does not include the $7 million of cash received on January 23, 2001 arising out of the sale of the Company's EEPD unit. The negative cash flow for the year 2000 resulted primarily from cash used by discontinued operations of $6,198,000, purchases of property and equipment of $635,000, and payments on capital lease obligations of $307,000 which were offset by cash provided by continuing operations of $2,558,000 and net proceeds from the exercise of stock options of $1,148,000.

     The Company generated $2,558,000 in cash from operating activities during the fiscal year ended December 31, 2000. The cash generated by operating activities was primarily attributable to net income of approximately $1,307,000, non-cash depreciation and amortization charges, and an increase in deferred revenue, offset by an increase in accounts receivable. Accounts receivable and deferred revenue increased primarily due to the growth in the Company's business. The Company used $624,000 in investing activities primarily due to the purchase of property and equipment. The Company provided $841,000 in financing activities primarily from the net proceeds generated from the exercise of stock options offset by payments on capital lease obligations.

     The Company's financial reserves are represented by cash and cash equivalents as of December 31, 2000.

     As of December 31, 2000 the Company had net operating loss carryforwards of $17.8 million and research and development credit carryforwards of $4.2 million. The net operating loss and credit carryforwards will expire at various dates through 2020, if not used. Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of the Company's ability to use available tax loss carryforwards and other deferred tax assets.

     Based on its closing of FreeScholarships.com in the third quarter of 2000 and its sale of its Engineering and Education Products Division for $7 million cash in the first quarter of 2001, the Company believes its financial reserves and cash flows from future operations will be sufficient to meet its liquidity requirements for at least the next twelve months. The cash activity described above excludes the cash generated from the sale of its Engineering and Education Products Division since it occurred in the first quarter of 2001. This transaction is a significant subsequent event and is directly attributable to the Company having a $9.8 million dollar cash balance as of March 23, 2001. The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside the Company's control. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this Form 10-K for the fiscal year ended December 31, 2000 as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. The Company may be presented from time to time with acquisition opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms favorable to the Company.

Recent  Accounting  Pronouncements

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

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

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

     Information with respect to this item may be found under the caption "Occupations of Directors and Executive Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000. Such information is incorporated here by reference.

ITEM 11.  EXECUTIVE  COMPENSATION

     Information with respect to this item may be found under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000. Such information is incorporated here by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information with respect to this item may be found under the caption "Management and Principal Holders of Voting Securities" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000. Such information is incorporated here by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000. Such information is incorporated here by reference.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     (a)  The  following  documents  are  filed  as  a  part  of  this  report:

          1.   Financial  Statements.  The  following  consolidated  financial
               ---------------------
          statements of the Company and Independent Auditors Report are filed as part of this report.

          Report  of  Independent  Public  Accountants

          Consolidated  Balance  Sheets  as  of December 31, 2000, 1999 and 1998

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity for the for the years ended December 31, 1998, 1999 and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998. Notes to Consolidated Financial Statements

          2.   Exhibits.
               --------

          3.1 Third Restated Articles of Organization of the Company (filed as Exhibit to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

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

          10.2 1992  Employee  Stock  Purchase  Plan  (filed  as Exhibit 10.4 to
               Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

          10.4 1992  Non-Employee  Director  Stock Option Plan (filed as Exhibit
               10.5 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

          10.5 Promissory Note made by Charles J. Digate in favor of MathSoft, Inc., dated as of June 20, 2000 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

          10.6 Pledge Agreement between Charles J. Digate and MathSoft, Inc., dated as of June 20, 2000 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

          21.1 Subsidiaries  of  the  Registrant.

          23.1 Consent  of  Arthur  Andersen  LLP

     (b)  Reports  on  Form  8-K.

          The Company filed a Current Report on Form 8-K dated October 20, 2000 reporting fiscal third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MATHSOFT,  INC.

March  30,  2001                 By:  /s/  Shawn  F.  Javid
                                           ---------------------
                                           Shawn  F.  Javid
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2001                                  /s/ Charles J. Digate
                                                ----------------------------
                                                Charles J. Digate
                                                Chairman


March 30, 2001                                  /s/ Shawn F. Javid
                                                ----------------------------
                                                Shawn F. Javid
                                                President and Chief Executive
                                                Officer


March 30, 2001                                  /s/ Dermot P. O'Grady
                                                ----------------------------
                                                Dermot P. O'Grady
                                                Senior Vice President Finance
                                                and Administration, Chief
                                                Financial Officer,
                                                Treasurer and Clerk
                                                (Principal Financial and
                                                Accounting Officer)


March 30, 2001                                  /s/ Arthur H. Reidel
                                                ----------------------------
                                                Arthur H. Reidel
                                                Director

March 30, 2001                                  /s/ Christopher S. Covington
                                                ----------------------------
                                                Christopher S. Covington
                                                Director

March 30, 2001                                  /s/ Mark Ozur
                                                ----------------------------
                                                Mark Ozur
                                                Director

March 30, 2001                                  /s/ Samuel R. Meshberg
                                                ----------------------------
                                                Samuel R. Meshberg
                                                Director

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

          3.1 Third Restated Articles of Organization of the Company (filed as Exhibit to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

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

          10.2 1992  Employee  Stock  Purchase  Plan  (filed  as Exhibit 10.4 to
               Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

          10.4 1992  Non-Employee  Director  Stock Option Plan (filed as Exhibit
               10.5 to Registration Statement number 33-55658 on Form S-1 and incorporated herein by reference).

          10.5 Promissory Note made by Charles J. Digate in favor of MathSoft, Inc., dated as of June 20, 2000 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

          10.6 Pledge Agreement between Charles J. Digate and MathSoft, Inc., dated as of June 20, 2000 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

          21.1 Subsidiaries  of  the  Registrant.

          23.1 Consent  of  Arthur  Andersen  LLP

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES
(FORMERLY  MATHSOFT,  INC.)

Financial  Statements
as  of  December  31,  2000  and  1999
Together  with  Auditors'  Report

Index

                                                                            Page
Report of Independent Public Accountants                                     F-1
Consolidated Balance Sheets as of December 31, 2000
and 1999                                                                     F-2
Consolidated Statements of Operations for the Years
ended December 31, 2000, 1999 and 1998                                       F-3
Consolidated Statements of Stockholders' Equity for the
Years ended December 31, 2000, 1999 and 1998                                 F-4
Consolidated Statements of Cash Flows for the Years
ended December 31, 2000, 1999 and 1998                                       F-5
Notes to Consolidated Financial Statements                                   F-6

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  Insightful  Corporation:

We have audited the accompanying consolidated balance sheets of MathSoft, Inc. a Massachusetts corporation presently doing business as Insightful Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insightful Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                  /s/  Arthur  Andersen  LLP



Boston,  Massachusetts
February  23,  2001

ASSETS                                                                               DECEMBER 31,
                                                                                  2000           1999
Current Assets:
  Cash and cash equivalents                                                   $  3,745,112   $  7,213,035
  Accounts and other receivables, less reserves of $381,750 and $223,781 at
    December 31, 2000 and 1999, respectively                                     3,978,510      3,253,620
  Inventories                                                                       70,380         77,907
  Prepaid expenses                                                                 126,993        140,872
                                                                              -------------  -------------
        Total current assets                                                     7,920,995     10,685,434
                                                                              -------------  -------------
Property and Equipment, at cost:
  Computer equipment and software                                                2,639,896      1,979,353
  Furniture and fixtures                                                           391,486        337,454
  Property and equipment under capital lease                                       478,165        478,165
  Leasehold improvements                                                            90,161          1,876
                                                                              -------------  -------------
                                                                                 3,599,708      2,796,848
  Less-Accumulated depreciation and amortization                                 2,507,000      2,238,744
                                                                              -------------  -------------
                                                                                 1,092,708        558,104
Net Assets of Discontinued Operations                                            1,290,570      2,398,898
Other Assets                                                                       201,688        268,950
                                                                              -------------  -------------
                                                                              $ 10,505,961   $ 13,911,386
                                                                              =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations and equipment financings       $    149,911   $    237,496
  Accounts payable                                                               1,179,711        552,161
  Accrued expenses and other current liabilities                                 2,220,413      1,864,370
  Deferred revenue                                                               3,042,461      2,532,969
                                                                              -------------  -------------
          Total current liabilities                                              6,592,496      5,186,996
                                                                              -------------  -------------
Capital Lease Obligations and Equipment Financings, less current portion            38,798         90,192
                                                                              -------------  -------------
Commitments (Note 5)
Stockholders' Equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none                                                          -              -
  Common stock, $0.01 par value-
     Authorized-20,000,000 shares
    Issued and outstanding-10,695,895 and 9,931,990, shares at
       December 31, 2000 and 1999, respectively                                    106,959         99,320
  Additional paid-in capital                                                    32,524,604     30,834,687
  Accumulated deficit                                                          (28,213,510)   (22,213,919)
  Subscription receivable                                                         (550,000)             -
  Cumulative translation adjustment                                                  6,614        (85,890)
                                                                              -------------  -------------
        Total stockholders' equity                                               3,874,667      8,634,198
                                                                              -------------  -------------
                                                                              $ 10,505,961   $ 13,911,386
                                                                              =============  =============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated  Statements  of  Operations

                                                              ----  YEARS  ENDED  DECEMBER  31, ----
                                                                  2000          1999          1998
Revenues:
  Software licenses                                           $ 6,811,427   $ 6,505,452   $ 5,164,798
  Services and other                                            8,435,051     5,706,397     3,677,861
                                                              ------------  ------------  ------------
    Total revenues                                             15,246,478    12,211,849     8,842,659
                                                              ------------  ------------  ------------
Cost of Revenues:
  Software licenses                                             1,575,004     1,547,189     1,122,419
  Services and other                                            2,932,261     1,729,319     1,257,983
                                                              ------------  ------------  ------------
    Total cost of revenues                                      4,507,265     3,276,508     2,380,402
                                                              ------------  ------------  ------------
    Gross profit                                               10,739,213     8,935,341     6,462,257
                                                              ------------  ------------  ------------
Operating Expenses:
  Sales and marketing                                           4,861,103     4,032,840     3,069,313
  Research and development-Gross                                6,988,239     6,236,116     5,132,078
  Less-Funded research (Note 2(f))                             (4,678,059)   (4,567,094)   (2,831,339)
                                                              ------------  ------------  ------------
    Research and development, net                               2,310,180     1,669,022     2,300,739
  General and administrative                                    2,401,700     2,387,989     1,816,769
                                                              ------------  ------------  ------------
  Total operating expenses                                      9,572,983     8,089,851     7,186,821
                                                              ------------  ------------  ------------
  Income (loss) from continuing operations                      1,166,230       845,490      (724,564)
Interest and Other Income                                         237,655       176,751       168,217
Interest Expense                                                   30,116        32,569        35,094
                                                              ------------  ------------  ------------
  Income (loss) before provision for income taxes               1,373,769       989,672      (591,441)
Provision for Income Taxes                                         67,216       114,270             -
                                                              ------------  ------------  ------------
  Net income (loss) from continuing operations                  1,306,553       875,402      (591,441)
Discontinued Operations:
  Income (loss) from discontinued operations,
  net of applicable income taxes (Note 1)                      (7,306,144)      578,076     2,811,569
                                                              ------------  ------------  ------------
    Net income (loss)                                         $(5,999,591)  $ 1,453,478   $ 2,220,128
                                                              ============  ============  ============
Basic Net Income (Loss) per Share-Continuing operations       $      0.12   $      0.09   $     (0.06)
                                                              ============  ============  ============
Diluted Net Income (Loss) per Share-Continuing operations     $      0.12   $      0.08   $     (0.06)
                                                              ============  ============  ============
Basic Net Income (Loss) per Share-Discontinued operations     $     (0.70)  $      0.06   $      0.30
                                                              ============  ============  ============
Diluted Net Income (Loss) per Share-Discontinued operations   $     (0.66)  $      0.06   $      0.30
                                                              ============  ============  ============
Basic Net Income (Loss) per Share                             $     (0.57)  $      0.15   $      0.24
                                                              ============  ============  ============
Diluted Net Income (Loss) per Share                           $     (0.54)  $      0.14   $      0.24
                                                              ============  ============  ============
Weighted Average Number of Common Shares Outstanding           10,458,208     9,769,772     9,244,307
                                                              ============  ============  ============
Weighted Average Common Shares Outstanding Assuming
   Dilution                                                    11,027,860    10,493,724     9,244,307
                                                              ============  ============  ============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated  Statements  of  Operations

                                   COMMON STOCK       ADDITIONAL                                 CUMULATIVE          TOTAL
                              NUMBER OF   $0.01 PAR    PAID-IN     ACCUMULATED    SUBSCRIPTION    TRANSLATION    STOCKHOLDERS'
                               SHARES      VALUE      CAPITAL       DEFICIT       RECEIVABLE     ADJUSTMENT        EQUITY

Balance, December 31, 1997    9,108,616  $  91,086  $29,339,752  $(25,887,525)  $           -   $    (47,990)  $    3,495,323

  Exercise of stock options     215,791      2,158      366,612             -               -              -          368,770
  and Employee Stock
  Purchase Plan

  Net income                          -          -            -     2,220,128               -              -        2,220,128

  Translation adjustment              -          -            -             -               -        (33,714)         (33,714)

  Comprehensive income                -          -            -             -               -              -                -
                             ----------  ---------  -----------  -------------  --------------  -------------  ---------------

Balance, December 31, 1998    9,324,407     93,244   29,706,364   (23,667,397)              -        (81,704)       6,050,507

  Exercise of stock options     607,583      6,076    1,128,323             -               -              -        1,134,399
  and Employee Stock
  Purchase Plan

  Net income                          -          -            -     1,453,478               -              -        1,453,478

  Translation adjustment              -          -            -             -               -         (4,186)          (4,186)

  Comprehensive income                -          -            -             -               -              -                -
                             ----------  ---------  -----------  -------------  --------------  -------------  ---------------

Balance, December 31, 1999    9,931,990     99,320   30,834,687   (22,213,919)              -        (85,890)       8,634,198

  Exercise of stock options     763,905      7,639    1,689,917             -        (550,000)             -        1,147,556
  and Employee Stock
  Purchase Plan

  Net loss                            -          -            -    (5,999,591)              -              -       (5,999,591)

  Translation adjustment              -          -            -             -               -         92,504           92,504

  Comprehensive loss                  -          -            -             -               -              -                -
                             ----------  ---------  -----------  -------------  --------------  -------------  ---------------

Balance, December 31, 2000   10,695,895  $ 106,959  $32,524,604  $(28,213,510)  $    (550,000)  $      6,614   $    3,874,667
                             ==========  =========  ===========  =============  ==============  =============  ===============


                              COMPREHENSIVE
                              INCOME (LOSS)

Balance, December 31, 1997   $            -

  Exercise of stock options               -
  and Employee Stock
  Purchase Plan

  Net income                      2,220,128

  Translation adjustment            (33,714)
                             ---------------

  Comprehensive income            2,186,414
                             ---------------

Balance, December 31, 1998                -

  Exercise of stock options               -
  and Employee Stock
  Purchase Plan

  Net income                      1,453,478

  Translation adjustment             (4,186)
                             ---------------

  Comprehensive income            1,449,292
                             ---------------

Balance, December 31, 1999                -

  Exercise of stock options               -
  and Employee Stock
  Purchase Plan

  Net loss                       (5,999,591)

  Translation adjustment             92,504
                             ---------------

  Comprehensive loss             (5,907,087)
                             ---------------

Balance, December 31, 2000

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated  Statements  of  Stockholders'  Equity

                                                                             2000         1999         1998
Cash Flows from Operating Activities:
  Net income (loss)                                                      $(5,999,591)  $1,453,478   $2,220,128
  Less-Net Income (loss) from discontinued operations                     (7,306,144)     578,076    2,811,569
                                                                         ------------  -----------  -----------

        Net income (loss) from continuing operations                       1,306,553      875,402     (591,441)

    Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities-
  Depreciation and amortization                                              324,914      622,353      375,397
  Currency translation adjustment                                            136,504       20,733      (39,587)
  Changes in current assets and liabilities
    Accounts and other receivables                                          (724,890)    (515,953)    (715,365)
    Inventories                                                                7,526        2,431      (18,640)
    Prepaid expenses                                                          13,879      (40,540)     (23,143)
    Accounts payable                                                         627,550      (65,793)    (132,160)
    Accrued expenses and other current liabilities                           356,041      206,597      109,634
    Deferred revenue                                                         509,491      646,436      497,491
                                                                         ------------  -----------  -----------

    Net cash provided by (used in) continuing operating                    2,557,568    1,751,666     (537,814)
                                                                         ------------  -----------  -----------
    activities

Cash Flows from Investing Activities:
  Purchases of property and equipment                                       (635,072)    (129,551)     (12,433)
  Decrease (Increase) in other assets                                         10,605      (99,214)    (228,928)
                                                                         ------------  -----------  -----------

    Net cash used in investing activities                                   (624,467)    (228,765)    (241,361)
                                                                         ------------  -----------  -----------

Cash Flows from Financing Activities:
    Payments on capital lease obligations and equipment
    financings                                                              (306,764)    (333,608)    (127,232)
    Proceeds from exercise of stock options, and
    Employee Stock Purchase Plan                                           1,147,556    1,134,399      368,770
                                                                         ------------  -----------  -----------
        Net cash provided by financing activities                            840,792      800,791      241,538
                                                                         ------------  -----------  -----------
Effect of Exchange Rate Changes on Cash and Cash                             (44,000)     (24,919)       5,873
                                                                         ------------  -----------  -----------
Equivalents

          Net cash (used in) provided by discontinued operations          (6,197,816)    (792,395)   2,104,880
                                                                         ------------  -----------  -----------
Net(Decrease) Increase in Cash and Cash Equivalents                       (3,467,923)   1,506,378    1,573,116

Cash and Cash Equivalents, beginning of period                             7,213,035    5,706,657    4,133,541
                                                                         ------------  -----------  -----------

Cash and Cash Equivalents, end of period                                 $ 3,745,112   $7,213,035   $5,706,657
                                                                         ============  ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                             $    28,192   $   32,569   $   34,465
                                                                         ============  ===========  ===========
    Income taxes                                                         $    67,216   $   80,505   $    5,000
                                                                         ============  ===========  ===========

Supplemental Disclosure of Noncash Investing and Financing Activities:
    Capital leases                                                       $   167,788   $  266,255   $  169,519
                                                                         ============  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

(1)  OPERATIONS

     MathSoft, Inc., presently doing business as Insightful Corporation (the Company) provides software and consulting solutions for statistical analysis, data mining and analytic Customer Relations Management (CRM).

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within its industry, including, without limitation, rapid technological change, competition and need to attract and retain key employees.

     On June 1, 1999, the Company incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education.

     During the third quarter of 2000, the Company discontinued operations of FSC, which began Web operations in February 2000. Operating losses from the discontinued operation were $9,000,623 and $1,841,762 for the years ended December 31, 2000 and 1999, respectively. In connection with this discontinuation, the Company recorded a $1.9 million charge for various costs related to closing this operation. This charge is included in the net loss for 2000. During the fourth quarter $850,000 of this charge was reversed as a result of certain favorable negotiations in winding-up its operations.

     In October 2000, the Company signed a letter of intent to sell the operations of the Company's Engineering and Education Products Division
     (EEPD) to a third party. Consistent with this letter of intent, on January 23, 2001, the Company sold all of the outstanding stock of its wholly-owned subsidiary, Mathsoft Engineering & Education, Inc. (MEEI), to Mathsoft Corporate Holdings, Inc. As a result of this transaction, the Company has recorded the operations of EEPD as discontinued operations during the fourth quarter of 2000, which is reflected in the accompanying consolidated financial statements. The net gain for this transaction will be reported during the first quarter of 2001 within discontinued operations and is presently expected to range between $3.5 and $4.0 million.

     The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect these dispositions. Reported revenue, costs and expenses exclude the operating results of FSC and EEPD. The results of FSC and EEPD are presented on a net basis in the consolidated statements of operations as
     (loss) income from operations of discontinued operations. Operating (loss) income from operations of discontinued operations were $(7,306,144) and $578,076 for the years ended December 31, 2000 and 1999, respectively.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     Net assets from discontinued operations in the accompanying balance sheets include the discontinued operations of FSC and EEPD as of December 31, 2000 and 1999. Components are as follows:

                                                   DECEMBER 31,
                                               2000           1999

              Cash and cash equivalents   $           -   $ 1,231,224
              Accounts receivable, net        3,666,998     2,909,664
              Net property and equipment        529,273       755,900
              Other assets                      501,826       583,242
              Accounts payable               (1,650,590)   (1,809,989)
              Other current liabilities      (1,695,508)   (1,212,893)
              Long-term liabilities             (61,429)      (58,250)
                                          --------------  ------------

              Total                       $   1,290,570   $ 2,398,898
                                          ==============  ============

(2)  SIGNIFICANT  ACCOUNTING  POLICIES

     The accompanying consolidated financial statements comprise those of MathSoft and its wholly owned subsidiaries: Statistical Sciences, Inc. (StatSci), Mathsoft Engineering & Education, Inc. (MEEI), TriMetrix, Inc., acroScience Corporation and FSC (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the consolidated financial statements and notes.

     (a)  REVENUE  RECOGNITION

          The  Company  records revenue in accordance with Statement of Position
          (SOP) No. 97-2, Software Revenue Recognition. License revenue, including license renewals, consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements to allow allocation of the total fee to all delivered and undelivered elements of the arrangement. Revenues under such arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

          Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services.

          The Company provides for estimated returns and warranty costs at the time of sale. The Company offers maintenance contracts and training on certain of its products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Training and consulting revenue is recognized as services are performed. Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

     (b)  CASH  AND  CASH  EQUIVALENTS

          Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Cash equivalents were approximately $3,745,000 and $7,213,000 as of December 31, 2000 and 1999, respectively, and consisted primarily of investments in commercial paper.

     (c)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist entirely of raw materials.

     (d)  DEPRECIATION  AND  AMORTIZATION

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

     (e)  RESEARCH  AND  DEVELOPMENT

          The Company accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2000, 1999 and 1998, the Company expensed all research and development costs, as those costs incurred from technological feasibility (defined as a working model) to general release were not material.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     (f)  FUNDED  RESEARCH

          Funded Research amounts represent funding received primarily from federal government agencies for work performed by the Company's research and development department under cost-sharing arrangements. These amounts are recognized as the work is performed and are recorded as an offset against the Company's total research and development costs.

     (g)  NET  INCOME  (LOSS)  PER  SHARE

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

          A reconciliation of basic and diluted shares outstanding is as follows:

                                              --- YEARS ENDED DECEMBER 31, ---
                                                2000        1999        1998
           Weighted average common
           shares outstanding                10,458,208   9,769,772   9,244,307
           Effect of dilutive stock options     569,652     723,952           -
                                             ----------  ----------  ----------

           Weighted average common
           shares outstanding assuming
           dilution                          11,027,860  10,493,724   9,244,307
                                             ==========  ==========  ==========

          The above schedule does not include shares of common stock or options to purchase shares of common stock of FSC, the Company's wholly owned subsidiary.

          The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                               -- YEARS ENDED DECEMBER 31, --
                                  2000      1999     1998
            Antidilutive stock
            options             1,659,804  349,116  255,586
                                =========  =======  =======

     (h)  FOREIGN  CURRENCY  TRANSLATION

          Assets and liabilities of the Company's foreign branch are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction losses are recognized currently in the statements of operations included in general and administrative expense and were approximately $109,000, $9,000 and $8,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     (i)  OTHER  ASSETS

          Other assets, consisting primarily of purchased technology, long-term deposits and capitalized legal patent fees, totaled $201,688 and $268,950, net of accumulated amortization of $127,698 and $71,030 as of December 31, 2000 and 1999, respectively.

          The Company assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of December 31, 2000.

     (j)  CONCENTRATION  OF  CREDIT  RISK

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

          During the years ended December 31, 2000, 1999 and 1998, the Company did not have any one customer that accounted for greater than 10% of net revenues. As of December 31, 2000, 1999 and 1998, the Company did not have any one customer that accounted for 10% of accounts receivable.

     (k)  USE  OF  ESTIMATES

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

     (l)  FINANCIAL  INSTRUMENTS

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments consisting of cash, accounts receivable, equipment financing and capital leases. The estimated fair value of these financial instruments approximates their carrying value in the accompanying financial statements.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     (m)  DERIVATIVES

          SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative
          Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As the Company does not currently engage in derivatives or hedging transactions, there is no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

     (n)  RECENT  ACCOUNTING  PRONOUNCEMENTS

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The interpretation is effective July 1, 2000. Its adoption did not have a material impact on the Company's results of operations or financial condition.

          In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

(3)  INCOME  TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     The  provisions  for  income  taxes  consist  of  the  following:

                                     --- YEARS ENDED DECEMBER 31, ---
                                       2000         1999       1998
      Current tax expense-
        Foreign                     $    69,000   $ 273,000   $ 23,000

      Deferred tax expense
      (benefit)-
        Federal                      (2,829,000)    (70,000)   387,000
        State                          (499,000)    (12,000)    68,000
                                    ------------  ----------  ---------

                                     (3,328,000)    (82,000)   455,000

      Change in valuation reserve    (3,328,000)    (82,000)   455,000
                                    ------------  ----------  ---------

        Less-Amounts attributable
        to discontinued operations       (2,000)   (159,000)   (23,000)
                                    ------------  ----------  ---------

        Total                       $    67,000   $ 114,000   $      -
                                    ============  ==========  =========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                      YEARS ENDED DECEMBER 31,
                                       2000    1999    1998
     Income tax provision at federal
     statutory rate                    34.0%   34.0%  (34.0)%

     Increase (decrease) in tax
     resulting from-
       State tax provision              6.0     6.0     (6.0)
       Foreign tax provision            0.5    11.5      0.0
       Other permanent items            1.0     1.0      1.0
       Change in valuation reserve    (42.0)  (41.0)    39.0
                                      ------  ------  -------

                                      (0.5)%   11.5%     0.0%
                                      ======  ======  =======

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     The significant components of the deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                         2000           1999
      Net operating loss carryforward                $  7,102,000   $ 5,113,000
      Research and development credit carryforwards     1,696,000     1,320,000
      Temporary differences                             2,084,000     1,121,000
                                                     -------------  ------------

                                                       10,882,000     7,554,000

      Valuation allowance                             (10,882,000)   (7,554,000)
                                                     -------------  ------------

        Net deferred tax asset                       $          -   $         -
                                                     =============  ============

     Due to the uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

     At December 31, 2000, the Company has available net operating loss carryforwards of approximately $17,775,000 and tax credit carryforwards of approximately $4,240,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2020. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

(4)  EQUIPMENT  FINANCING

     During 2000, the Company entered into several financing arrangements for the purchase of fixed assets totaling $167,788, all of which were equipment lease financing arrangements. All of the financings are payable in 24 equal monthly payments of principal plus interest ranging from 10.9% to 11.3%.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

     Future minimum payments as of December 31, 2000 under these financing arrangements and capital leases are as follows:

     Year ending December 31,

         2001                                                $163,417
         2002                                                  40,553
                                                             --------

            Total minimum lease payments                      203,970

     Less-Amount representing interest                         15,261
                                                             --------

            Present value of minimum payments                 188,709

     Less-Current portion of capital lease obligations and
     equipment financings                                     149,911
                                                             --------

                                                             $ 38,798
                                                             ========

(5)  COMMITMENTS

     The Company has operating leases for its various facilities and certain office equipment. One lease provides for uneven payments during the lease term; however, rent expense is charged to operations evenly over the leased period.

     The future lease payments under the Company's operating lease arrangements, exclusive of operating costs and net of sublease revenue through October
     2005  are  approximately  as  follows:

                                           OPERATING
                                             LEASES
          Year ending December 31,
            2001                           $  717,000
            2002                              731,000
            2003                              755,000
            2004                              605,000
            2005                               93,000
                                           ----------

              Total future lease payments  $2,901,000
                                           ==========

     Rental expense under the Company's operating leases was approximately $693,000, $506,000 and $427,000 for the years ended December 31, 2000,1999 and  1998,  respectively.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

(6)  STOCKHOLDERS'  EQUITY

     (A)  STOCK  OPTION  PLANS

          The Company has a stock option plan that was adopted in 1992 (the 1992
          Plan) whereby the Board of Directors may grant incentive stock options
          (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. A total of 4,650,000 shares may be issued under the 1992 Plan. ISOs are granted at a price not less than fair market value at the date of grant. The options typically vest over a five-year period. At December 31, 2000 the Company had 666,135 options available for future grant under the 1992 Plan.

          The Company also has a Nonemployee Director Stock Option Plan (the 1992 Director's Plan) pursuant to which directors who are not officers or employees of the Company annually receive options to purchase shares of the Company's common stock. A total of 400,000 shares of common stock may be issued under the 1992 Director's Plan. The exercise price of each option equals the fair market value of the stock on the date of grant. The options are exercisable upon the earlier of one year from the date of grant, or the first annual meeting of stockholders following the date of grant at which members of the Board are elected. At December 31, 2000, the Company had 230,416 options available for future grant under the 1992 Director's Plan.

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

          The Company has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to the Company are granted nonqualified options to purchase stock in the Company. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable. At December 31, 2000, the Company had 165,000 options available for future grant under the 1996 Non-Officer Plan.

          As of December 31, 2000, a total of 6,157,556 shares of common stock were reserved for issuance under the 1992 Plan, the 1992 Director's Plan, the Key Officer Stock Option Plan, and the 1996 Non-Officer Plan.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

          The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative under SFAS No. 123 for employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted during fiscal years 2000, 1999 and 1998, including the Employee Stock Purchase Plan, using the Black-Scholes option pricing model prescribed by SFAS No. 123. For nonemployees, SFAS No. 123 requires that the compensation expense calculated using the Black-Scholes option pricing model be charged to the statement of operations. There were no grants to nonemployees for the years ended December 31, 2000, 1999 and 1998.

          The assumptions used and the weighted average information are as follows:

                                        --- YEARS  ENDED  DECEMBER  31, ---
                                           2000          1999          1998
     Risk-free interest rates           5.28%-6.73%   5.10%-6.33%   4.53%-5.67%
     Expected dividend yield                None          None          None
     Expected lives                       7 years       7 years       5 years
     Expected volatility                    101%          119%           77%
     Weighted average grant-date fair
       value of options granted
       during the period               $      2.99   $      2.83   $      1.67
     Weighted average remaining
       contractual life of
       options outstanding              6.35 years    7.06 years    7.16 years

The  effect  of  applying  SFAS  No.  123  would  be  as  follows:

                                     --- YEARS ENDED DECEMBER 31, ---
                                       2000          1999        1998
Net income (loss) as reported      $ (5,999,591)  $1,453,478  $2,220,132
                                   =============  ==========  ==========

Pro forma net income (loss)        $(10,007,726)  $  (85,385) $1,331,541
                                   =============  ==========  ==========

Basic income (loss) per share as
  reported                         $      (0.57)  $    0.15   $     0.24
                                   =============  ==========  ==========

Diluted net income (loss) per
  share as reported                $      (0.54)  $    0.14   $     0.24
                                   =============  ==========  ==========

Pro forma basic net income
  (loss) per share                 $      (0.96)  $   (0.01)  $     0.14
                                   =============  ==========  ==========

Pro forma diluted net income
  (loss) per share                 $      (0.96)  $   (0.01)  $     0.13
                                   =============  ==========  ==========

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

          The  Company's  stock  option  activity  for  all plans is as follows:

                                                        WEIGHTED
                                                        AVERAGE
                                            NUMBER OF   EXERCISE
                                              SHARES      PRICE
          Outstanding at December 31, 1997  2,872,292       2.39
            Granted                           721,150       2.67
            Exercised                        (161,278)      1.56
            Canceled                         (183,658)      3.30
                                            ----------  --------

          Outstanding at December 31,1998   3,248,506       2.43
            Granted                           729,950       2.78
            Exercised                        (541,248)      1.83
            Canceled                         (442,140)      2.82
                                            ----------  --------

          Outstanding at December 31, 1999  2,995,068       2.57
            Granted                         1,286,900       3.30
            Exercised                        (706,517)      2.17
            Canceled                         (715,574)      3.31
                                            ----------  --------

          Outstanding at December 31, 2000  2,859,877   $   2.81
                                            ==========  ========

          Exercisable at December 31, 2000  1,317,302   $   2.79
                                            ==========  ========

          Exercisable at December 31, 1999  1,732,446   $   2.44
                                            ==========  ========

          Exercisable at December 31, 1998  1,847,454   $   2.21
                                            ==========  ========

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

          The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                     --- OPTIONS  OUTSTANDING ---             --- OPTIONS  EXERCISABLE ---
                               WEIGHTED                                 WEIGHTED
                               AVERAGE                                  AVERAGE
                 NUMBER OF    REMAINING      WEIGHTED     NUMBER OF    REMAINING     WEIGHTED
RANGE OF          OPTIONS    CONTRACTUAL      AVERAGE      OPTIONS    CONTRACTUAL    AVERAGE
OPTION PRICES   OUTSTANDING      LIFE      OPTION PRICE  EXERCISABLE      LIFE     OPTION PRICE
1.00-2.06          609,517    8.79 years  $        1.56      118,677   4.65 years  $       1.16
2.25-4.00         1,691,110   4.93 years           2.62    1,040,500   3.47 years          2.62
4.44-6.13           559,250   7.96 years           4.71      158,125   5.91 years          5.20
                -----------                              -----------

                  2,859,877   6.35 years  $        2.81    1,317,302   3.88 years  $       2.79
                ===========               =============  ===========               ============

     (b)  FREESCHOLARSHIPS.COM  OPTION  ACTIVITY

          FreeScholarships.com adopted a Stock Option and Incentive Plan during 1999 (the 1999 Plan) whereby the Board of Directors could grant incentive stock options (ISOs), nonqualified stock options and awards of common stock to eligible employees and others, as defined. The Plan and all outstanding options were cancelled in connection with the discontinuance of the operations of FreeScholarships.com.

     (c)  EMPLOYEE  STOCK  PURCHASE  PLAN

          The Company has an employee stock purchase plan pursuant to which the Company has reserved and may issue up to 450,000 shares of common stock in semiannual offerings over a 10-year period. Shares of common stock are sold at 85% of fair market value, as defined. During the years ended December 31, 2000, 1999 and 1998, the Company issued 57,088, 66,335 and 54,513 shares under the Plan, respectively. As of December 31, 2000, 156,390 shares remain for future purchase.

     (d)  SUBSCRIPTION  RECEIVABLE

          On June 20, 2000, the Company loaned $550,000 on a full recourse basis to its CEO for the exercise of common stock options. The note bears interest of 8% in the first two years, and the prime rate in years thereafter (9.5% at December 31, 2000). The principal and any accrued but unpaid interest is payable on demand at any time after June 19, 2002, or earlier upon the occurrence of certain specific events. The Company has recorded the note receivable as a reduction in stockholders equity in the accompanying consolidated financial statements.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

(7)  GEOGRAPHIC  DATA

     Revenues  by  geographic  area  based on customer location were as follows:

                                 --- YEARS ENDED DECEMBER 31, ---
     GEOGRAPHIC AREA              2000         1999         1998
     United States and Canada  $11,359,799  $ 8,775,406  $6,118,505
     United Kingdom              1,232,086    1,061,707     910,993
     Japan                         603,671      615,324     547,819
     France                        274,207      228,073     196,898
     Germany                       211,961      223,801     131,448
     Other                       1,564,754    1,307,538     936,996
                               -----------  -----------  ----------

                               $15,246,478  $12,211,849  $8,842,659
                               ===========  ===========  ==========

(8)  SEGMENT  REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment based on the way management makes their operating decisions and assesses performance. Accordingly, the Company's measure of performance is based on software license revenues and services and other revenues and the related cost of revenues which are reported in the accompanying consolidated statements of operations. Accordingly, no additional disclosure is required.

(9)  ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

     Accrued  expenses  and  other current liabilities consist of the following:

                                                         DECEMBER 31,
                                                       2000        1999
         Accrued payroll and payroll-related items  $  690,100  $  879,993
         Accrued vacation                              324,568     226,640
         Accrued royalties                             386,184     229,706
         Other accrued expenses                        819,561     528,031
                                                    ----------  ----------

                                                    $2,220,413  $1,864,370
                                                    ==========  ==========

(10) LINE  OF  CREDIT

     The Company had a line of credit with a bank, collateralized by substantially all of the Company's assets. Borrowings were limited to the lesser of 80% of eligible domestic accounts receivable, as defined, or $2,000,000. The line of credit expired during 2000.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Financial  Statements
     December  31,  2000

(11) VALUATION  AND  QUALIFYING  ACCOUNTS

     A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                         BALANCE,     CHARGED TO
                                       BEGINNING OF    COSTS AND                 BALANCE, END
                                          PERIOD       EXPENSES     DEDUCTIONS    OF PERIOD

Year Ended December 31, 2000:
  Allowance for doubtful accounts      $      28,252  $    83,840  $           -  $  112,092
  Allowance for sales returns                195,529       74,129              -     269,658
                                       -------------  -----------  -------------  ----------

       Total reserve for accounts      $     223,781  $   157,969  $           -  $  381,750
       receivable                      =============  ===========  =============  ==========

Year Ended December 31, 1999:
  Allowance for doubtful accounts      $      46,670  $         -  $      18,418  $   28,252
  Allowance for sales returns                193,386        2,143              -     195,529
                                       -------------  -----------  -------------  ----------

          Total reserve for accounts   $     240,056  $     2,143  $      18,418  $  223,781
          receivable                    =============  ===========  =============  ==========

Year Ended December 31, 1998:
  Allowance for doubtful accounts      $      61,800  $         -  $      15,130  $   46,670
  Allowance for sales returns                153,016       66,444         26,074     193,386
                                       -------------  -----------  -------------  ----------

           Total reserve for accounts  $     214,816  $    66,444  $      41,204  $  240,056
           receivable                  =============  ===========  =============  ==========

(12)  Unaudited Quarterly Data                                                                2000
                                                                       --------------------------------------------------
                                                                           Q1           Q2           Q3           Q4
                                                                       -----------  -----------  -----------  -----------
      Revenue                                                          $3,537,000   $3,659,000   $4,212,000   $3,838,000
      Net Income from continuing operations                               425,000      294,000      395,000      192,000
      Basic Net Income (Loss) per Share - Continuing operations              0.04         0.03         0.04         0.02
      Diluted Net Income (Loss) per Share - Continuing operations            0.04         0.03         0.04         0.02

      Net Income (loss)                                                (1,616,000)  (2,493,000)  (3,520,000)   1,629,000
      Basic Net Income (Loss) per Share                                     (0.16)       (0.24)       (0.33)        0.15
      Diluted Net Income (Loss) per Share                                   (0.14)       (0.23)       (0.33)        0.15

                                                                                              1999
                                                                       --------------------------------------------------
                                                                           Q1           Q2           Q3           Q4
                                                                       -----------  -----------  -----------  -----------
      Revenue                                                          $2,826,000   $2,880,000   $3,197,000   $3,309,000
      Net Income from continuing operations                               303,000      245,000      356,000      (29,000)
      Basic Net Income (Loss) per Share - Continuing operations              0.03         0.03         0.04        (0.00)
      Diluted Net Income (Loss) per Share - Continuing operations            0.03         0.02         0.04        (0.00)

      Net Income (loss)                                                   637,000      389,000      241,000      186,000
      Basic Net Income (Loss) per Share                                      0.07         0.04         0.02         0.02
      Diluted Net Income (Loss) per Share                                    0.06         0.04         0.02         0.02

The above data has been restated to reflect the operations of EEPD and FSC as discontinued operations.