Form 10-Q
period 2001-03-31
MATHSOFT INC
filed 2001-05-02
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 0-020992
                                               --------

                                 MATHSOFT, INC.
                      (NOW D/B/A/ INSIGHTFUL CORPORATION)
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                 04-2842217
-----------------------------             -------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                      1700 WESTLAKE AVENUE NORTH, SUITE 500
                         SEATTLE, WASHINGTON 98109-3044
   (Address, including zip code, of registrant's principal executive offices)

                                 (206) 283-8802
                                 --------------
               (Registrant's telephone number including area code)

                 101 MAIN STREET, CAMBRIDGE, MASSACHUSETTS 02142
                 (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES  X     NO
    ---       ---


As of April 30, 2001, there were 10,727,687 shares of Common Stock, $.01 par value per share outstanding.

                         MATHSOFT, INC. AND SUBSIDIARIES
                          D/B/A INSIGHTFUL CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----


PART  I.  FINANCIAL  INFORMATION:

     Item  1.  Consolidated  Condensed  Financial  Statements

          -    Consolidated  Condensed  Balance  Sheets  as  of
                   March  31,  2001  and  December  31, 2000                   3

          -    Consolidated  Condensed  Statements  of  Income  for  the
                   Three Months Ended March 31, 2001 and 2000                  4

          -    Consolidated Condensed Statements of Cash Flows  for  the
                   Three Months Ended March 31, 2001 and 2000                  5

          -    Notes to Consolidated Condensed Financial Statements            6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition  and  Results  of  Operations                         9

               Cautionary  Statements                                         11

     Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk                                                          13


PART  II.  OTHER  INFORMATION:

     Item  5.  Correction                                                     14

     Item  6.  Exhibits  and  Reports  on  Form  8-K                          15

SIGNATURES                                                                    16

                                PART I. FINANCIAL INFORMATION:

Item  1.  Consolidated  Condensed  Financial  Statements

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Consolidated  Condensed  Balance Sheets

ASSETS

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2001            2000
                                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                                   $  9,895,644   $   3,745,112
  Accounts receivable, less reserves of $472,031 and $381,750, respectively      2,499,233       3,018,860
  Other receivables                                                                977,846         959,650
  Inventories                                                                       24,393          70,380
  Prepaid expenses                                                                 667,569         126,993
                                                                              -------------  --------------

      Total current assets                                                      14,064,685       7,920,995
                                                                              -------------  --------------

Property and Equipment, at cost:
  Computer equipment and software                                                2,834,362       2,639,896
  Furniture and fixtures                                                           386,293         391,486
  Property and equipment under capital lease                                       478,165         478,165
  Leasehold improvements                                                            90,161          90,161
                                                                              -------------  --------------

                                                                                 3,788,981       3,599,708

  Less-Accumulated depreciation and amortization                                 2,651,722       2,507,000
                                                                              -------------  --------------

                                                                                 1,137,259       1,092,708

Net Assets of Discontinued Operations                                                    -       1,290,570

Other Assets                                                                       267,198         201,688
                                                                              -------------  --------------

                                                                              $ 15,469,142   $  10,505,961
                                                                              =============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations and equipment financings       $    153,723   $     149,911
  Accounts payable                                                               1,583,002       1,179,711
  Accrued expenses and other current liabilities                                 4,026,412       2,220,413
  Deferred revenue                                                               2,755,699       3,042,461
                                                                              -------------  --------------

      Total current liabilities                                                  8,518,836       6,592,496
                                                                              -------------  --------------

Capital Lease Obligations and Equipment Financings, less current portion            28,050          38,798
                                                                              -------------  --------------

Commitments

Stockholders' Equity:
  Preferred stock, $0.01 par value-
      Authorized-1,000,000 shares
      Issued and outstanding-none                                                        -               -
  Common stock, $0.01 par value-
      Authorized-20,000,000 shares
      Issued and outstanding-10,728,868 and 10,695,895 shares,
        respectively                                                               107,289         106,959
  Additional paid-in capital                                                    32,573,958      32,524,604
  Accumulated deficit                                                          (25,282,781)    (28,213,510)
  Subscription receivable                                                         (550,000)       (550,000)
  Cumulative translation adjustment                                                 73,790           6,614
                                                                              -------------  --------------

       Total stockholders' equity                                                6,922,256       3,874,667
                                                                              -------------  --------------

                                                                              $ 15,469,142   $  10,505,961
                                                                              =============  ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Consolidated  Condensed  Statements  of  Operations
(Unaudited)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2001          2000

Revenues:
  Software licenses                                                $  3,098,839   $  2,901,675
  Professional services                                               1,005,582        635,101
                                                                   -------------  -------------

        Total revenues                                                4,104,421      3,536,776
                                                                   -------------  -------------

Cost of Revenues:
  Software licenses                                                     482,814        568,455
  Professional services                                                 845,061        384,837
                                                                   -------------  -------------

        Total cost of revenues                                        1,327,875        953,292
                                                                   -------------  -------------

        Gross profit                                                  2,776,546      2,583,484
                                                                   -------------  -------------

Operating Expenses:
  Sales and marketing                                                 1,342,546      1,147,144

  Research and development-Gross                                      1,895,019      1,743,758
  Less-Funded research                                               (1,356,000)    (1,305,000)
                                                                   -------------  -------------

        Research and development, net                                   539,019        438,758

General and administrative                                              811,404        628,428
                                                                   -------------  -------------

        Total operating expenses                                      2,692,969      2,214,330
                                                                   -------------  -------------

        Income from continuing operations                                83,577        369,154

Interest and Other Income                                               107,469         66,213

Interest Expense                                                          5,984         10,839
                                                                   -------------  -------------

        Income before provision for income taxes                        185,062        424,528

Provision for Income Taxes                                                9,585              -
                                                                   -------------  -------------

        Income from continuing operations                               175,477        424,528

Discontinued Operations:
  Loss from discontinued operations, net of applicable income
  taxes                                                                (737,411)    (2,041,427)

  Gain on disposal of discontinued operations, net of applicable
  income taxes                                                        3,492,663              -
                                                                   -------------  -------------

        Net income (loss)                                          $  2,930,729   $ (1,616,899)
                                                                   =============  =============

Basic Net Income per Share-Continuing operations                   $       0.02   $       0.04
                                                                   =============  =============
Diluted Net Income per Share-Continuing operations                 $       0.02   $       0.04
                                                                   =============  =============

Basic Net Income (Loss) per Share-Discontinued operations          $       0.26   $      (0.20)
                                                                   =============  =============
Diluted Net Income (Loss) per Share-Discontinued operations        $       0.25   $      (0.20)
                                                                   =============  =============

Basic Net Income (Loss) per Share                                  $       0.28   $      (0.16)
                                                                   =============  =============
Diluted Net Income (Loss) per Share                                $       0.27   $      (0.16)
                                                                   =============  =============

Weighted Average Number of Common Shares Outstanding                 10,706,586     10,065,767
                                                                   =============  =============
Weighted Average Common Shares Outstanding Assuming
Dilution                                                             10,818,538     11,712,833
                                                                   =============  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Consolidated  Condensed  Statements  of  Cash  Flows
(Unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2001         2000

Cash Flows from Operating Activities:
  Net income (loss)                                                $  2,930,729   $ (1,616,899)
  Less-Net Income (loss) from discontinued operations                 2,755,252     (2,041,427)
                                                                   -------------  -------------

       Net income from continuing operations                            175,477        424,528

Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities-
    Depreciation and amortization                                       167,646         88,397
    Currency translation adjustment                                      67,176         17,611
    Changes in current assets and liabilities
      Accounts and other receivables                                    501,431       (876,388)
      Inventories                                                        45,987         28,111
      Prepaid expenses                                                 (540,576)      (151,462)
      Accounts payable                                                  403,291        300,890
      Accrued expenses and other current liabilities                   (339,926)      (180,574)
      Deferred revenue                                                 (286,762)       156,704
                                                                   -------------  -------------

      Net cash provided by (used in) continuing operating
      activities                                                        193,744       (192,183)
                                                                   -------------  -------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                  (212,197)      (283,259)
  (Increase) Decrease in other assets                                   (65,510)        16,933
                                                                   -------------  -------------

      Net cash used in investing activities                            (277,707)      (266,326)
                                                                   -------------  -------------

Cash Flows from Financing Activities:
  Payments on capital lease obligations and equipment
    financing                                                            (6,936)       (55,371)
  Borrowings on capital lease obligations and equipment
    financing                                                                 -        104,495
  Proceeds from exercise of stock options, and Employee Stock
    Purchase Plan                                                        49,684        662,674
                                                                   -------------  -------------

      Net cash provided by financing activities                          42,748        711,798
                                                                   -------------  -------------

      Net cash provided by (used in) discontinued operations          6,191,747     (2,026,373)
                                                                   -------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents                  6,150,532     (1,773,084)

Cash and Cash Equivalents, beginning of period                        3,745,112      7,213,035
                                                                   -------------  -------------

Cash and Cash Equivalents, end of period  (X)                      $  9,895,644   $  5,439,951
                                                                   =============  =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                       $      5,984   $     10,839
                                                                   =============  =============
    Income taxes                                                   $      9,585   $          -
                                                                   =============  =============

(X)  End  of  period  cash and cash equivalents as of March 31, 2000 is $928,569 less than the ending cash previously reported for the same  period  last year as this amount relates to discontinued operations and  is  included  in  net  assets  of  discontinued  operations.

The accompanying notes are an integral part of these consolidated condensed financial statements.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Notes  to  Consolidated  Condensed  Financial  Statements
(Unaudited)


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by MathSoft, Inc. (currently doing business as Insightful
     Corporation, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  CONTINUING  OPERATIONS

     The Company's continuing operations and primary focus are to provide software and consulting solutions for statistical analysis, data mining, and analytic applications for all functions across the enterprise. The Company's principal location has shifted to Seattle, Washington, where the Data Analysis Products Division (DAPD) is located. This business was acquired by the Company in June 1993 through the acquisition of substantially all the assets of Statistical Sciences, Inc. The Company's current solutions facilitate mining, analyzing, viewing, and predicting critical information for faster, intelligent and efficient management decisions.

(3)  DISCONTINUED  OPERATIONS

     On June 1, 1999, the Company incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education.

     During the third quarter of 2000, the Company discontinued operations of FSC, which began web-based operations in February 2000. Operating losses from the discontinued operations for FSC were approximately $2,556,000 for the three months ended March 31, 2000.

     In October 2000, the Company signed a letter of intent to sell the operations of the Company's Engineering and Education Products Division
     (EEPD) to a third party. Consistent with this letter of intent, on January 23, 2001, the Company sold all of the outstanding stock of its wholly-owned subsidiary, Mathsoft Engineering & Education, Inc. (MEEI), to Mathsoft Corporate Holdings, Inc. As a result of this transaction, the Company has recorded the operations of EEPD as discontinued operations beginning in the forth quarter of 2000, which is reflected in the accompanying consolidated condensed financial statements. The net gain of $3,492,663 for the disposition of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the three months ended March 31, 2001. The estimated gain previously reported ranged between $3.5 and $4.0 million.

     The operating loss for EEPD totaling $737,411 for the 23 day period ending January 23, 2001 is presented in the accompanying consolidated statements of operations as a loss from discontinued operations during the first quarter of 2001.

     The results of FSC and EEPD are presented on a net basis in the accompanying consolidated statements of operations for the three months ended March 31, 2000 as a loss from discontinued operations totaling $2,041,427. FSC generated a loss of $2,556,000 and EEPD income of $514,573.

     The accompanying consolidated condensed financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect these dispositions. Reported revenue, costs and expenses of continuing operations exclude the operating results of FSC and EEPD.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Notes  to  Consolidated  Condensed  Financial  Statements
(Unaudited)


     Net assets from discontinued operations transferred and divestiture-related customer and vendor commitments remaining with the company as of the date of disposition, January 23, 2001, and the balance sheet date December 31, 2000 are as follows:

                                                   JANUARY 23,    DECEMBER 31,
                                                      2001            2000
                                                  -------------  --------------
               Net Assets:
                 Cash and cash equivalents        $          -   $           -
                 Accounts receivable, net            3,175,843       3,666,998
                 Net property and equipment            512,246         529,273
                 Other assets                          426,304         501,826
                 Accounts payable                   (1,746,882)     (1,650,590)
                 Other current liabilities          (1,332,576)     (1,695,508)
                 Long-term liabilities                 (33,268)        (61,429)
                                                  -------------  --------------

                                                     1,001,667       1,290,570

                 Customer and vendor commitments     1,100,000               -
                                                  -------------  --------------

                    Total                         $  2,101,667   $   1,290,570
                                                  =============  ==============

(4)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist entirely of raw materials.

(5)  NET  INCOME  (LOSS)  PER  SHARE

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

     A  reconciliation  of  basic  and diluted shares outstanding is as follows:

                                                   THREE  MONTHS  ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------

               Weighted average common
               shares outstanding                10,706,586  10,065,767
               Effect of dilutive stock options     111,952   1,647,066
                                                 ----------  ----------

               Weighted average common
               shares outstanding assuming
               dilution                          10,818,538  11,712,833
                                                 ==========  ==========


     The above schedule as of March 31, 2000 excludes shares of common stock or options to purchase shares of common stock of FSC, the Company's wholly owned subsidiary.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

Notes  to  Consolidated  Condensed  Financial  Statements
(Unaudited)


     The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      -------------------
                                        2001       2000
                                      ---------  --------

          Antidilutive stock
           options                    1,438,614     7,286
                                      =========  ========

(6)  COMPREHENSIVE  INCOME

     The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is computed as the total of net income and all other nonowner changes in equity. Total comprehensive income is as follows:

                                                        THREE  MONTHS  ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                          2001         2000
                                                       ----------  ------------
         Net income (loss)                             $2,930,729  $(1,616,899)
         Change in Cumulative
         translation adjustment                            67,176       17,611
                                                       ----------  ------------

         Comprehensive income (loss)                    2,997,905   (1,599,288)
                                                       ==========  ============

(7)  SEGMENT  REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment based on the way management makes its operating decisions and assesses performance. Accordingly, the Company's measure of performance is based on software license revenues and services and other revenues and the related cost of revenues which are reported in the accompanying consolidated statements of operations. Accordingly, no additional disclosure is required.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 2001 Compared with the Three Months ended 31, 2000.

                              RESULTS OF OPERATIONS

REVENUES

Total first quarter revenues from Insightful's continuing operations (software and services for statistics, data mining and predictive modeling) reached $4.1 million. This represented 16% growth over $3.5 million in total revenues for the first quarter 2000. This increase reflected a strong demand for Insightful's analytical, predictive and visualization products and services in North America, partially offset by lower sales in the Asia-Pacific region.

Software licenses and subscriptions revenues accounted for 76% of total revenues and increased 7% from $2.9 million in the first quarter in 2000 to $3.1 in the first quarter 2001. This increase reflected stronger sales in North America of Server licenses, partially offset by lower Desktop license sales in international regions.

Professional services revenues represented 24% of total revenues and included consulting and training. Professional services revenues increased by 58% from $635,000 in the first quarter 2000 to $1 million in the first quarter 2001. This fast growth reflects Insightful's strategy to expand the professional services offering and leverage it to increase the demand for software product sales.

COST  OF  REVENUES

Total cost of revenues increased 39% from $ 953,000 in the first quarter last year to $1,328,000 in the first quarter 2001. Total cost as a percentage of total revenues also increased from 27% in the first quarter 2000 to 32% in the first quarter 2001. These increases in cost primarily reflect higher professional services content in the revenue mix (professional services tend to carry higher costs than software licenses) coupled with the Company's decision to increase its investment in professional services resources in the first quarter 2001.

The cost of professional services as a percentage of professional services revenues increased from 61% in the first quarter 2000 to 84% in the first quarter 2001, reflecting increased investment in professional services resources to help the company scale and leverage additional product sales.

OPERATING  EXPENSES.

Sales & marketing expenses increased 17% from $1,147,000 in the first quarter 2000 to $1,343,000 in the first quarter 2001. This increase primarily reflected additions to the sales force to grow the Company's sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data mining, statistical analysis and predictive modeling software and services.

Net research and development expenses increased from $439,000 in the first quarter 2001 to $539,000 in the first quarter 2001, and increased as a percentage of total revenues from 12% in the first quarter 2000 to 13% in the first quarter 2001. This increase was primarily a reflection of ongoing product enhancements for the S-PLUS product line.

Funded research increased $51,000, from $1,305,000 in the first quarter 2000 to $1,356,000 in the first quarter 2001. This increase is attributable to a modest increase in the revenues from awarded research contracts.

General & administrative expenses increased by $183,000 from $628,000 in the first quarter 2000 to $811,000 in the first quarter 2001. This increase reflected primarily additional investor relations expenses associated with the company's new positioning, as well as costs of enhancing the new corporate staff and transitioning the company's headquarters from Cambridge, Massachusetts to Seattle, Washington.

NET  INCOME  FROM  CONTINUING  OPERATIONS

Net income from continuing operations decreased from $425,000 in the first quarter 2000 to $176,000 in the first quarter 2001. This decrease primarily reflected slower international revenues, more professional services in the revenue mix (professional services tend to carry higher costs than software licenses), and increased investment across all company functions. These investments are made in order to continue to scale operations and drive further growth while maintaining profitability.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION

NET  LOSS  FROM  DISCONTINUED  OPERATIONS

The net operating loss from discontinued operations amounted to $737,000 in the first quarter 2001. This loss represents the loss incurred from operating the MathSoft Engineering & Education Products Division ("EEPD") for 23 days in January 2001, prior to completing the sale of the division and transferring its net assets and operations to its purchaser on January 23, 2001.

The net operating loss from discontinued operations in the first quarter 2000 was $2,041,000, which represented the results of operating two discontinued divisions: FreeScholarships.com Division and EEPD, for a full calendar quarter.

The net loss of $2,041,000 in the first quarter 2000 was a result of a $2,556,000 loss from the FreeScholarships.com Division, partially offset by a $515,000 net income from EEPD.

Based on the above any comparison of the operating results of discontinued operations between first quarter 2000 and the first quarter 2001 is not meaningful.

GAIN  FROM  SALE  OF  MATHSOFT  ENGINEERING  &  EDUCATION,  INC.

The net gain from the disposition of the assets of EEPD through the sale of Mathsoft Engineering & Education, Inc. ("MEEI") located in Cambridge, MA, amounted to $3,492,000. This net gain resulted from a gross price from this sale of $7,000,000 offset by the following: $2,102,000 representing the value of MEEI's net assets transferred to the buying entity as well as customer and vendor commitments remaining with the Company; $553,000 of legal and accounting professional fees; $497,000 of severance payments to terminated employees; and $356,000 for bonuses and retention payments.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalent in the beginning of the first quarter 2001 amounted to $3,745,000. Insightful generated $194,000 positive cash flow from continued operations during the first quarter 2001, and $43,000 positive cash flow from financing activities primarily from proceeds of the employee stock purchase plan.

The Company used $278,000 of cash outflow for capital expenditures for continuing operations and other investing activities during the first quarter 2001. Net cash proceeds from the sale of MEEI amounted to $6,192,000, which brought the cash and cash equivalent balance at the end of the first quarter 2001 to $9,896,000.

This cash balance of $9.9 million represents the company's financial reserves, especially in light of a positive cash flow from operations.

The Company presently plans to use some of this cash balance to expand the Company's infrastructure in the field, to expand the Company presence worldwide via M&A activities, and to pay the Company's remaining obligations related to the recent divestiture.

The Company believes its financial reserves and cash flow from future operations will be sufficient to meet the liquidity requirements for the next twelve months. This statement is based on management's best judgment as of this point in time, and must be viewed as a forward-looking statement, therefore subject to risks and uncertainties many of which are outside management control. The company's actual experience may differ materially from its current estimation. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this form 10-Q as well as future events that have the effect of reducing available cash balances, such as: unanticipated operating losses, capital expenditure, higher than expected cash payments for future acquisitions, or investments in new product or services lines.

The company may be presented from time to time with acquisition opportunities that require additional external financing, and the company may from time to time seek to obtain additional funds from public or private issuance of equity capital, debt securities or a bank line of credit. There can be no assurances that any such financing will be available at all or on terms favorable to the company

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION


                              CAUTIONARY STATEMENTS

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

RISKS ASSOCIATED WITH DIVESTITURES. Prior to the sale of the Company's EEPD unit in January of 2001, the Company's product offerings included those related to its Mathcad line addressing the calculation needs of the technical, professional and education markets. Following the sale, the Company is now functioning with fewer employees while at the same time concentrating on a single market. The lack of diversification of product lines may make the Company more subject to market fluctuations. Further, there can be no assurance the Company will receive returns from the sale that investors in the Company will consider attractive.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and will continue to review future acquisition opportunities. However, the Company currently has no commitments or agreements with respect to any such acquisition. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

RISKS ASSOCIATED WITH EXPANDING INTO NEW END-USER MARKETS. The company's strategy to invest in the expansion of its product and service offerings of statistical analysis, data mining and predictive modeling beyond the "statistics guru" segment and into the business mainstream may not be successful. Such an outcome could be the result of a variety of factors, including but not limited to delayed customer acceptance, ease-of-use issues, unattractive pricing, and the availability of competitive offerings. These potentially negative outcomes could have a material adverse effect on the company's results of operations and financial position.

RISKS ASSOCIATED WITH EXPANDING INTO NEW VERTICAL MARKETS. The company's strategy to invest in the expansion of its product and service offerings beyond the traditional vertical markets it currently serves to a new set of vertical markets may not yield the expected results. Such a negative outcome could have a material adverse effect on the company's results of operations and financial position.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 22% of the Company's total revenues in the first quarter of 2001, approximately 28% of the Company's total revenues in the first quarter of 2000, and may continue to represent a significant portion of the Company's product revenues. The Company plans to increase its international operations in the future, which may increase the Company's exposure to local financial, economic, political and other risks. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION


RELIANCE ON THIRD PARTY LICENSORS. Certain copyrighted material, including the S programming language, the language on which all of the S-Plus products are based, is currently licensed from a single source or limited source suppliers. If such licenses are discontinued, there can be no assurance that the Company will be able to independently develop substitutes or to obtain alternative sources or, if able to be developed or obtained as needed in the future, that such efforts would not result in delays or reductions in product shipments or cost increases that could have a material adverse effect on the Company's consolidated business operations.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The data analysis software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. The Company, to remain successful, must be responsive to new developments in hardware and chip technology, operating systems, programming technology, Internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Moreover, the Company has recently encountered competition from an open source data analysis programming language called "R" which is freely available and provides a number of the features and functions of the Company's technology. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by resellers or end users due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

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

RISKS ASSOCIATED WITH NEW PRODUCTS OR SERVICES. The Company's future revenue growth rate and earnings performance depend on a number of factors, including the continued success of its existing products and service offerings and the development of one or more new products or services. These investments may materially adversely affect the Company's quarterly and annual financial results until such time that they begin to return a profit. Furthermore, there can be no assurance that these investments will ever achieve the desired financial results.

RISKS ASSOCIATED WITH FUNDED RESEARCH CONTRACTS. The company regularly applies for and is granted research funds from a variety of government agencies and funding programs. There is no assurance that the Company will receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short run. A sudden cancellation or non-renewal of a major funding program or multiple smaller programs could have a material adverse effect on the results of operations and financial position.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION


ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company maintains an operation in the United Kingdom, which incurs expenses denominated in its local currency. A strengthening of the dollar could make the Company's products less competitive in foreign markets. Since the Company's international sales are transacted in local currency and translated into UK currency (where the company consolidates its international earnings), there is exposure to transaction gain or loss in a variety of currencies, and exposure to translation gain or loss between these currencies and UK currency and between UK currency and US currency.

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

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION



                           PART II - OTHER INFORMATION

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION


ITEM  5.  CORRECTION

On April 25, 2001, the Company issued an earnings release containing an inadvertent error in the number representing the net results of discontinued operations for the first quarter of 2000. The release indicated that the net results of the discontinued operations were at break-even, when the actual number was a $2,041,427 net loss.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

Exhibit  No.        Exhibit

2.1 Assignment, Bill of Sale and Assumption Agreement by and between MathSoft, Inc. and MathSoft Engineering & Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.2 Intellectual Property Agreement by and between MathSoft, Inc. and MathSoft Engineering & Education, Inc., dated as of January 23, 2001(previously filed as Exhibit 2.2 to Insightful's Current Report on Form 8-K and incorporated by reference herein)

2.3 Stock Purchase Agreement dated as of January 23, 2001 by and among MathSoft, Inc., MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (previously filed as
                    Exhibit 2.3 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.4 Axum Software License Agreement by and between MathSoft, Inc. and MathSoft Engineering & Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.4 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.5 Right of First Offer of Exclusive Commercial License by and between MathSoft, Inc. and MathSoft Engineering & Education, Inc. (previously filed as Exhibit 2.5 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.6 Non-Competition Agreement by and between MathSoft, Inc. and MathSoft Corporate Holdings, Inc. dated as of January 23, 2001(previously filed as Exhibit 2.6 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.7 Transitional Services Agreement by and among MathSoft, Inc., MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. dated as of January 23, 2001(previously filed as Exhibit 2.7 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

2.8                 Trademark  License  Agreement  by and between MathSoft, Inc.
                    and MathSoft Engineering & Education, Inc. dated as of January 23, 2001(previously filed as Exhibit 2.8 to Insightful's Current Report on Form 8-K and incorporated by reference herein)

10.1 Severance Agreement and General Release Effective as of February 5, 2001 by and between MathSoft and Charles J. Digate (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

10.2 Letter Agreement with Charles J. Digate dated January 29, 2001(previously filed as Exhibit 10.2 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

(b)  Reports  on  Form  8-K:

The Company filed a Current Report on Form 8-K dated January 26, 2001 announcing the sale of the Company's Engineering and Education Products Division, the appointment of Shawn Javid as the Company's new Chief Executive Officer, and the Company's intention to do business as Insightful Corporation.

The Company filed a Current Report on Form 8-K dated January 26, 2001 announcing results for the fourth quarter and 12 months ended December 31, 2000, restatement of results for prior periods to reflect the closure of FreeScholarships.com and the sale of the Engineering and Educational Products Division, and the renaming of the Company as Insightful Corporation, trading on the Nasdaq under the stock symbol IFUL.

The Company filed a Current Report on Form 8-K dated February 7, 2001 reporting the sale of all of the outstanding stock of its wholly-owned subsidiary, Mathsoft Engineering & Education, Inc., to a newly formed company, MathSoft Corporate Holdings, Inc., a Delaware Corporation, and providing pro forma financial information as of September 30, 2000.

The Company filed a Current Report on Form 8-K dated March 13, 2001 announcing the appointment of Sar Ramadan as chief financial officer of the Company.

MATHSOFT  INC.  AND  SUBSIDIARIES  D/B/A  INSIGHTFUL  CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MATHSOFT, INC.  D/B/A INSIGHTFUL CORPORATION

Dated:  May  1,  2001            By  /s/  Shawn  F.  Javid
                                   ----------------------------
                                   Shawn  F.  Javid
                                   President  and  Chief  Executive Officer
                                  (Principal  Executive  Officer)



Dated:  May  1,  2000            By  /s/  Sarwat  H.  Ramadan
                                   ----------------------------
                                   Sarwat  H.  Ramadan
                                   Chief Financial Officer, Treasurer, and Clerk (Principal Financial and Accounting Officer)