Form 10-Q
period 2001-06-30
INSIGHTFUL CORP
filed 2001-08-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-020992
                                                --------

                             INSIGHTFUL CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                           04-2842217
      --------------------------                --------------
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)        Identification Number)

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


As of August 10, 2001, there were 10,785,417 shares of Common Stock, $.01 par value per share outstanding.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART  I.  FINANCIAL INFORMATION:

          Item  1.  Consolidated  Condensed  Financial  Statements

               -    Consolidated Condensed Balance Sheets as of June 30, 2001
                    (unaudited)  and  December  31,  2000                          3


               -    Consolidated Condensed Statements of Operations for the
                    Three  and  Six  Months  Ended  June  30,  2001  and  2000     4


               -    Consolidated Condensed Statements of Cash Flows for the
                    Six Months  Ended  June  30,  2001  and  2000                  6

               -    Notes  to  Consolidated  Condensed  Financial  Statements      7


          Item  2.  Management's Discussion and Analysis of Financial
                    Condition and Results  of  Operations                         11

          Cautionary Statements                                                   15

          Item  3.  Quantitative and Qualitative Disclosures about Market Risk    17

PART II.  OTHER  INFORMATION:

          Item  4.  Submission of Matters to a Vote of Security Holders           18

          Item  6.  Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                        20

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated  Condensed  Balance  Sheets


ASSETS
                                                       JUNE 30,      DECEMBER 31,
                                                         2001            2000
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                          $  9,528,589   $   3,745,112
  Accounts receivable, less reserves of $474,675
    and $381,750, respectively                          3,083,693       3,018,860
  Other receivables                                     1,177,345         959,650
  Inventories                                              11,702          70,380
  Prepaid expenses                                        496,424         126,993
                                                     -------------  --------------

      Total current assets                             14,297,753       7,920,995
                                                     -------------  --------------

Property and Equipment, at cost:
  Computer equipment and software                       3,174,071       2,639,896
  Furniture and fixtures                                  387,470         391,486
  Property and equipment under capital lease              478,166         478,165
  Leasehold improvements                                   92,473          90,161
                                                     -------------  --------------

                                                        4,132,180       3,599,708

  Less-Accumulated depreciation and amortization       (2,799,057)     (2,507,000)
                                                     -------------  --------------

                                                        1,333,123       1,092,708

Net Assets of Discontinued Operations                           -       1,290,570

Other Assets                                              478,362         201,688
                                                     -------------  --------------

                                                     $ 16,109,238   $  10,505,961
                                                     =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations
    and equipment financings                         $    105,729   $     149,911
  Accounts payable                                      1,817,225       1,179,711
  Accrued expenses and other current liabilities        4,057,474       2,220,413
  Deferred revenue                                      2,661,433       3,042,461
                                                     -------------  --------------

      Total current liabilities                         8,641,861       6,592,496
                                                     -------------  --------------

Capital Lease Obligations and Equipment Financings,
  less current portion                                     11,063          38,798
                                                     -------------  --------------

Commitments

Stockholders' Equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none                                 -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-10,737,068 and
      10,695,895 shares, respectively                     107,371         106,959
  Additional paid-in capital                           32,589,382      32,524,604
  Accumulated deficit                                 (24,861,263)    (28,213,510)
  Subscription receivable                                (550,000)       (550,000)
  Cumulative translation adjustment                       170,824           6,614
                                                     -------------  --------------

      Total stockholders' equity                        7,456,314       3,874,667
                                                     -------------  --------------

                                                     $ 16,109,238   $  10,505,961
                                                     =============  ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated Condensed Statements of Operations (Continued)
(Unaudited)


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                 --------------------------  --------------------------
                                                     2001          2000          2001          2000
Revenues:
  Software licenses                              $ 3,234,215   $ 2,613,333   $ 6,333,054   $ 5,515,008
  Professional services                            1,415,003     1,046,000     2,420,585     1,681,101
                                                 ------------  ------------  ------------  ------------

      Total revenues                               4,649,218     3,659,333     8,753,639     7,196,109
                                                 ------------  ------------  ------------  ------------

Cost of Revenues:
  Software licenses                                  442,773       444,294       925,587     1,012,749
  Professional services                            1,030,863       626,635     1,875,924     1,011,472
                                                 ------------  ------------  ------------  ------------

      Total cost of revenues                       1,473,636     1,070,929     2,801,511     2,024,221
                                                 ------------  ------------  ------------  ------------

      Gross profit                                 3,175,582     2,588,404     5,952,128     5,171,888
                                                 ------------  ------------  ------------  ------------

Operating Expenses:
  Sales and marketing                              1,352,777     1,196,054     2,695,323     2,343,198

  Research and development-Gross                   2,008,829     1,673,382     3,903,848     3,417,140
  Less-Funded research                            (1,373,893)   (1,209,000)   (2,729,893)   (2,514,000)
                                                 ------------  ------------  ------------  ------------

      Research and development, net                  634,936       464,382     1,173,955       903,140

  General and administrative                         827,429       664,000     1,638,833     1,292,428
                                                 ------------  ------------  ------------  ------------

      Total operating expenses                     2,815,142     2,324,436     5,508,111     4,538,766
                                                 ------------  ------------  ------------  ------------

      Income from continuing operations              360,440       263,968       444,017       633,122

Interest and Other Income                             86,350        70,281       193,819       136,494

Interest Expense                                       5,524         9,749        11,508        20,588
                                                 ------------  ------------  ------------  ------------

      Income before provision for income taxes       441,266       324,500       626,328       749,028

Provision for Income Taxes                            19,748        30,736        29,333        30,736
                                                 ------------  ------------  ------------  ------------

      Income from continuing operations              421,518       293,764       596,995       718,292

Discontinued Operations:
  Loss from discontinued operations,
  net of applicable income taxes                           -    (2,786,767)     (737,411)   (4,828,194)

  Gain on disposal of discontinued operations,
  net of applicable income taxes                           -             -     3,492,663             -
                                                 ------------  ------------  ------------  ------------

      Net income (loss)                          $   421,518   $(2,493,003)  $ 3,352,247   $(4,109,902)
                                                 ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated Condensed Statements of Operations (Continued)
(Unaudited)


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                         -------------------------  -------------------------
                                            2001          2000         2001          2000
Basic Net Income per Share-Continuing
operations                               $      0.04  $      0.03   $      0.06  $      0.07
                                         ===========  ============  ===========  ============
Diluted Net Income per Share-Continuing
operations                               $      0.04  $      0.03   $      0.05  $      0.06
                                         ===========  ============  ===========  ============

Basic Net Income (Loss) per Share-
Discontinued operations                  $      0.00  $     (0.27)  $      0.26  $     (0.47)
                                         ===========  ============  ===========  ============
Diluted Net Income (Loss) per Share-
Discontinued operations                  $      0.00  $     (0.26)  $      0.25  $     (0.43)
                                         ===========  ============  ===========  ============

Basic Net Income (Loss) per Share        $      0.04  $     (0.24)  $      0.32  $     (0.40)
                                         ===========  ============  ===========  ============
Diluted Net Income (Loss) per Share      $      0.04  $     (0.23)  $      0.30  $     (0.37)
                                         ===========  ============  ===========  ============

Weighted Average Number of Common
  Shares Outstanding                      10,732,334   10,398,246    10,730,601   10,232,106
                                         ===========  ============  ===========  ============
Weighted Average Common Shares
  Outstanding Assuming Dilution           10,966,638   10,873,108    10,903,729   11,292,971
                                         ===========  ============  ===========  ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   2001          2000
Cash Flows from Operating Activities:
  Net income (loss)                                             $3,352,247   $(4,109,902)
  Less-Net Income (loss) from discontinued operations            2,755,252    (4,828,194)
                                                                -----------  ------------

        Net income from continuing operations                      596,995       718,292

  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities-
      Depreciation and amortization                                314,981       161,696
      Currency translation adjustment                              164,210        59,032
      Changes in current assets and liabilities
        Accounts and other receivables                            (282,528)   (1,167,759)
        Inventories                                                 58,678        37,599
        Prepaid expenses                                          (369,431)     (316,342)
        Accounts payable                                           637,514       161,481
        Accrued expenses and other current liabilities             (70,721)      (52,310)
        Deferred revenue                                          (381,028)      112,684
                                                                -----------  ------------

        Net cash provided by (used in) continuing
         operating activities                                      668,670      (285,627)
                                                                -----------  ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                             (555,396)     (330,357)
  (Increase) decrease in other assets                             (276,674)      137,610
                                                                -----------  ------------

        Net cash used in investing activities                     (832,070)     (192,747)
                                                                -----------  ------------

Cash Flows from Financing Activities:
  Payments on capital lease obligations and
    equipment financing                                            (71,917)      (36,948)
  Proceeds from exercise of stock options, and
    Employee Stock Purchase Plan                                    65,190     1,087,862
                                                                -----------  ------------

        Net cash (used in) provided by financing activities         (6,727)    1,050,914
                                                                -----------  ------------

        Net cash provided by (used in) discontinued operations   5,953,604    (5,442,338)
                                                                -----------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents             5,783,477    (4,869,798)

Cash and Cash Equivalents, beginning of period                   3,745,112     7,213,035
                                                                -----------  ------------

Cash and Cash Equivalents, end of period  (*)                   $9,528,589   $ 2,343,237
                                                                ===========  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                    $   11,508   $    19,100
                                                                ===========  ============
    Income taxes                                                $   19,748   $         -
                                                                ===========  ============

(*)  End  of period cash and cash equivalents as of June 30, 2000 is $3,119,283 less than the  ending cash previously reported for the same period last year as this amount relates to  discontinued  operations  and  is  included in net assets of discontinued operations.


The accompanying notes are an integral part of these consolidated condensed financial statements.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Condensed  Financial  Statements
     June  30,  2001
     (Unaudited)


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by Insightful Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10K. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  RECLASSIFICATION  OF  AMOUNTS

     Certain amounts in the financial statements for the year ended December 31, 2000 have been reclassified to conform to the presentation for the three and six month periods ended June 30, 2001.

(3)  CONTINUING  OPERATIONS

     The Company's continuing operations and primary focus are to provide software and consulting solutions for statistical analysis, data mining, and analytic applications for all functions across the enterprise. The Company's principal location has shifted to Seattle, Washington. The Company's current solutions facilitate mining, analyzing, viewing, and predicting critical information for faster, intelligent and efficient management decisions. On June 15, the Company became incorporated in Delaware via migratory merger and changed its name to Insightful Corporation.

(4)  DISCONTINUED  OPERATIONS

     On June 1, 1999, the Company incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education.

     During the third quarter of 2000, the Company discontinued operations of FSC, which began web-based operations in February 2000. Operating losses from the discontinued operations for FSC were approximately $3,160,000 and $5,716,000 for the three and six month periods ended June 30, 2000, respectively. In October 2000, the Company signed a letter of intent to sell the operations of the Company's Engineering and Education Products Division (EEPD) to a third party. Consistent with this letter of intent, on January 23, 2001, the Company sold all of the outstanding stock of its wholly-owned subsidiary, Mathsoft Engineering & Education, Inc. (MEEI), to Mathsoft Corporate Holdings, Inc. As a result of this transaction, the Company has recorded the operations of EEPD as discontinued operations, which is reflected in the accompanying consolidated condensed financial statements. Operating income from the discontinued operations for EEPD were approximately $373,000 and $888,000 for the three and six month periods ended June 30, 2000, respectively.

     The net gain of $3,492,663 for the disposition of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the six month period ended June 30, 2001. The operating loss for EEPD totaling $737,411 for the 23 day period ending January 23, 2001 is presented in the accompanying consolidated statements of operations as a loss from discontinued operations for the six month period ended June 30, 2001.

     The results of FSC and EEPD are presented on a net basis in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2000 as a loss from discontinued operations.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Condensed  Financial  Statements
     June  30,  2001
     (Unaudited)


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

     Net assets from discontinued operations transferred and divestiture-related customer and vendor commitments remaining with the company as of the date of disposition, January 23, 2001, and the balance sheet date December 31, 2000 are as follows:

                                  JANUARY 23,    DECEMBER 31,
                                     2001            2000
                                 -------------  --------------
Net Assets Transferred:
  Cash and cash equivalents      $          -   $           -
  Accounts receivable, net          3,175,843       3,666,998
  Net property and equipment          512,246         529,273
  Other assets                        426,304         501,826
  Accounts payable                 (1,746,882)     (1,650,590)
  Other current liabilities        (1,332,576)     (1,695,508)
  Long-term liabilities               (33,268)        (61,429)
                                 -------------  --------------

                                 $  1,001,667   $   1,290,570
                                 =============  ==============

Customer and vendor commitments  $  1,100,000   $           -
                                 =============  ==============

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

     A  reconciliation  of  basic  and diluted shares outstanding is as follows:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE  30,              JUNE  30,
                                  ----------------------  ----------------------
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------
Weighted average common
  shares outstanding              10,732,334  10,398,246  10,730,601  10,232,106
Effect of dilutive stock options     234,304     474,862     173,128   1,060,865
                                  ----------  ----------  ----------  ----------

Weighted average common
  shares outstanding assuming
  dilution                        10,966,638  10,873,108  10,903,729  11,292,971
                                  ==========  ==========  ==========  ==========

     The above schedule as of June 30, 2000 excludes shares of common stock or options to purchase shares of common stock of FSC, the Company's previously wholly owned subsidiary.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Condensed  Financial  Statements
     June  30,  2001
     (Unaudited)


     The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                  JUNE  30,             JUNE  30,
                            --------------------  --------------------
                              2001       2000       2001       2000
                            ---------  ---------  ---------  ---------
Antidilutive stock options  1,875,941  2,878,421  1,875,941  2,878,421
                            =========  =========  =========  =========

(6)  COMPREHENSIVE  INCOME  (LOSS)

     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income (loss) is computed as the total of net income and all other nonowner changes in equity. Total comprehensive income is as follows:

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE  30,               JUNE  30,
                                              ----------------------  ------------------------
                                                2001        2000         2001         2000
                                              --------  ------------  ----------  ------------
Net income (loss)                             $421,518  $(2,493,003)  $3,352,247  $(4,109,902)
Change in Cumulative
translation adjustment                          97,034       41,420      164,210       59,032
                                              --------  ------------  ----------  ------------

Comprehensive income (loss)                   $518,552  $(2,451,583)  $3,516,457  $(4,050,870)
                                              ========  ============  ==========  ============

(7)  SEGMENT  REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment based on the way management makes its operating decisions and assesses performance. Accordingly, the Company's measure of performance is based on software license revenues and services and other revenues and the related cost of revenues which are reported in the accompanying consolidated statements of operations. Accordingly, no additional disclosure is required

(8)  NEW  ACCOUNTING  STANDARDS

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142. As of June 30, 2001, the company had no goodwill reflected in the financial statements.

     INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

     Notes  to  Consolidated  Condensed  Financial  Statements
     June  30,  2001
     (Unaudited)


(9)  SUBSEQUENT  EVENTS

     In July 2001, the Company reported the expansion of the East Coast and healthcare analytics consulting practice through the acquisition of a data analysis consulting business from Waratah corporation. Consideration for the purchase was a combination of cash, restricted shares of the Company's common stock and stock warrants valued at approximately $250,000. This transaction will be accounted for as an asset purchase in the third quarter of 2001.

     In July 2001, the Company reported the formation of a French subsidiary and the acquisition by the newly formed subsidiary of a data analysis business from Sigma-Plus, the Company's French Distributor. Consideration for the purchase was cash, paid in French Francs, of approximately $200,000 US dollars. This transaction will be accounted for as an asset purchase in the third quarter of 2001.

     In July 2001, the Company reported the formation of a German subsidiary and the execution of an agreement for this subsidiary to acquire a data analysis business from GraS Graphische Systeme GmbH, the Company's German Distributor. Consideration for the acquisition will be cash of approximately $150,000 US dollars, to be paid in euro (European economic currency units) upon the completion date of the transaction in January 2002. This transaction will be accounted for as an asset purchase in the first quarter of 2002.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 2001 Compared with the Three Months ended June 30, 2000.

                              RESULTS OF OPERATIONS

REVENUES

Total revenues from Insightful's continuing operations (software and services for statistics, data mining and predictive modeling) reached $4.6 million for the three month's ended June 30, 2001. This represents a 27% increase over the $3.7 million in total revenues for the same period in 2000 and 13% sequential growth over the preceding quarter. This continued growth may largely be attributed to strong demand in key verticals for our products and services.

Software licenses and subscriptions revenues accounted for 70% of total revenues and increased 24% from $2.6 million in the second quarter of 2000 to $3.2 million in the second quarter of 2001. This increase reflected stronger sales and accelerating demand of Server licenses in North America, partially offset by lower Desktop license sales in international regions.

Professional services revenues generated from consulting and training activities represented 30% of total revenues for the three months ended June 30, 2001. Professional services revenues increased by 35% from $1.0 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. This growth reflects expanded demand and Insightful's increased capacity to provide enterprise-level-consulting and training for our customers.

COST  OF  REVENUES

Total cost of revenues increased 37% from $1.1 million in the three months ended June 30, 2000 to $1.5 million in the three months ended June 30, 2001, and increased as a percentage of total revenues from 29% to 32%, respectively. These increases in cost primarily reflect higher professional services content in the revenue mix (professional services tend to carry higher costs than software licenses) reflecting the Company's decision to increase its investment in professional services resources in the second quarter of 2001.

The cost of professional services as a percentage of professional services revenues increased from 60% in the three months ended June 30, 2000 to 73% in the three months ended June 30, 2001, due to increased investment in professional services resources to help the company scale and leverage additional product sales.

The cost of software licenses as a percentage of software licenses revenues decreased from 17% in the three months ended June 30, 2000 to 14% in the three months ended June 30, 2001, reflecting better product margins from our new server products in North America.

OPERATING  EXPENSES.

Sales & marketing expenses increased 13% from $1.2 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001. This increase primarily reflected additions to the sales force to expand the Company's sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data mining, statistical analysis and predictive modeling software and services. During this same period, total revenues increased 27% as a result of improved sales force efficiency and successful marketing campaigns.

Net research and development expenses increased from $464,000 in the three months ended June 30, 2000 to $635,000 in the three months ended June 30, 2001, and increased as a percentage of total revenues from 13% to 14%, respectively. This increase was primarily a reflection of ongoing product enhancements for the S-PLUS product line as well as investments in new product development.

Funded research increased 14% from $1.2 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001. This increase is attributable to a modest increase in the revenues from awarded research contracts.

General & administrative expenses increased by 25% from $464,000 in the three months ended June 30, 2000 to $634,000 in the three months ended June 30, 2001. This increase reflected additional investor relations expenses associated with the company's new positioning, as well as costs of enhancing the new corporate staff and transitioning the company's headquarters from Cambridge, Massachusetts to Seattle, Washington.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


NET  INCOME  FROM  CONTINUING  OPERATIONS

Net income from continuing operations increased 44% from $294,000 in the three months ended June 30, 2000 to $422,000 in the three months ended June 30, 2001. This increase reflects the Company's continued focus on improving its profitability model while expanding and investing in operations.


Six  Months  Ended  June  30,  2001 Compared with the Six  Months ended June 30,
2000.

                              RESULTS OF OPERATIONS

REVENUES

Total revenues from Insightful's continuing operations (software and services for statistics, data mining and predictive modeling) reached $8.8 million for the six month's ended June 30, 2001. This represents a 22% increase over the $7.2 million in total revenues for the same period in 2000. This continued growth may largely be attributed to strong demand in key verticals for our products and services.

Software licenses and subscriptions revenues accounted for 72% of total revenues and increased 15% from $5.5 million in the first half of 2000 to $6.3 million in the first half of 2001. This increase reflected stronger sales and accelerating demand of Server licenses in North America, partially offset by lower Desktop license sales in international regions.

Professional services revenues generated from consulting and training activities represented 28% of total revenues for the six months ended June 30, 2001. Professional services revenues increased by 44% from $1.7 million for the six months ended June 30, 2000 to $2.4 million for the six months ended June 30, 2001. This growth reflects expanded demand and Insightful's increased capacity to provide enterprise-level-consulting and training for our customers.

COST  OF  REVENUES

Total cost of revenues increased 38% from $2.0 million in the six months ended June 30, 2000 to $2.8 million in the six months ended June 30, 2001, and increased as a percentage of total revenues from 28% to 32%, respectively. These increases in cost primarily reflect higher professional services content in the revenue mix (professional services tend to carry higher costs than software licenses) reflecting the Company's decision to increase its investment in professional services resources in the first half of 2001.

The cost of professional services as a percentage of professional services revenues increased from 60% in the six months ended June 30, 2000 to 78% in the six months ended June 30, 2001, due to increased investment in professional services resources to help the company scale and leverage additional product sales.

The cost of software licenses as a percentage of software licenses revenues decreased from 18% in the six months ended June 30, 2000 to 15% in the six months ended June 30, 2001, reflecting better product margins from our new server products in North America.

OPERATING  EXPENSES.

Sales & marketing expenses increased 15% from $2.3 million in the six months ended June 30, 2000 to $2.7 million in the six months ended June 30, 2001. This increase primarily reflected additions to the sales force to expand the Company's sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data mining, statistical analysis and predictive modeling software and services. During this same period, total revenues increased 22% as a result of improved sales force efficiency and successful marketing campaigns.

Net research and development expenses increased from $903,000 in the six months ended June 30, 2000 to $1,174,000 in the six months ended June 30, 2001, and increased as a percentage of total revenues from 13% to 14%, respectively. This increase was primarily a reflection of ongoing product enhancements for the S-PLUS product line as well as investments in new product development.

Funded research increased 9% from $2.5 million in the six months ended June 30, 2000 to $2.7 million in the six months ended June 30, 2001. This increase is attributable to a modest increase in the revenues from awarded research contracts.

General & administrative expenses increased by 27% from $1.3 million in the six months ended June 30, 2000 to $1.6 million in the six months ended June 30, 2001. This increase reflected additional investor relations expenses associated with the company's new positioning, as well as costs of enhancing the new corporate staff and transitioning the company's headquarters from Cambridge, Massachusetts to Seattle, Washington.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


NET  INCOME  FROM  CONTINUING  OPERATIONS

Net income from continuing operations decreased 17% from $718,000 in the six months ended June 30, 2000 to $596,000 in the six months ended June 30, 2001. This decrease primarily reflected slower international revenues, more professional services in the revenue mix (professional services tend to carry higher costs than software licenses), and increased investment across all company functions. These investments are made in order to continue to scale operations and drive further growth while maintaining profitability.

NET  LOSS  FROM  DISCONTINUED  OPERATIONS

The net loss from discontinued operations amounted to $737,000 in the six months ended June 30, 2001. This loss represents the loss incurred from operating the MathSoft Engineering & Education Products Division ("EEPD") for 23 days in January 2001, prior to completing the sale of the division and transferring its net assets and operations to its purchaser on January 23, 2001.

The net loss from discontinued operations in the six months ended June 30, 2000 was $4,828,194, which represented the results of operating two discontinued divisions: FreeScholarships.com Division and EEPD.

The net loss of $4,828,194 in the six months ended June 30, 2000 was a result of a $3,940,621 loss from the FreeScholarships.com Division, partially offset by $887,573 of net income from EEPD.

Based on the above, any comparison of the operating results of discontinued operations between first half of 2000 and the first half of 2001 is not meaningful.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at January 1, 2001 amounted to $3,745,000. Insightful generated $669,000 positive cash flow from continued operations during the first half of 2001, and used $7,000 of cash from financing activities primarily for capital lease obligation payments, offset by proceeds of the employee stock purchase plan.

The Company used $832,000 of cash for capital expenditures related to continuing operations and other investing activities during the first half of 2001. Net cash proceeds from the sale of MEEI amounted to $5,954,000, which brought the cash and cash equivalent balance at the end of the first half of 2001 to $9,529,000.

This cash balance of $9.5 million represents the company's financial reserves, especially in light of a positive cash flow from operations.

The Company presently plans to use some of this cash balance to expand the Company's infrastructure in the field, to expand the Company presence worldwide via M&A activities, and to pay the Company's remaining obligations related to the recent divestiture.

The Company believes its financial reserves and cash flow from future operations will be sufficient to meet the liquidity requirements for 2001. This statement is based on management's best judgment as of this point in time, and must be viewed as a forward-looking statement, therefore subject to risks and uncertainties many of which are outside management control. The company's actual experience may differ materially from its current estimation. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this form 10-Q as well as future events that have the effect of reducing available cash balances, such as: unanticipated operating losses, capital expenditure, higher than expected cash payments for future acquisitions, or investments in new product or services lines.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


The company may be presented from time to time with acquisition opportunities that require additional external financing, and the company may from time to time seek to obtain additional funds from public or private issuance of equity capital, debt securities or a bank line of credit. There can be no assurances that any such financing will be available at all or on terms favorable to the company

NEW  ACCOUNTING  STANDARDS

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142. As of June 30, 2001, the company had no goodwill reflected in the financial statements.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


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

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has made a number of acquisitions and continues to expand via acquisition. No assurances can be given that acquisition candidates will continue to be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including, among other things, possible dilution to existing shareholders, difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and services or products of the acquired companies, the difficulty of operating new (albeit related) businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In the event that the operations of an acquired business do not live up to expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into the Company's operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 19% of the Company's total revenues in the first half of 2001, approximately 25% of the Company's total revenues for the same period in 2000, and may continue to represent a significant portion of the Company's product revenues. The Company plans to increase its international operations in the future, which may increase the Company's exposure to local financial, economic, political and other risks. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


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

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The data analysis software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. For the Company to remain successful, it must be responsive to new developments in hardware and chip technology, operating systems, programming technology, Internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Moreover, the Company has recently encountered competition from an open source data analysis programming language called "R" which is freely available and provides a number of the features and functions of the Company's technology. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by resellers or end users due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

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

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in domestic and foreign markets. The Company maintains an operation in the United Kingdom, which incurs expenses denominated in its local currency. A strengthening of the dollar could make the Company's products less competitive in foreign markets. Since the Company's international sales are transacted in local currency and translated into UK currency (where the company consolidates its international earnings), there is exposure to transaction gain or loss in a variety of currencies, and exposure to translation gain or loss between these currencies and UK currency and between UK currency and US currency.

The Company currently places its investments in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of six months or less are considered to be cash equivalents. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


At the company's annual meeting of shareholders held on June 7, 2001, shareholders approved the following proposals:

     i. The election of the following Class II Directors for three-year terms expiring at the 2004 annual meeting of stockholders:

                                                          Votes Cast
                                                   --------------------------
                                                        For        Withheld
                                                   ------------  ------------
                           Charles J. Digate          8,863,733       950,661
                          Samuel R. Meshberg          9,538,794       275,600

Current directors whose terms are continuing after the 2001 annual meeting are Christopher H. Covington, Shawn F. Javid, Mark C. Ozur and Arthur H. Reidel.

     ii. To approve a proposal to change the jurisdiction of incorporation of the Corporation from Massachusetts to Delaware.

                                       Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  5,897,360      202,776       41,401    3,672,857


     iii. To approve a proposal to change the name of the Corporation from "MathSoft, Inc." to "Insightful Corporation".

                                   Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  9,640,096      107,332       66,966            -


     iv.  To  adopt  the  2001  Employee  Stock  Option  and  Incentive  Plan.

                                    Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  5,646,449      447,726       47,362    3,672,857


     v.   To  adopt  the  2001  Non-Employee  Director  Stock  Option  Plan.

                                    Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  5,433,156      628,263       75,618    3,672,857


     vi.  To  adopt  the  2001  Employee  Stock  Purchase  Plan.

                                    Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  5,855,645      233,731       45,161    3,672,857


     vii. To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 2001.

                                   Votes Cast
                --------------------------------------------------
                    For        Against    Abstaining     Unvoted
                -----------  -----------  -----------  -----------
                  9,705,368       54,625       54,401            -

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

  Exhibit
    No.   Description  of  Exhibit

     4.1 2001 Stock Option and Incentive Plan (previously filed as Exhibit 4.1 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.2 Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan (previously filed as Exhibit 4.2 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.3 Form of Non-Qualified Stock Option Agreement under 2001 Stock Option and Incentive Plan (previously filed as Exhibit 4.3 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.4 2001 Employee Stock Purchase Plan (previously filed as Exhibit 4.4 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.5 2001 Employee Stock Purchase Plan Enrollment/Authorization Form (previously filed as Exhibit 4.5 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.6  2001  Non-Employee  Director  Stock  Option  Plan (previously filed as
          Exhibit 4.6 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     4.7 Form of Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (previously filed as Exhibit 4.7 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     5.1 Opinion of Testa, Hurwitz & Thibeault, LLP dated as of July 2, 2001 (previously filed as Exhibit 5.1 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     23.1 Consent of Arthur Andersen LLP dated as of July 2, 2001 (previously filed as Exhibit 23.1 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     23.2 Consent  of  Testa,  Hurwitz  &  Thibeault  dated  as  of July 2, 2001
          (previously filed as Exhibit 23.2 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

     24.1 Power  of  Attorney  dated  as  of  July  2, 2001 (previously filed as
          Exhibit

     24.1 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).

(b)  Reports  on  Form  8-K:

     The Company filed a Current Report on Form 8-K dated June 15, 2001 announcing the completion of the corporate name change from Mathsoft, Inc. to Insightful Corporation.

     The Company filed a Current Report on Form 8-K dated July 16, 2001 reporting the expansion of the East Coast and healthcare analytics consulting practice through the acquisition of a data analysis consulting business from Waratah corporation.

     The Company filed a Current Report on Form 8-K dated July 31, 2001 reporting the formation of a French subsidiary and the acquisition by the newly formed subsidiary of a data analysis business from Sigma-Plus, the Company's French Distributor.

     The Company filed a Current Report on Form 8-K dated July 31, 2001 reporting the formation of a German subsidiary and the execution of an agreement for this subsidiary to acquire a data analysis business from GraS Graphische Systeme GmbH, the Company's German Distributor.

INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INSIGHTFUL CORPORATION

Dated:  August 13, 2001             By  /s/  Shawn  F.  Javid


                                    ----------------------------
                                    Shawn  F.  Javid
                                   President  and  Chief  Executive  Officer
                                  (Principal  Executive  Officer)


Dated:  August 13, 2001             By  /s/  Sarwat  H.  Ramadan


                                    ----------------------------
                                    Sarwat  H.  Ramadan
                                   Chief Financial Officer, Treasurer, and Clerk
                                  (Principal Financial and Accounting Officer)