Form 10-Q
period 2001-09-30
INSIGHTFUL CORP
filed 2001-11-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-020992
                                                --------

                             INSIGHTFUL CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      04-2842217
  ----------------------------            ------------------------------------
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


As of November 12, 2001, there were 11,318,260 shares of Common Stock, $.01 par value per share outstanding.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION:

     Item 1. Consolidated  Condensed  Financial  Statements

        -    Consolidated  Condensed  Balance Sheets as of
             September  30,  2001 (unaudited) and December
             31,  2000                                                         3

        -    Consolidated  Condensed  Statements  of
             Operations  for  the  Three  and  Nine Months
             Ended  September  30,  2001  and  2000                            4

        -    Consolidated  Condensed  Statements  of  Cash
             Flows for the Nine Months Ended September 30,
             2001  and  2000                                                   6

        -    Notes  to  Consolidated  Condensed  Financial
             Statements                                                        7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12

     Cautionary Statements                                                    17

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                      20

PART II. OTHER INFORMATION:

     Item 2. Changes in Securities and Use of Proceeds                        21

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    23

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

ASSETS
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2001             2000
                                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                                  $    7,224,315   $   3,745,112
  Accounts receivable, less reserves of $377,703 and $381,750, respectively       3,664,476       3,018,860
  Other receivables                                                               1,028,466         959,650
  Inventories                                                                        89,841          70,380
  Prepaid expenses                                                                  376,436         126,993
                                                                             ---------------  --------------

          Total current assets                                                   12,383,534       7,920,995
                                                                             ---------------  --------------

Property and Equipment, at cost:
  Computer equipment and software                                                 3,680,723       2,639,896
  Furniture and fixtures                                                            435,168         391,486
  Property and equipment under capital lease                                        478,166         478,165
  Leasehold improvements                                                            161,633          90,161
                                                                             ---------------  --------------

                                                                                  4,755,690       3,599,708

  Less-Accumulated depreciation and amortization                                 (2,989,433)     (2,507,000)
                                                                             ---------------  --------------

                                                                                  1,766,257       1,092,708

Net Assets of Discontinued Operations                                                     -       1,290,570

Intangibles, net                                                                  2,079,521         148,440

Other Assets                                                                        129,930          53,248
                                                                             ---------------  --------------

                                                                             $   16,359,242   $  10,505,961
                                                                             ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations and equipment financings      $       63,627   $     149,911
  Accounts payable                                                                1,541,563       1,179,711
  Accrued expenses and other current liabilities                                  3,530,967       2,220,413
  Deferred revenue                                                                3,074,153       3,042,461
                                                                             ---------------  --------------

          Total current liabilities                                               8,210,310       6,592,496
                                                                             ---------------  --------------

Capital Lease Obligations and Equipment Financings, less current portion              6,764          38,798
                                                                             ---------------  --------------

Commitments

Stockholders' Equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none                                                           -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,301,441 and 10,695,895 shares,
      respectively                                                                  113,014         106,959
Additional paid-in capital                                                       33,809,457      32,524,604
Subscription receivable                                                            (550,000)       (550,000)
Deferred stock-based compensation                                                  (426,580)              -
Accumulated deficit                                                             (24,817,529)    (28,213,510)
Cumulative translation adjustment                                                    13,806           6,614
                                                                             ---------------  --------------

          Total stockholders' equity                                              8,142,168       3,874,667
                                                                             ---------------  --------------

                                                                             $   16,359,242   $  10,505,961
                                                                             ===============  ==============

    The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Unaudited)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     --------------------------  --------------------------
                                                         2001          2000          2001          2000
Revenues:
  Software licenses                                  $ 2,843,907   $ 3,018,884   $ 9,176,961   $ 8,533,892
  Professional services                                1,449,729     1,194,000     3,870,314     2,875,101
                                                     ------------  ------------  ------------  ------------
          Total revenues                               4,293,636     4,212,884    13,047,275    11,408,993
                                                     ------------  ------------  ------------  ------------

Cost of Revenues:
  Software licenses                                      354,099       277,010     1,279,686     1,289,759
  Professional services                                1,172,236       954,144     3,048,160     1,965,616
                                                     ------------  ------------  ------------  ------------
          Total cost of revenues                       1,526,335     1,231,154     4,327,846     3,255,375
                                                     ------------  ------------  ------------  ------------
          Gross profit                                 2,767,301     2,981,730     8,719,429     8,153,618
                                                     ------------  ------------  ------------  ------------

Operating Expenses:
  Sales and marketing                                  1,442,734     1,291,467     4,138,057     3,634,665

  Research and development-Gross                       1,819,832     1,878,155     5,723,680     5,295,295
  Less-Funded research                                (1,068,743)   (1,137,404)   (3,798,636)   (3,651,404)
                                                     ------------  ------------  ------------  ------------
          Research and development, net                  751,089       740,751     1,925,044     1,643,891

  General and administrative                             583,225       578,224     2,222,058     1,870,652
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                     2,777,048     2,610,442     8,285,159     7,149,208
                                                     ------------  ------------  ------------  ------------

          Income (loss) from continuing operations        (9,747)      371,288       434,270     1,004,410

Interest and Other Income                                 68,214        46,377       262,033       182,871

Interest Expense                                           5,952         5,027        17,460        25,615
                                                     ------------  ------------  ------------  ------------
          Income before provision for income taxes        52,515       412,638       678,843     1,161,666

Provision for Income Taxes                                 8,781        18,113        38,114        48,849
                                                     ------------  ------------  ------------  ------------
          Income from continuing operations               43,734       394,525       640,729     1,112,817

Discontinued Operations:
  Loss from discontinued operations, net of
  applicable income taxes                                      -    (3,915,000)     (737,411)   (8,743,194)

  Gain on disposal of discontinued operations,
  net of applicable income taxes                               -             -     3,492,663             -
                                                     ------------  ------------  ------------  ------------
          Net income (loss)                          $    43,734   $(3,520,475)  $ 3,395,981   $(7,630,377)
                                                     ============  ============  ============  ============

    The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Continued)
(Unaudited)

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                       -------------------------  -------------------------
                                          2001          2000         2001          2000

Continuing operations:
  Basic Net Income per share           $      0.00  $      0.04   $      0.06  $      0.11
                                       ===========  ============  ===========  ============
  Diluted Net Income per share         $      0.00  $      0.04   $      0.06  $      0.10
                                       ===========  ============  ===========  ============

Discontinued operations:
  Basic Net Income (Loss) per share    $      0.00  $     (0.37)  $      0.26  $     (0.85)
                                       ===========  ============  ===========  ============
  Diluted Net Income (Loss) per share  $      0.00  $     (0.37)  $      0.25  $     (0.79)
                                       ===========  ============  ===========  ============

Overall:
  Basic Net Income (Loss) per share    $      0.00  $     (0.33)  $      0.32  $     (0.74)
                                       ===========  ============  ===========  ============
  Diluted Net Income (Loss) per share  $      0.00  $     (0.33)  $      0.31  $     (0.69)
                                       ===========  ============  ===========  ============

Weighted average number of common
  shares outstanding                    10,857,382   10,673,222    10,772,861   10,379,078
                                       ===========  ============  ===========  ============
Weighted average common shares
  outstanding assuming dilution         11,604,962   10,760,097    11,137,473   11,115,586
                                       ===========  ============  ===========  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2001          2000

Cash Flows from Operating Activities:
  Net income (loss)                                              $ 3,395,981   $(7,630,377)
  Less-Net Income (loss) from discontinued operations              2,755,252    (8,743,194)
                                                                 ------------  ------------

        Net income from continuing operations                        640,729     1,112,817

Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities-
    Depreciation and amortization                                    550,615       286,734
    Currency translation adjustment                                    7,192       100,695
    Changes in current assets and liabilities
        Accounts and other receivables                              (441,304)   (1,052,843)
        Inventories                                                  (19,461)       75,473
        Prepaid expenses                                            (230,543)     (219,972)
        Accounts payable                                             282,199       359,906
        Accrued expenses and other current liabilities              (367,475)       55,921
        Deferred revenue                                              19,208       306,536
                                                                 ------------  ------------
        Net cash provided by continuing operating
        activities                                                   441,160     1,025,267
                                                                 ------------  ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                               (975,261)     (552,209)
  (Increase) decrease in other assets                                (76,682)       96,317
  Acquisition of Predict AG and investments in businesses, net
    of cash acquired                                              (1,689,344)            -
                                                                 ------------  ------------
        Net cash used in investing activities                     (2,741,287)     (455,892)
                                                                 ------------  ------------

Cash Flows from Financing Activities:
  Payments on long-term obligations                                 (118,318)     (236,847)
  Proceeds from exercise of stock options, and employee
    stock purchase plan                                              459,093     1,147,558
                                                                 ------------  ------------
        Net cash provided by financing activities                    340,775       910,711
                                                                 ------------  ------------
        Net cash provided by (used in) discontinued operations     5,438,555    (5,286,830)
                                                                 ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents               3,479,203    (3,806,744)

Cash and Cash Equivalents, beginning of period                     3,745,112     7,213,035
                                                                 ------------  ------------
Cash and Cash Equivalents, end of period                         $ 7,224,315   $ 3,406,291
                                                                 ============  ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                  $     2,417   $     6,517
                                                                 ============  ============
  Income taxes paid, net                                         $    38,114   $    48,849
                                                                 ============  ============
  Issuance of common stock in connection with acquisitions       $   790,815   $         -
                                                                 ============  ============
  Warrants issued in connection with acquisitions                $    41,000   $         -
                                                                 ============  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 30, 2001
(Unaudited)


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10K. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  RECLASSIFICATION  OF  AMOUNTS

     Certain amounts in the financial statements for the year ended December 31, 2000 have been reclassified to conform to the presentation for the three and nine month periods ended September 30, 2001.

(3)  CONTINUING  OPERATIONS

     Insightful Corporation and subsidiaries provide enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. The company is a leading supplier of software and services for statistics, data mining and predictive analysis, which expedite accurate decision-making and improve business performance.

     Insightful's products, including S-PLUS(R), StatServer(R) and S-PLUS Analytic Server(TM), play a key role in data warehousing and business intelligence initiatives by delivering analytical tools and graphical reports that convert data into insight. Insightful also provides consulting, application development outsourcing, data integration and training focused on data analysis and predictive modeling. The company has been delivering data analysis solutions for over a decade to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, plus many research institutions.

     Headquartered in Seattle, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom with distributors around the world.

(4)  DISCONTINUED  OPERATIONS

     On June 1, 1999, the Company incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education.

     During the third quarter of 2000, the Company discontinued operations of FSC, which began web-based operations in February 2000. Operating losses from the discontinued operations for FSC were approximately $4.1 million and $9.8 million for the three and nine month periods ended September 30, 2000, respectively.

     In October 2000, the Company signed a letter of intent to sell the operations of the Company's Engineering and Education Products Division
     (EEPD) to a third party. Consistent with this letter of intent, on January 23, 2001, the Company sold all of the outstanding stock of its wholly-owned subsidiary, Mathsoft Engineering & Education, Inc. (MEEI), to Mathsoft Corporate Holdings, Inc. As a result of this transaction, the Company has

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 30, 2001
(Unaudited)


     recorded the operations of EEPD as discontinued operations, which is reflected in the accompanying consolidated condensed financial statements. Operating income from the discontinued operations for EEPD were approximately $220,000 and $1.1 million for the three and nine month periods ended September 30, 2000, respectively.

     The net gain of $3.5 million for the disposition of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the nine month period ended September 30, 2001. The operating loss for EEPD totaling $737,411 for the 23 day period ending January 23, 2001 is presented in the accompanying consolidated statements of operations as a loss from discontinued operations for the nine month period ended September 30, 2001.

     The results of FSC and EEPD are presented on a net basis in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2000 as a loss from discontinued operations.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 30, 2001
(Unaudited)


     A reconciliation of basic and diluted shares outstanding is as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                  ----------------------  ----------------------
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------

Weighted average common
  shares outstanding              10,857,382  10,673,222  10,772,861  10,379,078
Effect of dilutive stock options     747,580      86,875     364,612     736,508
                                  ----------  ----------  ----------  ----------

Weighted average common
  shares outstanding assuming
  dilution                        11,604,962  10,760,097  11,137,473  11,115,586
                                  ==========  ==========  ==========  ==========

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                  ----------------------  ----------------------
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------

   Antidilutive stock options        803,025   1,074,761   1,372,527     539,511
                                  ==========  ==========  ==========  ==========

(6)  COMPREHENSIVE  INCOME  (LOSS)

     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income (loss) is computed as the total of net income and all other nonowner changes in equity.

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                  ------------------------  -------------------------
                                     2001         2000         2001         2000
                                  ----------  ------------  -----------  ------------
  Net income (loss)               $  43,734   $(3,520,475)  $3,395,981   $(7,630,377)
                                  ==========  ============  ===========  ============
  Change in cumulative translation
    adjustment                      (157,018)      41,663        7,192       100,695
                                  ----------  ------------  -----------  ------------

Comprehensive income (loss)       $(113,284)  $(3,478,812)  $ 3,403,173  $(7,529,682)
                                  ==========  ============  ===========  ============

(7)  SEGMENT  REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment based on the way

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 30, 2001
(Unaudited)


     management makes its operating decisions and assesses performance. Accordingly, the Company's measure of performance is based on software license revenues and services and other revenues and the related cost of revenues which are reported in the accompanying consolidated statements of operations. No additional disclosure is required.

(8)  ACQUISITIONS

     On September 25, 2001, Insightful Corporation completed the acquisition of Predict AG (Predict). The transaction was accounted for using the purchase method of accounting, and, accordingly, the results of Predict's operations have been included in the consolidated financial statements since that date. Predict is a leading provider of business analytic solutions in Switzerland. This acquisition provides the Company with a European professional services headquarters consisting of a multi-lingual team of business and technical experts in analytic CRM, business intelligence, data mining, data warehousing, predictive modeling, and statistical analysis.

     The aggregate purchase price of approximately $2.2 million consisted of approximately $1.5 million cash, common stock valued at $691,714 and direct transaction costs of $60,000. The value of the 300,000 common shares issued was determined based on the average market price of the Company's common shares over a three-day period before and after the date of acquisition.

     On July 11, 2001, the Company completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provides Insightful with expanded resources and expertise in the pharmaceutical and healthcare markets, while establishing an East Coast consulting office. The aggregate purchase price of $304,701 consisted of $150,000 cash, common stock valued at $99,101, common stock warrants valued at $41,000 and direct transaction costs of $14,600. The value of the 34,530 common shares issued was determined based on the average market price of the Company's common shares over a three-day period before and after the date of acquisition.

     On July 31, 2001, the Company completed the formation of a French subsidiary and acquired the data analysis operations of Sigma-Plus, the Company's longtime distributor in France. The formation of a French subsidiary provides the Company with an expanded direct sales channel and local consulting expertise in both Paris and Toulouse. The aggregate purchase price of $252,250 consisted of $212,250 cash and direct transaction costs of $40,000.

     The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                                       PREDICT    WARATAH   SIGMA-PLUS      TOTAL
                                     -----------  --------  -----------  -----------
Current assets                       $  484,449   $      -  $         -  $  484,449
Property, plant, and equipment          159,321     20,000        1,400     180,721
Identifiable intangible assets          403,805     43,780       51,114     498,699
Goodwill                              1,024,078    240,921      199,736   1,464,735
                                     -----------  --------  -----------  -----------
  Total assets acquired               2,071,653    304,701      252,250   2,628,604
                                     -----------  --------  -----------  -----------

Current liabilities                    (280,292)         -            -    (280,292)
                                     -----------  --------  -----------  -----------
  Total liabilities assumed            (280,292)         -            -    (280,292)
                                     -----------  --------  -----------  -----------
Deferred stock-based compensation       426,580          -            -     426,580
                                     -----------  --------  -----------  -----------
  Total consideration, including
  deferred stock-based compensation  $2,217,941   $304,701  $   252,250  $2,774,892
                                     ===========  ========  ===========  ===========

     Identifiable intangible assets are being amortized over periods ranging from two to three years.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 30, 2001
(Unaudited)


     The unaudited pro forma combined historical results of operations, as if Predict AG had been acquired on January 1, 2000, are as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------------
                                                2001                     2000
                                      ------------------------  --------------------------
                                        ACTUAL      PRO FORMA      ACTUAL      PRO FORMA
                                      -----------  -----------  ------------  ------------

Total revenues                        $13,047,275  $15,009,985  $11,408,993   $13,070,435
Income from continuing operations         640,729      742,082    1,112,817       953,013
Net income (loss)                       3,395,981    3,497,334   (7,630,377)   (7,470,573)
Basic net income (loss) per share     $      0.32  $      0.32  $     (0.74)  $     (0.74)
Diluted net income (loss) per share   $      0.31  $      0.31  $     (0.69)  $     (0.69)

     The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

(9)  NEW  ACCOUNTING  STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 discontinues amortization of intangible assets unless they have finite useful lives, and, instead, establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of this standard are not expected to have a significant effect on the Company's financial position or operating results.

     SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

The disclosure and analysis in this report contain forward-looking statements, which provide the company's current expectations or forecasts of future events. Forward-looking statements include statements about certain plans, objectives, expectations and intentions and other statements that are not historical facts. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below under "Cautionary Statements."

Readers should not unduly rely on the forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should, however, review the factors and risks described in reports filed from time to time with the Securities and Exchange Commission, or SEC, after the date of this report.

EVENTS OF SEPTEMBER 11, 2001 AND CURRENT ECONOMIC ENVIRONMENT

The tragic events of September 11th and the resulting deterioration of the economic climate significantly impacted the Company's financial results for the third quarter. Since the 11th Insightful has experienced a slowing of demand in the finance, high-tech, transportation and manufacturing sectors as a result of the overall economic slowdown.

Insightful issued a press release dated September 14, 2001 indicating that the events of September 11th in conjunction with the prevailing economic slowdown would have a negative impact on the Company's operating results for the quarter ended September 30, 2001.

The current economic slow down will most likely continue to impact the Company's revenue growth and profitability in the short-term. In the long-term, however, we believe that our strong technology, and the high value solutions that we provide our customers, will bring us back to our normal growth and continue our profitability.

Three Months Ended September 30, 2001 Compared with the Three Months ended September 30, 2000.

                              Results of Operations

REVENUES

Total revenues from Insightful's continuing operations (software and services for statistics, data mining and predictive modeling) reached $4.3 million for the three month's ended September 30, 2001. This represents a 2% increase over the $4.2 million in total revenues for the same period in 2000.

Software licenses and subscriptions revenues accounted for 66% of total revenues and decreased 6% from $3.0 million in the third quarter of 2000 to $2.8 million in the third quarter of 2001. The decrease may be attributed to the factors previously mentioned.

Professional services revenues generated from consulting and training activities represented 34% of total revenues for the three months ended September 30, 2001. Professional services revenues increased by 21% from $1.2 million for the three months ended September 30, 2000 to $1.4 million for the three months ended

INSIGHTFUL CORPORATION AND SUBSIDIARIES


September 30, 2001. This growth reflects expanded demand and Insightful's increased capacity to provide enterprise-level-consulting and training for its customers.

COST OF REVENUES

Total cost of revenues increased 24% from $1.2 million in the three months ended September 30, 2000 to $1.5 million in the three months ended September 30, 2001, and increased as a percentage of total revenues from 29% to 36%, respectively. These increases in cost primarily reflect higher professional services content in the revenue mix (professional services tend to carry higher costs than software licenses) reflecting the Company's continuing investment in professional services resources during the third quarter of 2001.

The cost of software licenses as a percentage of software license revenues increased from 9% in the three months ended September 30, 2000 to 12% in the three months ended September 30, 2001, due to the existence of certain fixed cost components for software.

The cost of professional services increased 23% to $1.2 million for the three month period ended September 30, 2001 from $1.0 million for the same period last year, representing a 1% increase in the cost of professional services as a percent of professional services revenues for the respective periods.

OPERATING EXPENSES.

Sales & marketing expenses increased 12% from $1.3 million in the three months ended September 30, 2000 to $1.4 million in the three months ended September 30, 2001. This increase primarily reflected additions to the sales force to expand the Company's sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data mining, statistical analysis and predictive modeling software and services.

Net research and development expenses increased from $741,000 in the three months ended September 30, 2000 to $751,000 in the three months ended September 30, 2001, but remained relatively consistent as a percentage of total revenues at 18%. The small increase in the total expenses was primarily a reflection of ongoing product enhancements for the S-PLUS product line as well as investments in new product development.

Funded research decreased 6% from $1.14 million in the three months ended September 30, 2000 to $1.07 million in the three months ended September 30, 2001.

General & administrative expenses increased by 1% from $578,000 in the three months ended September 30, 2000 to $583,000 in the three months ended September 30, 2001. The general & administrative expenses remained relatively flat despite the transitioning of the company's headquarters from Cambridge, Massachusetts to Seattle, Washington.

NET INCOME FROM CONTINUING OPERATIONS

Net income from continuing operations decreased 89% from $395,000 in the three months ended September 30, 2000 to $44,000 in the three months ended September 30, 2001. Reflecting slower revenue growth and a change in the revenue mix which, in turn, negatively impacted net income.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


Nine Months Ended September 30, 2001 Compared with the Nine Months ended September 30, 2000.

                              Results of Operations

REVENUES

Total revenues from Insightful's continuing operations (software and services for statistics, data mining and predictive modeling) reached $13.0 million for the nine months ended September 30, 2001. This represents a 14% increase over the $11.4 million in total revenues for the same period in 2000. This year-to-date growth was largely attributed to strong demand in key verticals for our products and services during the first half of the year, offset by relatively flat revenues in the third quarter.

Software licenses and subscriptions revenues accounted for 70% of total revenues and increased 8% from $8.5 million in the first nine months of 2000 to $9.1 million in the first nine months of 2001. This increase reflected stronger sales and accelerating demand of Server licenses in North America in the first six months of 2001, partially offset by flatter performance in the three months ended September 30, 2001.

Professional services revenues generated from consulting and training activities represented 30% of total revenues for the nine months ended September 30, 2001. Professional services revenues increased by 35% from $2.9 million for the nine months ended September 30, 2000 to $3.9 million for the nine months ended September 30, 2001. This growth reflects expanded demand in Insightful's services and increased capacity to provide enterprise-level-consulting and training for our customers.

COST OF REVENUES

Total cost of revenues increased 33% from $3.3 million in the nine months ended September 30, 2000 to $4.3 million in the nine months ended September 30, 2001, and increased as a percentage of total revenues from 29% to 33%, respectively. These increases in cost primarily reflect higher professional services content in the revenue mix (professional services tend to carry higher costs than software licenses) reflecting the Company's decision to increase its investment in professional services resources in 2001.

The cost of software licenses as a percentage of software licenses revenues decreased from 15% in the nine months ended September 30, 2000 to 14% in the nine months ended September 30, 2001, reflecting better product margins from our new server products in North America in the first half of 2001 partially offset by a shift in product mix to lower margin products in the third quarter of 2001.

The cost of professional services as a percentage of professional services revenues increased from 68% in the nine months ended September 30, 2000 to 79% in the nine months ended September 30, 2001, due to increased investment in professional services resources to help the company scale and leverage additional product sales.

OPERATING EXPENSES.

Sales & marketing expenses increased 14% from $3.6 million in the nine months ended September 30, 2000 to $4.1 million in the nine months ended September 30, 2001. This increase primarily reflected additions to the sales force to expand the Company's sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data mining, statistical analysis and predictive modeling software and services.

Net research and development expenses increased 17% from $1.6 million in the nine months ended September 30, 2000 to $1.9 million in the nine months ended September 30, 2001, but remained consistent as a percent of total revenues. The increase was primarily a reflection of ongoing product enhancements for the S-PLUS product line as well as investments in new product development.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


Funded research increased 4% from $3.6 million in the nine months ended September 30, 2000 to $3.8 million in the nine months ended September 30, 2001. This increase is attributable to a modest increase in the revenues from awarded research contracts.

General & administrative expenses increased by 19% from $1.9 million in the nine months ended September 30, 2000 to $2.2 million in the nine months ended September 30, 2001. This increase reflected additional investor relations expenses associated with the company's new positioning, as well as costs of enhancing the new corporate staff and transitioning the company's headquarters from Cambridge, Massachusetts to Seattle, Washington.

NET INCOME FROM CONTINUING OPERATIONS

Net income from continuing operations decreased 42% from $1.1 million in the nine months ended September 30, 2000 to $641,000 in the nine months ended September 30, 2001. This decrease primarily reflected slower international revenues, more professional services in the revenue mix (professional services tend to carry higher costs than software licenses), and increased investment across all company functions. These investments are made in order to continue to scale operations and drive further growth.

NET LOSS FROM DISCONTINUED OPERATIONS

The net loss from discontinued operations amounted to $737,000 in the nine months ended September 30, 2001. This loss represents the loss incurred from operating the MathSoft Engineering & Education Products Division ("EEPD") for 23 days in January 2001, prior to completing the sale of the division and transferring its net assets and operations to its purchaser on January 23, 2001.

The net loss from discontinued operations in the nine months ended September 30, 2000 was $8.7 million, which represented the results of operating two discontinued divisions: FreeScholarships.com Division and EEPD.

The net loss from discontinued operations of $8.7 million in the nine months ended September 30, 2000 was a result of a $9.8 million loss from the FreeScholarships.com Division, partially offset by $1.1 million of net income from EEPD.

GAIN FROM SALE OF MATHSOFT ENGINEERING  & EDUCATION, INC.

The net gain from the disposition of the assets of EEPD through the sale of MathSoft Engineering & Education, Inc. ("MEEI") located in Cambridge, MA, amounted to $3.5 million. This net gain resulted from a gross price from this sale of $7.0 million offset by the following: $2.1 million representing the recorded cost of MEEI's net assets transferred to the buying entity as well as customer and vendor commitments remaining with the Company; $553,000 of legal and accounting professional fees; $497,000 of severance payments to terminated employees; and $356,000 for bonuses and retention payments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at January 1, 2001 amounted to $3.7 million. Insightful's continuing operations resulted in net cash inflows of $441,000 in the first nine months of 2001. Operating cash inflows for the nine months ended September 30, 2001 were primarily the result of income from continuing operations adjusted for noncash amortization charges, offset in part by increases in current assets and decreases in current liabilities.

Investing activities resulted in cash outflows of $2.7 million, primarily due to capital expenditures of $975,000 related to continuing operations and $1.8 million for the acquisition of Predict AG and investments in businesses during the first nine months of 2001.

Financing activities provided cash inflows of $341,000 in the first nine months of 2001 primarily due to proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, offset in part by payments made on capital lease obligations.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


Net cash proceeds from the sale of MEEI amounted to $5.4 million, which brought the cash and cash equivalent balance at September 30, 2001 to $7.2 million

This cash balance of $7.2 million represents the company's financial reserves, especially in light of a positive cash flow from operations.

The Company presently plans to use some of this cash balance to expand the Company's infrastructure in the field, to expand the Company presence worldwide via M&A activities, and to pay the Company's remaining obligations related to the recent divestiture.

The Company believes its financial reserves and cash flow from future operations will be sufficient to meet its anticipated operating cash needs for at least the next 12 months. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this form 10-Q as well as future events that have the effect of reducing available cash balances, such as: unanticipated operating losses, capital expenditure, higher than expected cash payments for future acquisitions, or investments in new product or services lines.

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

RISKS ASSOCIATED WITH EXPANDING INTO NEW END-USER MARKETS. The company's strategy to invest in the expansion of its product and service offerings of statistical analysis, data mining and predictive modeling beyond the "statistics guru" segment and into the business mainstream may not be successful. Such an outcome could be the result of a variety of factors, including but not limited to delayed customer acceptance, ease-of-use issues, unattractive pricing, and the availability of competitive offerings. These potentially negative outcomes could have a material adverse effect on the company's cash flows, results of operations and financial position.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


RISKS ASSOCIATED WITH EXPANDING INTO NEW VERTICAL MARKETS. The company's strategy to invest in the expansion of its product and service offerings beyond the traditional vertical markets it currently serves to a new set of vertical markets may not yield the expected results. Such a negative outcome could have a material adverse effect on the company's cash flows, results of operations and financial position.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 20% of the Company's total revenues for the nine months ended September 30, 2001, approximately 23% of the Company's total revenues for the same period in 2000, and may continue to represent a significant portion of the Company's product revenues. The Company plans to increase its international operations in the future, which may increase the Company's exposure to local financial, economic, political and other risks. Any decrease in sales outside North America may have a materially adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in exchange rates and by trade regulations.

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

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The data analysis software market is subject to rapid and substantial technological change, similar to that affecting the software industry generally. For the Company to remain successful, it must be responsive to new developments in hardware and chip technology, operating systems, programming technology, Internet technology and multimedia capabilities. In addition, the Company competes against numerous other companies, some of which have significant name recognition, as well as substantially greater capital resources, marketing experience, research and development staffs and production facilities than the Company. Moreover, the Company has recently encountered competition from an open source data analysis S programming language clone called "R" which is freely available and provides a number of the features and functions of the Company's technology. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by resellers or end users due to price, availability, features, other product choices or the necessity of promotions to increase sales of the Company's products.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES


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

INSIGHTFUL CORPORATION AND SUBSIDIARIES


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company develops products in the United States and sells them worldwide. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in domestic and foreign markets. The Company maintains operations in the United Kingdom, France, Germany and Switzerland, which incur expenses denominated in local currencies. A strengthening of the dollar could make the Company's products less competitive in foreign markets. Since the Company's international sales are transacted in local currencies and translated into US or UK currency (where the company consolidates much of its international earnings), there is exposure to transaction gain or loss in a variety of currencies, and exposure to translation gain or loss between these currencies and both the US and UK currency and between UK currency and US currency.

The Company currently places its investments in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of nine months or less are considered to be cash equivalents. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Issuance of Unregistered Securities During the Quarter

During the quarter ended September 30, 2001, the Company issued an aggregate of 334,530 shares of its common stock in connection with the purchase of the assets of Waratah Corporation and the capital stock of Predict AG. The shares issued in connection with the Predict AG transaction were issued pursuant to an exemption under Regulation S promulgated under the Securities Act of 1933, as amended.
The shares issued in connection with the Waratah Corporation transaction were issued pursuant to exemptions under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  Exhibit No.  Description of Exhibit

     2.1 Share Purchase Agreement dated as of September 12, 2001, by and among Insightful Corporation and the shareholders of Predict AG (including Addendum No. 1 and Addendum No. 2) (previously filed as Exhibit 2.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

     3.1       Amended  and  Restated  Certificate  of  Incorporation  of  the
               Registrant.

     3.2       Amended  and  Restated  Bylaws  of  the  Registrant.

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

     10.1 Pledge Agreement dated as of September 12, 2001, by and between Insightful Corporation and Patrick Schunemann (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated June 15, 2001 announcing the completion of the corporate name change from MathSoft, Inc. to Insightful Corporation

INSIGHTFUL CORPORATION AND SUBSIDIARIES


     The Company filed a Current Report on Form 8-K dated July 16, 2001 reporting the expansion of the East Coast and healthcare analytics consulting practice through the acquisition of a data analysis consulting business from Waratah Corporation.

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

     The Company filed a Current Report on Form 8-K dated September 6, 2001 reporting the election to change the independent accountant from Arthur Andersen LLP to Ernst & Young LLP.

     The Company filed a Current Report on Form 8-K dated September 13, 2001 reporting the potential negative financial impact of the World Trade Center tragedy on its financial results.

     The Company filed a Current Report on Form 8-K dated September 18, 2001 reporting the execution of a definitive agreement to acquire Predict AG, a leading provider of business analytic solutions in Switzerland.

INSIGHTFUL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INSIGHTFUL CORPORATION


Dated: November 12, 2001                By /s/ Shawn F. Javid
                                        --------------------------------------
                                        Shawn F. Javid
                                        Chairman, President and Chief Executive
                                        Officer
                                        (Principal  Executive  Officer)







Dated: November 12, 2001                By  /s/  Sarwat H. Ramadan
                                        --------------------------------------
                                        Sarwat H. Ramadan
                                        Chief Financial Officer, Treasurer, and
                                        Clerk
                                        (Principal  Financial  and  Accounting
                                        Officer)

INDEX TO EXHIBITS


  Exhibit No.  Description of Exhibit

     2.1 Share Purchase Agreement dated as of September 12, 2001, by and among Insightful Corporation and the shareholders of Predict AG (including Addendum No. 1 and Addendum No. 2) (previously filed as Exhibit 2.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).

     3.1       Amended  and  Restated  Certificate  of  Incorporation  of  the
               Registrant.

     3.2       Amended  and  Restated  Bylaws  of  the  Registrant.

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

     10.1 Pledge Agreement dated as of September 12, 2001, by and between Insightful Corporation and Patrick Schunemann (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).