Form 10-K405
period 2001-12-31
INSIGHTFUL CORP
filed 2002-03-13
CIK 895095

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                        Commission file number 0-020992

                               -----------------

                            INSIGHTFUL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-2842217
                   (State or other          (I.R.S. employer
                   jurisdiction of           identification)
                  incorporation or
                    organization)

           1700 Westlake Ave. N. #500 Seattle, Washington 98109-3044
              (Address of principal executive offices) (Zip code)

                                (206) 283-8802
              Registrant's telephone number, including area code

                               -----------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,637,789 as of March 4, 2002 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 4, 2002 was 11,335,860.

         DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS 10-K:

     Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders.

================================================================================

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                  PART I
 ITEM 1.  BUSINESS........................................................   1

 ITEM 2.  PROPERTIES......................................................  15

 ITEM 3.  LEGAL PROCEEDINGS...............................................  15

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............  15

                                  PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................  16

 ITEM 6.  SELECTED FINANCIAL DATA.........................................  17

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.........................................  18

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  28

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  29

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  29

                                 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS................................  30

 ITEM 11. EXECUTIVE COMPENSATION..........................................  30

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  30

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  30

                                  PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  31

 SIGNATURES...............................................................  33

                                    PART I

Forward-Looking Statements

   Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

  . information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

  . statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

  . statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

  .  information about the anticipated release dates of new products;

  .  other statements about our plans, objectives, expectations and intentions;
     and

  .  other statements that are not historical facts.

   Words such as "believes," "anticipates" and "intends" may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price" in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price" in evaluating our forward-looking statements.

   You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

ITEM 1.  BUSINESS.

Background Events

   As of the end of December 2000, our operating divisions consisted of our Data Analysis Products Division (DAPD) and our Engineering and Education Products Division (EEPD).

   On January 23, 2001 we completed the sale of EEPD in order to focus the business on data analysis software and services.

   In June of 2001, the stockholders voted to change our company name from MathSoft, Inc. to Insightful Corporation.

   In association with the above divestiture and renaming the company to "Insightful Corporation", we became a Delaware corporation in June of 2001.

   Our principal executive offices are now located at 1700 Westlake Ave. N, Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802.

Business

   Insightful provides enterprises with scalable data analysis solutions that drive faster, more profitable decisions by revealing patterns, trends and relationships Our continuing operations and primary focus are to provide software and consulting solutions for statistics, data mining, business analytics and information retrieval.

   Our statistical solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications, manufacturing, retail, plus government and research. The markets for data mining, business analytics and information retrieval software are expanding rapidly according to industry sources. The primary drivers of these market opportunities include the tremendous growth in data collected and the need to derive intelligence and competitive advantage from available data. In each case, our solutions help customers gain intelligence from data.

Products

Statistical Analysis Products

  S-PLUS(TM)

   Our principal product, S-PLUS, is an advanced, exploratory data analysis and statistical data mining solution for technical and business professionals who need sophisticated analysis and visualization capabilities. S-PLUS is based on the object-oriented "S" programming language licensed on an exclusive, worldwide basis from Lucent Technologies. S-PLUS enables users to interactively analyze a wide variety of data and create customized analytical applications that operate in the Windows and UNIX environments. The primary advantages of S-PLUS include the flexibility and productivity of the "S" language, the interface choices (command line, Windows GUI and Java GUI) and the wide range of pre-built analytical and visualization methods.

  Modules

   To complement S-PLUS, we offer add-on modules that work with S-PLUS and provide additional "S" language functions for specialized data analysis purposes. These include modules for forecasting volatility, analyzing spatial statistics and performing optimization.

  StatServer

   Our product, StatServer(R), enables corporations to leverage existing Web-based technologies and deploy statistical applications throughout an organization using server computers running Microsoft Windows/NT. StatServer is data warehouse-independent and integrates seamlessly with all standard database and data warehouse formats. With StatServer, a wide range of statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a simple and familiar Web interface to analyze and understand technical or business information. Using StatServer, anyone can use a Web browser to perform data analysis without requiring expertise in statistics or statistical tools. StatServer moves beyond the capabilities of report writers, spreadsheet applications and stand-alone data analysis software, representing a significant advancement in decision support and statistical data mining technology.

  S-PLUS Analytic Server(TM)

   In February 2001, we expanded our solutions for enterprise analytics with the introduction of S-PLUS Analytic Server, which runs on popular UNIX operating systems including Sun Solaris and Linux. S-PLUS Analytic Server provides access to analytical applications via a Web browser and via a client/server graphical user interface (GUI) written using Java technology. This software product is a key component of our enterprise data analysis solution and has been adopted by companies in a variety of industries to make sophisticated analytical information more accessible and easy to use.

   S-PLUS and StatServer are registered trademarks of Insightful Corporation. Insightful and S-PLUS Analytic Server are trademarks. All other trademarks are the property of their respective owners.

Services

   We believe that providing a high level of support to our customers is a critical requirement for customer satisfaction and for our long-term success. We believe we have established a strong history of responsiveness to customer requirements. We deliver support for our data analysis products through our maintenance, consulting, and training services.

   We provide product updates and enhancements and customer support services under an annual maintenance agreement. Maintenance fees are based on a percentage of the current list price of the licensed software products. Our consulting and training organization provides fee-based services, including implementation assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at our Seattle location, at the customer's site, or at other prearranged sites for larger customer groups.

Operations

Marketing and Sales

   Our statistical solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications, manufacturing, retail, plus government and research. Our data analysis solutions are used in a variety of functions including research, engineering, production, marketing, and finance.

   We acquire domestic customers for our products and consulting services through both our domestic telesales organization and an outside sales team. Leads are generated from direct mail, public relations, the Web, seminars and tradeshows and then qualified by telesales and the direct sales force, working in coordination with consulting services.

   Internationally, we expanded our direct sales force with the recent addition of offices in Germany, France and Switzerland, to compliment our existing office in the United Kingdom. In other countries, we rely on a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts.

Customer Technical Support

   Technical support for our products is provided by a staff of engineers located in Seattle and other direct offices in Europe. Support is only available to customers who purchase an annual maintenance and technical support service.

   International customers who purchase products from distributors receive first-line technical support from their respective local distributors. A technical support staff of engineers, located in our United Kingdom sales and marketing office, is available to support the distributors as well as our direct customers in the United Kingdom. We are in the process of establishing tech support in key countries.

Manufacturing and Distribution

   We utilize several third party vendors to manufacture and distribute our products. This permits us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

   Our practice is to ship our products promptly upon receipt of orders. As a result, product backlog is not significant.

   We subcontract with third party vendors, located in Salem, Oregon and Richmond, BC, Canada, to manufacture all of our S-PLUS product line updates. We warehouse inventory and process and fulfill domestic orders internally out of our Seattle office. All international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Funded Research

   We have a funded research department which receives funding primarily from U.S. federal government agencies for work performed by our research and development department under cost-sharing arrangements. These amounts are recognized as the work is performed and are recorded as an offset against our total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. During the fiscal years ended December 31, 2001, 2000 and 1999, funded research recognized in operations was approximately $4,827,000, $4,678,000 and $4,567,000, respectively.

Product Development

   Our product development organization is responsible for software development, product documentation and quality assurance. The organization's priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products for ease-of-use.

   Our development team consists of experts in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation. In software engineering, Insightful's professional staff has expertise in statistics, computer graphics, compiler design, user interface design and advanced Microsoft Windows, UNIX and Internet technologies.

   During the fiscal years ended December 31, 2001, 2000 and 1999, research and development costs charged to operations were approximately $7,567,000, $6,988,000, and $6,236,000, respectively. We did not capitalize any software research and development costs during the year ended December 31, 2001, as we did not incur significant software research and development costs between technological feasibility and general release.

Competition

   Our S-PLUS product suite targets the Statistics market. This market is intensely competitive, fragmented and mature. We face competition in the Statistics market primarily from large enterprise software vendors and our potential customers' information technology departments. These departments may seek to develop data analysis solutions utilizing R, a free software package that performs operations similar to the S language that forms the core of S-PLUS. The dominant competitor in our industry is SAS Institute, which holds a greater percentage of the data analysis market than we do. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

   In the Data Mining, Business Analytics, and Information Retrieval markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest, Iphrase, Inktomi and Ask Jeeves/Jeeves Solutions, many of which are much larger than we are. With the exception of SAS and SPSS, these competitors do not currently offer the range of analytical capability we offer, and as a result are both competitors and potential partners for our technology.

Intellectual Property Rights and Licenses

   Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a 'shrink-wrap' license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we have entered into nondisclosure and inventions agreements with all of our employees. However, in those areas where we have no patent protection, judicial enforcement of copyright laws may be uncertain.

   We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the "S" programming language are our property. After February 18, 2007, we, at our election, may extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license. Although sudden termination of this license would harm our operations because Lucent Technologies is the sole licensor of the "S" programming language, we are not presently aware of any circumstances that would prevent us from fulfilling our obligations under the license.

   Due to the rapid pace of technological change in the software industry, we believe that patent, trade secret and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition, and ongoing reliable product maintenance and support.

Employees

   As of December 31, 2001, our continuing operations employed approximately 165 full-time and part-time employees, of whom 39 reside outside the United States. As necessary, we supplement our employees with temporary and contract personnel in our continuing operations. As of December 31, 2001, we employed 3 temporary and contract employees, of whom one was located outside the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price

   In addition to the other information in this report, you should consider the following cautionary factors carefully in evaluating us and our business. From time to time we may furnish certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995, or the Act, and (ii) in releases made by the SEC. We are making these cautionary statements pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

  Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

   Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. If our operating results for a particular quarter or year fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

  . general economic conditions, which may affect our customers' purchasing decisions;

  .  our ability to obtain government research contracts;

  .  our ability to compete in the highly competitive markets;

  .  rate of market acceptance of our software products and solutions;

  .  budget and spending decisions by our customers;

  . customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

  . level of purchases by our existing customers, including additional license and maintenance revenues;

  .  variability in the mix of our license versus service revenues;

  .  our reliance on a one product family;

  .  our ability to expand our sales and support infrastructure;

  .  the loss of any of our key employees or management team members;

  . our ability to develop, introduce and market new products on a timely basis;

  .  our ability to successfully expand our international operations;

  .  our ability to maintain our relationships with key partners; and

  . the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

   As a result of these factors, we cannot predict our revenues with certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues because:

  . our sales cycles are lengthy and variable, typically ranging between two and eight months from our initial contact with a potential customer;

  . for our newest products, we have no history by which to gauge the sales cycles or acceptance rates;

  . a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

  . the amount of unfulfilled orders for our products at the beginning of a quarter is typically small; and

  . delay of new product releases can result in a customer's decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

   Even though our revenues are difficult to predict with certainty, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

  If potential customers do not continue to purchase the S-PLUS product family, our revenues will fall and we may incur more losses.

   Prior to the sale of our Engineering and Educational Products Division in January of 2001, our product offerings included those related to the MathCad(R) line addressing the calculation needs of the technical, professional and education markets. Since the divestiture we have relied on a one-product family, the S-PLUS line, for the success of our business, and license revenues from the S-PLUS product and add-on modules accounted for nearly all of our license revenues in 2001. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues will fall, leading to more losses.

  If we are unable to penetrate new vertical and end-user markets with our current and future products, the growth of our business will be limited.

   We currently serve a relatively small number of customers in a narrow market, and we believe that the statistics market we currently serve with the S-PLUS product family will grow at a slower rate than it has in the past. In order to grow our business at a satisfactory rate, we will need to expand into new end-user markets and new vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to invest in the expansion of our statistics product and service offerings beyond the "statistics guru" segment into the business mainstream, in the expansion of our product and service offerings into new vertical markets, and in the development of our data mining, business analytics, and information retrieval products. These simultaneous investments may strain our financial resources and diffuse management's time and attention. If any of these initiatives fails, or if we fail to maintain adequate revenues from our traditional business during the transition to any of these initiatives, our business will not grow and could fail.

  If we are unable to compete successfully in the statistics, data mining, business analytics, and information retrieval markets, our business will fail.

   Our S-PLUS product suite targets the statistics market. This market is highly competitive, fragmented and mature. We face competition in the statistics market primarily from large enterprise software vendors and our potential customers' information technology departments. These departments may seek to develop data analysis solutions that utilize R, a free software package that performs operations similar to the S language that forms the core of S-PLUS. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

   In the data mining, business analytics, and information retrieval markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest, Iphrase, Inktomi and Ask Jeeves / Jeeves Solutions, many of which are much larger than we are. With the exception of SAS and SPSS, these competitors do not currently offer the range of analytical capability that we offer, and as a result are both competitors and potential partners for our technology.

   In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. We could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of OLAP (On-Line Analytical Processing), Business Intelligence and analytical application software, as well as from companies in other sectors.

  Many potential customers are not yet aware of the benefits of data mining, business analytics, and information retrieval solutions, and our products may not achieve market acceptance.

   The markets for data mining, business analytics, and information retrieval solutions are still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if these markets grow, businesses may purchase our competitors' solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

  Our business is sensitive to the risks associated with government funding decisions.

   We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated an average of $4.7 million per year in offsets to our research and development expenses. We may not receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our quarterly results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If and when the number of our employees or the amount of our revenues grow beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

   Furthermore, a significant portion of our license revenues come from foreign and domestic government entities, as well as institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside of our control. In addition, proposals are currently being made in various countries, including the United States, to reduce government spending. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts will seriously affect our revenue and operating results.

  We may be unable to expand our sales organization, which could harm our ability to expand our business.

   To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and place orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel, including those whose experience and qualifications differ from those of our current sales force. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer ("OEM") partners, system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants. Our efforts to restructure or expand our sales force may not prove successful and our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

  If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.

   We rely on our existing relationships with a number of key partners, including management consulting firms, system integrators, VARs, distributors and third-party technology vendors, that are important to worldwide sales and marketing of our solutions. We expect an increasing percentage of our revenues to be derived from sales that arise out of our relationships with these key partners. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with other key partners. These key partners often provide enterprise software, consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution.

  Our sales cycle is variable, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

   An enterprise's decision to purchase statistics, data mining, business analytics, and information retrieval software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in 2001, and we expect to continue to experience longer sales cycles in 2002. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

  If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

   To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

  .  costs of customizing products for foreign countries;

  .  export and import restrictions, tariffs and other trade barriers;

  . the need to comply with multiple, conflicting and changing laws and regulations;

  . reduced protection of intellectual property rights and increased liability exposure; and

  . regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

   Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies have not materially affected our operating results in the past. Our operating results could, however, be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

  Delivery of our solution may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

   We incorporate into our products software that is licensed to us by third-party software developers, including Lucent Technologies, from whom we license the S programming language that forms the core of our S-PLUS product. Under the license, we have the worldwide, exclusive right, through February 2007, to use, sublicense and support the "S" language in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the language are our property. After February 18, 2007, we, at our election, may extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license. Although sudden termination of this license would harm our operations because Lucent Technologies is the sole licensor of the "S" programming language, we are not presently aware of any circumstances that would prevent us from fulfilling our obligations under the license.

   In addition, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration. The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. Further, some third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price

  Integration of recent or future acquisitions may be difficult and disruptive.

   We have completed several acquisitions of businesses with complementary technologies or service offerings, including our recent acquisitions of Predict AG and Waratah Corporation. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

  .  dilution of stockholders' equity;

  . difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

  . disruption of our ongoing business and diversion of management's time and attention to integrating or completing the development or commercialization of any acquired technologies;

  . impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; and

  .  inability to retain key employees of any acquired businesses.

   If we do not successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future, our business will be harmed.

  We have incurred losses in recent periods, and may continue to do so, which could cause a decrease in our stock price.

   If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in the fourth quarter of 2001. As of December 31, 2001, we had an accumulated deficit of $26 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

   We believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and, as a result, may be unable to achieve or maintain profitability in the future.

  Fluctuations in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

   During 2001, our service revenues represented a higher percentage of our total revenues than in past periods, which negatively impacted our profitability. To the extent that this trend continues, our profitability will continue to suffer. Consulting and training (service) revenues represented 27% of our total revenues in 2000 and 32% in 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or any decrease in license revenues could have a detrimental effect on our overall gross margins and thus on our operating results.

  We have a limited operating history under our new business model, no operating history with our new products, and are subject to the risks of new enterprises.

   In connection with our divestiture of our Engineering and Educational Products Division in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining, business analytics, and information retrieval products, none of which was released as of December 31, 2001. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

  .  no history of sustained profitability under our new business model;

  . uncertain growth in the market for, and uncertain market acceptance of, our new solutions;

  . the nascent and evolving nature of the data mining, business analytics, and Information retrieval markets;

  .  reliance on new and unproven products to maintain our revenue projections;

  . the risk that competition, technological change or evolving customer preferences could harm sales of our products or services.

  Our workforce reduction and financial performance may place additional strain on our resources and may harm the morale and performance of our personnel and our ability to hire new personnel.

   In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by approximately 25 employees in November 2001. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

  We may be unable to obtain the funding necessary to support the expansion of our business.

   Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

   We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, if during that time market conditions worsen, or if other unforeseen events such as those of September 11, 2001 should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

  Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

   Our revenue growth and potential for profitability depend on the overall demand for statistics, data mining, business analytics, and information retrieval software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, recent terrorist attacks on the United States, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

  Privacy and security concerns may limit the effectiveness of and reduce the demand for our solution.

   The effectiveness of our solution relies on the storage and use of data collected from various sources, including personal information. The collection and use of such data by our customers for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our solution may be perceived as less desirable, which could limit our revenue growth.

   In addition, due to privacy concerns, some Internet commentators, consumer advocates and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. If major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our solution would be less useful to customers, and our sales could decrease.

  Sales of our common stock available for future use could depress our stock price.

   In addition to the shares of common stock which are outstanding, as of December 31, 2001, there were outstanding stock options held by directors and employees to purchase approximately 2,727,920 additional shares of common stock, with an average exercise price of $2.47 per share, including 1,399,195 vested options with an average exercise price of $2.57 per share. We have also established a stock purchase plan that permits employees to biannually acquire shares of our common stock at a significant discount.

   We cannot predict what effect, if any, that future sales, or the availability of shares of our common stock for future sales, will have on the market price prevailing from time to time. Sales of substantial amounts of common stock by us or by stockholders who hold "restricted securities," or the perception that these sales may occur, could cause our stock price to drop.

  If we do not retain our key employees or management team, and integrate our new senior management personnel, our ability to execute our business strategy will be limited.

   Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. The competition for qualified personnel in the computer software and technology markets is particularly intense. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time.

  Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner.

   The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet, could change the way software is sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

   To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. We may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

  We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

   Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by Insightful, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a 'shrink-wrap' license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

  Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.

   In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlaps. Infringement litigation could also force us to

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

  .  pay damages;

  . enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

  . redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

  Our products may suffer from defects or errors, which could result in loss of revenues, delayed or limited market acceptance of our products, increased costs and reputational damage.

   Software products as complex as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because of the importance of accuracy in software used in analyzing data. We have had to delay commercial release of past versions of our products until software problems were corrected, and in some cases have provided product updates to correct errors in released products. Our new products or releases may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs or claims against us.

   In addition, the operation of our products could be compromised as a result of errors in the third-party software we incorporate into our software. It may be difficult for us to correct errors in third-party software because that software is not in our control.

  The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

   As of December 31, 2001, our current officers, directors and affiliated entities together beneficially owned 3,502,348 shares of our common stock (excluding stock options) or approximately 31% of the total shares outstanding. Taken together, this group also held stock options representing 750,625 shares that will be vested and exercisable on or before May 3, 2002. As a result, these stockholders may, as a practical matter, be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then current market price of our common stock, which could result in a decrease in our stock price.

  Our stock price may be volatile.

   The price of our common stock has been volatile, particularly in the last two years. In the past year our common stock reached a high of $4.44 per share on August 20, 2001 and traded as low as $1.25 per share on April 4, 2001. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for it. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

  .  future announcements concerning us or our competitors;

  .  actual or anticipated quarterly variations in operating results;

  .  changes in analysts' earnings projections or recommendations;

  .  announcements of technological innovations;

  .  the introduction of new products;

  .  changes in product pricing policies by us or our competitors;

  .  loss of key personnel;

  .  proprietary rights litigation or other litigation; or

  . changes in accounting standards that adversely affect our revenues and earnings.

   In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance and may expose us to class action securities litigation which, even if unsuccessful, would be costly to defend and distracting to management. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.  PROPERTIES.

   We lease 26,804 square feet of office space at 1700 Westlake Avenue North, Seattle, Washington. This lease expires in September 2004. We also receive warehousing services from a third party vendor.

   Outside the United States, we lease 2,931 square feet of office space in the United Kingdom. The term of the lease for this office space was renewed in March 2000 and is scheduled to expire in March 2005. We lease 3,498 square feet of office space in Switzerland. This lease expires in December 2004. We also lease 1,292 square feet of office space in France. This lease expires in September 2010.

   We believe that our facilities are adequate for our current needs. We do not consider the specific location of our offices to be material to its business.

ITEM 3.  LEGAL PROCEEDINGS.

   We are not currently a party in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our Common Stock (Nasdaq: IFUL) is quoted on the Nasdaq SmallCap Market. The following table presents quarterly information on the price range of the common stock. This information indicates the high and low bid prices for the common stock as reported by the Nasdaq SmallCap Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.

                                                     High   Low
                                                    ------ ------
               Fiscal Year Ended December 31, 2000:
               First Quarter....................... $8.719 $4.000
               Second Quarter......................  5.063  2.000
               Third Quarter.......................  2.906  1.750
               Fourth Quarter......................  2.250  1.250

               Fiscal Year Ended December 31, 2001:
               First Quarter.......................  2.813  1.313
               Second Quarter......................  3.250  1.250
               Third Quarter.......................  4.440  1.980
               Fourth Quarter......................  3.080  2.060

   As of March 4, 2002, the number of stockholders of record of Common Stock was 192.

   We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

ITEM 6.  SELECTED FINANCIAL DATA.

   The selected financial data set forth below was derived from our audited financial statements, except for the twelve months ended December 31, 1997 which has been presented for comparison purposes only. You should read this information in conjunction with the financial statements and notes in this filing as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation". We closed our Internet division in September 2000 and sold our EEPD division in the first quarter of 2001. All selected data reflects the discontinuance of both of those operations.

                                                   Year ended December 31,                          Fiscal
                                        ---------------------------------------------             Year Ended
                                                                              1997     Transition  June 30,
                                         2001     2000     1999    1998    (unaudited) Period (1)    1997
                                        -------  -------  ------- -------  ----------- ---------- ----------
                                                        ( thousands, except per share data)
Total revenues......................... $17,426  $15,246  $12,212 $ 8,843    $ 7,277     $4,248    $ 5,828
Gross profit...........................  11,242   10,739    8,935   6,462      5,083      2,979      4,022
Net income (loss) from continuing
  operations...........................    (698)   1,307      875    (591)    (2,827)      (750)    (3,390)
Net income (loss)......................   2,414   (6,000)   1,453   2,220     (2,129)     1,105     (4,300)
Basic net income (loss) per
  share--continuing operations (2).....   (0.06)    0.12     0.09   (0.06)     (0.31)     (0.08)     (0.38)
Diluted net income (loss) per
  share--continuing operations (2).....   (0.06)    0.12     0.08   (0.06)     (0.31)     (0.08)     (0.38)
Basic net income (loss) per share (2)..    0.22    (0.57)    0.15    0.24      (0.24)      0.12      (0.49)
Diluted net income (loss) per share (2)    0.22    (0.54)    0.14    0.24      (0.24)      0.12      (0.49)
Total assets...........................  15,695   10,506   13,911  10,561      7,361      7,361      8,786
Long-term obligations, less current
  portion..............................      --       39       90      86         32         32         79
Stockholders equity....................   7,437    3,875    8,634   6,051      3,495      3,495      2,168

--------
(1) The Company changed its fiscal year end from June 30 to December 31 in 1997. The Transition Period represents the six month period from July 1, 1997 through December 31, 1997.
(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with our "Selected Financial Data" section, our Consolidated Financial Statements and the information described in the "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price" section included elsewhere in this report.

Description of the Company

   Insightful Corporation provides enterprises with scalable data analysis solutions that drive faster, more profitable decisions by revealing patterns, trends and relationships. We are a supplier of software and services for statistics, data mining, business analytics and information retrieval which expedite accurate decision-making and improve business performance.

   Our products, including S-PLUS(R), StatServer(R) and S-PLUS Analytic Server(TM), play a key role in data warehousing and business intelligence initiatives by delivering analytical tools and graphical reports that convert data into insight. We also provides consulting, application development outsourcing, data integration and training focused on data analysis and predictive modeling. We have been delivering data analysis solutions for over a decade to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, plus many government and research institutions.

   Headquartered in Seattle, we have offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom.

History of Operations

   Insightful (formally known as Mathsoft) was originally incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986.

   As of December 31, 1999 we operated three divisions consisting of our Data Analysis Products Division (DAPD), Engineering and Education Products Division
(EEPD), and FreeScholarships.com (FSC). In September 2000, we discontinued operations of our internet business, FSC. In October 2000, we signed a letter of intent to sell the operations of our technical calculation software business, EEPD, to a third party. Consistent with this letter of intent, we sold the EEPD division on January 23, 2001. Following the closing of our internet business FSC in September 2000 and the sale of our EEPD in January 2001, we relocated our headquarters from Boston, Massachusetts, to Seattle, Washington, where DAPD is located. This business was acquired by Mathsoft in June 1993 through the acquisition of substantially all the assets of Statistical Sciences, Inc.

   In June of 2001, the stockholders voted to change our company name to Insightful Corporation from MathSoft, Inc. and to change the jurisdiction of incorporation of the Company from Massachusetts to Delaware.

Critical Accounting Policies and Estimates

   Our discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

   Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

   We record revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9 and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software, collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

   We offer maintenance contracts and training on certain of its products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

   Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell through method.

   If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

   Amounts received in advance for maintenance agreements are recorded as deferred revenue on the balance sheets.

  Bad Debts

   We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts and reviewing the current credit-worthiness of each customer.

  Impairment of Intangible Assets

   We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the FASB and related practice implementation guidance. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

  Deferred Taxes

   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While Insightful has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Discontinued Operations

   On June 1, 1999, we incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC began web-based operations in February 2000, was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education. During the third quarter of 2000, we discontinued the operations of FSC. In connection with this discontinuation, we recorded a $1.9 million charge for various costs related to closing this operation. This charge is included in the discontinued operating loss for 2000. During the fourth quarter of 2000, $850,000 of this charge was reversed as a result of certain favorable negotiations in winding-up its operations.

   In October 2000, we signed a letter of intent to sell the operations of our Engineering and Education Products Division (EEPD). Consistent with this letter of intent, the assets of EEPD were transferred to a newly created wholly owned subsidiary then sold to a third party for cash proceeds of $7,000,000 on January 23, 2001. As a result of this transaction, we have recorded the operations of EEPD as discontinued operations, which is reflected in the accompanying consolidated financial statements. The net gain of $3,849,000 on the sale of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the year ended, 2001.

   Components of the net gain reflected for the year ended December 31, 2001, are included in the table below. Other accrued liabilities include approximately $360,000 related to a contingency resulting from the disposition. The contingency is expected to be resolved no later than December 31, 2002.

            Cash Proceeds.............................. $ 7,000,000
            Net Assets Transferred.....................  (1,001,667)
            Employee severance and termination benefits    (853,000)
            Transaction Costs..........................    (571,562)
            Other accrued liabilities..................    (584,861)
            Taxes......................................    (140,000)
                                                        -----------
               Income from discontinued Operations..... $ 3,848,910
                                                        ===========

   Components of income (loss) from discontinued operations are as follows:

                                              Years Ended December 31,
                                       -------------------------------------
                                         2001         2000          1999
                                       ---------  ------------  ------------
   Revenues........................... $  74,000  $ 16,276,000  $ 16,391,000
   Costs and expenses.................  (811,000)  (23,582,000)  (15,813,000)
                                       ---------  ------------  ------------
      Income (loss) from discontinued
        Operations.................... $(737,000) $ (7,306,000) $    578,000
                                       =========  ============  ============

Acquisitions

   On September 25, 2001, Insightful Corporation completed the acquisition of Predict AG (Predict). The transaction was accounted for using the purchase method of accounting. This acquisition provides Insightful with a European professional services headquarters consisting of a multi-lingual team of business and technical experts in analytic CRM, business intelligence, data mining, data warehousing, predictive modeling, and statistical analysis. The aggregate consideration paid was $2,214,106 consisting of $1,446,228 cash, common stock valued at $691,714 and direct transaction costs of $56,164. The value of the 300,000 common shares issued was determined based on the average market price of Insightful's common shares over a three-day period before and after the date of acquisition. We recorded intangible assets for the value allocated to non-compete agreements and customer relationships totaling $215,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the intangible assets that we acquired. We recorded $427,000 for the value allocated to deferred stock-based compensation in connection with restrictions on 185,010 shares of common stock otherwise issuable as part of the acquisition, which is being amortized over a three-year vesting period using a graded vesting approach. The difference between the purchase price and the fair value of the assets acquired in the amount of $1,374,460 is recorded as goodwill.

   On July 11, 2001, Insightful completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provides Insightful with expanded resources and expertise in the pharmaceutical and healthcare markets, while establishing an East Coast consulting office. The aggregate purchase price of $303,471 consisted of $150,000 cash, common stock valued at $99,101, a common stock warrant valued at $41,000 and direct transaction costs of $13,370. The value of the 34,530 common shares issued was determined based on the average market price of Insightful's common shares over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model. We recorded an intangible asset for the value allocated to non-compete agreements of $44,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $239,691 is recorded as goodwill.

   On July 31, 2001, Insightful completed the formation of a French subsidiary and acquired the data analysis operations of Sigma-Plus, Insightful's longtime distributor in France. The formation of a French subsidiary provides Insightful with an expanded direct sales channel and local consulting expertise in both Paris and Toulouse. The aggregate purchase price of $250,179 consisted of $212,250 cash and direct transaction costs of $37,929. We recorded an intangible asset for the value allocated to non-compete agreements of $51,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $197,665 is recorded as goodwill.

   Goodwill recorded in connection with these acquisitions is not subject to amortization, but will be subject to periodic evaluation for impairment.

   The results of Predict, Waratah and Sigma Plus have been included in the operating results of Insightful since their respective acquisition dates.

Results of Operations

   As an aid to understanding our operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the fiscal years ended December 31, 2001, 2000 and 1999, and the percentage changes in those items for the fiscal years ended December 31, 2001, 2000, and 1999.

                                                                                         Percentage Change
                                                                             ---------------------------------------
                                                Percent of Total Revenue      Fiscal Year   Fiscal Year   Fiscal Year
                                            ------------------------------       Ended         Ended         Ended
                                              Fiscal     Fiscal     Fiscal   Dec. 31, 2001 Dec. 31, 2000 Dec. 31, 1999
                                            Year Ended Year Ended Year Ended  compared to   compared to   compared to
                                             Dec. 31,   Dec. 31,   Dec. 31,   Year Ended    Year Ended    Year Ended
                                               2001       2000       1999    Dec. 31, 2000 Dec. 31, 1999 Dec. 31, 1998
                                            ---------- ---------- ---------- ------------- ------------- -------------
Revenues:
    Software related.......................    68.2 %     73.0 %     79.8 %        6.9 %         14.2 %       31.0 %
    Services and other.....................    31.8       27.0       20.2         34.4           67.1         95.0
                                              -----      -----      -----       ------       --------        -----
       Total revenues......................   100.0      100.0      100.0         14.3           24.8         38.0
Cost of Revenues:
    Software licenses......................     9.7       10.7       12.7          3.8            5.4         39.0
    Services...............................    25.8       18.9       14.2         56.2           66.3         33.0
                                              -----      -----      -----       ------       --------        -----
       Total cost of revenues..............    35.5       29.6       26.8         37.2           37.6         37.6
       Gross profit........................    64.5       70.4       73.2          4.7           20.2         38.3
Operating Expenses:
    Sales and marketing....................    32.9       31.4       32.6         19.6           20.5         31.4
    Research and development--Gross........    43.4       45.8       51.1          8.3           12.1         21.5
    Less--Funded research..................   (27.7)     (30.7)     (37.4)         3.2            2.4         61.3
                                              -----      -----      -----       ------       --------        -----
       Research and development,
        net................................    15.7       15.2       13.7         18.6           38.4        (27.5)
    General and administrative.............    17.6       15.8       19.6         27.5            0.6         31.4
    Amortization of goodwill and other
     intangibles...........................     0.6        0.5        0.5         53.5           22.0           --
    Deferred Stock-Based
     Compensation..........................     0.3         --         --        100.0             --           --
    Restructuring-related Charges..........     2.6         --         --        100.0             --           --
       Total operating expenses............    69.7       62.8       66.2         26.8           18.3         12.6
                                              -----      -----      -----       ------       --------        -----
       Income (loss) from continuing
        operations.........................    (5.1)       7.6        6.9       (176.9)          37.9        216.5
Interest Income (Expense), Net.............     1.8        1.4        1.2         51.4           34.5          8.3
                                              -----      -----      -----       ------       --------        -----
       Income (loss) before provision
        for income taxes...................    (3.3)       9.0        8.2       (142.4)          38.8        266.9
Provision for Income Taxes.................     0.7        0.4        0.9         71.6          (41.2)          --
       Net income (loss) from
        continuing operations..............    (4.0)       8.6        7.2       (153.4)          49.3        247.7
                                              -----      -----      -----       ------       --------        -----
Discontinued Operations:
    Income (loss) from discontinued
     operations, net of applicable
     income taxes..........................    (4.2)     (47.9)       4.7         89.9       (1,363.9)       (79.4)
    Gain on disposal of discontinued
     operations, net of applicable
     income taxes..........................    22.1         --         --        100.0             --           --
                                              -----      -----      -----       ------       --------        -----
       Net income (loss)...................    13.9 %    (39.4)%     11.9 %      140.2 %       (512.9)%      (34.5)%
                                              =====      =====      =====       ======       ========        =====

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

   Total revenues, which consist of software license, maintenance and service revenues, increased 14.3%, from $15,246,000 for the year ended December 31, 2000 to $17,426,000 for the year ended December 31, 2001.

   Software related revenues (software licenses, subscriptions, and maintenance) accounted for 68.2% of total revenues and increased 6.9% from $11,128,000 for the year ended December 31, 2000 to $11,892,000 for the year ended December 31, 2001. This increase is attributed to stronger sales and accelerating demand of Server licenses in North America in the first half of 2001, partially offset by lower Desktop license sales in international regions.

   In the first half of 2001, we focused the Company solely on data analysis solutions, divesting the MathSoft Engineering and Educations Products Division, renaming the company to Insightful, migrating the corporate headquarters from Cambridge, Massachusetts to Seattle, Washington, inaugurating a strategic alliances initiative, and launching a new analytic server product. The company also increased investment in new product development during this period. This was achieved while maintaining profitability and 22% overall revenue growth for the six months ended June 30, 2001, as compared to the same period in 2000.

   The economic slowdown in North America during the second half of 2001 adversely affected corporate spending on information technology in many of the industries that Insightful serves. In the fourth quarter of 2001, many prospective customers delayed planned purchases and delays of US federal budget slowed the receipt of new government research grants. These factors dampened our growth rate and hurt profitability in the second half of the year. Revenue for the six months ended December 31, 2001 was approximately 8% above that of the same period in 2000.

   Professional services revenues generated from consulting and training activities represented 31.8% of total revenues and increased 34.4% from $4,119,000 for the year ended December 31, 2000 to $5,534,000 for the year ended December 31, 2001. The revenue growth in professional services was primarily attributable to worldwide expansion of the company's consulting resources through the acquisition of two data analysis businesses in the USA (North Carolina) and Europe (Switzerland).

   Revenues from International operations increased 7%, from $3,676,000 for the year ended December 31, 2000 to $3,922,000 for the year ended December 31, 2001. International revenues increased 37% from $1,053,000 for the three months ended December 31, 2000 to $1,437,000 for the three months ended December 31, 2001, reflecting the company's aggressive expansion in Europe to enhance growth and reduce the concentrated exposure to the North American economy.

   New solutions slated for 2002 will address the new, rapidly emerging markets of data mining, analytic CRM, and information retrieval, all of which build upon our heritage of high-end statistical analysis.

   In early 2002, Insightful will bring a new data-mining tool to market called Insightful Miner(TM). Insightful Miner was designed specifically to solve data analysis problems involving data set sizes too large for competitive products to handle without ignoring precious data.

   We are working on a focused solution built on top of the Insightful Miner platform that provides both technology and methodology optimized for analytic CRM for retail banks and merchandisers. This solution has been designed specifically to allow Insightful and its partner network to cost-effectively derive high ROI for enterprises that have invested in CRM systems.

   Historically, the data analysis market has focused solely on solutions that analyze numbers; information contained in text, images, maps, charts, and graphs has not been adequately utilized. We see a union ahead, in which quantitative information (often structured and stored in databases) and conceptual information (often unstructured and hidden in documents, emails, or presentations) will come together.

   In 2001 industry analysts recognized the need for data analysis solutions that empower enterprises to ask questions in plain English and extract precise answers from any data they have collected. 2002 will see Insightful deliver InFact(TM) to specifically address this opportunity using our patent-pending approach. Insightful is one of the few companies with the prowess to combine structured and unstructured data in new ways that help people make better decisions faster. Our heritage with sophisticated analytics, our experience with client/server computing, and our advanced research in information retrieval give Insightful the foundation to deliver better solutions.

Cost of Revenues

   Total cost of revenues increased 37.2%, from $4,507,000 for the year ended December 31, 2000 to $6,183,000 for the year ended December 31, 2001, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a product mix shift toward lower margin services such as consulting and a 14.3% increase in sales.

   The cost of software licenses, which consists of royalties for third-party software, product media, product duplication and manuals, decreased as a percentage of total software related revenues to 14.2% from 14.7% for the years ended 2001 and 2000, respectively. This decrease is attributed to the $823,000 increase in maintenance revenue, which carries a low cost of sales component. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties, which are included in the cost of software licenses.

   The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The increase in cost of professional services in fiscal 2001, as compared to fiscal 2000, from $2,876,000 to $4,490,000 was primarily due to increased investment in professional services resources, including acquired businesses, to help the company scale and leverage additional product sales. We expect the margin generated from professional services to gradually improve as utilization of existing resources grows.

Operating Expenses

   Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses increased 19.6%, from $4,791,295 for the twelve-months ended December 31, 2000 to $5,730,768 for the year ended December 31, 2001. This increase primarily reflected additions to the sales force to expand our sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data analysis software and services.

   Net research and development expenses increased 18.7%, from $2,310,000 for the year ended December 31, 2000 to $2,740,000 for the year ended December 31, 2001, and increased as a percentage of total revenues from 15.2% to 15.7%, respectively. Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors. The overall increase in net research and development expenses was primarily attributable to increased investment in the S-Plus product lines, and offset partially by the increase in research funding. Funded research, which consists primarily of government grants for research projects, increased 3.2%, from $4,678,000 for the year ended December 31, 2000 to $4,827,000 for the year ended December 31, 2001. The increase in funded research is attributable to an increase in awarded contracts.

   General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities, increased from

$2,402,000 for the year ended December 31, 2000 to $3,063,000 for the year ended December 31, 2001, and increased as a percentage of total revenues from 15.8% to 17.5%, respectively. The increase in general and administrative costs during 2001 in comparison to 2000 relates primarily to costs associated with divesting the MathSoft Engineering and Educations Products Division and migrating the corporate headquarters from Cambridge, Massachusetts to Seattle, Washington, and professional fees associated with general corporate matters and corporate expansion.

Restructuring-Related Charges

   In November 2001, Insightful implemented a workforce reduction of approximately 24 employees, which represented 13% of Insightful's employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $455,000, related to employee severance and termination benefits. As of December 31, 2001, $366,276 of the severance and termination benefits were paid and $88,724 remained accrued on that date. All termination benefits will be paid by March 31, 2002.

Interest Income

   The increase in interest income in fiscal 2001 was due to an increase in cash and cash equivalents upon which we earn interest.

Discontinued Operations

   On January 23, 2001, Insightful transferred the assets of EEPD to a newly created wholly owned Insightful subsidiary that was than sold to a third party for cash proceeds of $7,000,000. As a result of this transaction, Insightful has recorded the operations of EEPD as discontinued operations. The net gain of $3,849,000 on the sale of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the year ended, 2001.

   EEPD's operating loss totaling $737,411 represents revenues earned of approximately $74,000, offset by costs and expenses totaling approximately $811,000 for the 23 day period ending January 23, 2001.

Net Operating Results

   The net loss from continuing operations for the year ended December 31, 2001 was $698,000 compared to net income of $1,307,000 for the year ended December 31, 2000. Fiscal year 2001 reflected slower than expected revenue growth in the second half of 2001 due to prevailing economic conditions as well as a change in the revenue mix which, in turn, negatively impacted net income. Fiscal year 2001 net income was further impacted due to both new acquisition related amortization and deferred compensation charges of $83,000.

   Net income for the year ended December 31, 2001 was $2,204,000 compared to a loss of $6,000,000 for the year ended December 31, 2000. Fiscal year 2000 reflected our net income from continuing operations offset by the loss of $7,306,000 from discontinued operations, primarily attributable to our discontinued Internet business, FreeScholarships.com.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues

   Total revenues increased 24.8%, from $12,212,000 for the year ended December 31, 1999 to $15,246,000 for the year ended December 31, 2000. The increase in total revenues was primarily attributable to worldwide new license and service revenue generated by our S-PLUS product line.

   The increase in S-PLUS product line revenue was primarily attributable to an increase in service revenues, which included maintenance, training, and consulting. S-PLUS license revenue was $6,505,000 and $6,811,000 for the year ended 1999 and 2000, respectively. S-PLUS service revenue was $5,707,000 and $8,435,000 for the year ended 1999 and 2000, respectively. The increase in both service and license revenues was directly attributable to the June 1999 release of S-PLUS 2000 and increased headcount additions to the consulting department.

   International revenues increased 15.0%, from $3,196,000 in 1999 to $3,676,000 in 2000, respectively.

Cost of Revenues

   Total cost of revenues increased 37.6%, from $3,277,000 for the year ended December 31, 1999 to $4,507,000 for the year ended December 31, 2000, respectively. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a 24.8% increase in sales as well as a product mix shift toward lower margin products such as consulting.

Operating Expenses

   Sales and marketing expenses increased 20.5%, from $4,033,000 for the twelve-months ended December 31, 1999 to $4,861,000 for the year ended December 31, 2000. The increase in sales and marketing expenses was attributable to an increase in variable marketing expenditures and headcount additions to the marketing department and sales force.

   Net research and development expenses increased 38.4%, from $1,669,000 for the year ended December 31, 1999 to $2,310,000 for the year ended December 31, 2000, and increased as a percentage of total revenues from 13.7% to 15.1%, respectively. The overall increase in net research and development expenses was primarily attributable to increased investment in the S-PLUS product lines, and offset partially by the increase in research funding. Funded research increased 2.4%, from $4,567,000 for the year ended December 31, 1999 to $4,678,000 for the year ended December 31, 2000. The increase in funded research is attributable to an increase in awarded contracts and the related increase in personnel costs to fulfill those contracts. Our Data Analysis Products Division research department's headcount remained consistent at 46 as of December 31, 1999 and 2000, respectively.

   General and administrative expenses increased slightly, from $2,388,000 for the year ended December 31, 1999 to $2,402,000 for the year ended December 31, 2000, and decreased as a percentage of total revenues from 19.5% to 15.8%, respectively.

Net Operating Results

   Net income from continuing operations for the year ended December 31, 2000 was $1,307,000 compared to $875,000 for the year ended December 31, 1999. Fiscal year 2000 reflected solid profit growth in our core products, particularly its consulting services.

   The net loss for the year ended December 31, 2000 was $6,000,000 compared to a net income of $1,453,000 for the year ended December 31, 1999. Fiscal year 2000 reflected profit growth in our continuing operations substantially offset by the significant loss of $7,306,000 from discontinued operations, primarily attributable to our discontinued internet business, FreeScholarships.com.

Liquidity and Capital Resources

   Cash and cash equivalents at January 1, 2001 amounted to $3,745,000. Insightful's continuing operations resulted in net cash inflows of $210,000 for the year ended December 31, 2001. Operating cash inflows for the year ended December 31, 2001 were primarily the result of a loss from continuing operations adjusted for noncash depreciation and amortization, offset in part by increases in current assets and decreases in current liabilities.

   Investing activities in 2001 resulted in cash outflows of $3,303,000, primarily due to capital expenditures of $1,400,000 related to continuing operations and $1,744,000 for acquisitions.

   Financing activities provided cash inflows of $541,000 in 2001 primarily due to proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, offset in part by payments made on capital lease obligations.

   Net cash proceeds from the sale of EEPD amounted to $5,084,000, including proceeds on the sale of $7,000,000 offset by $1,916,000 in employee severance and termination benefits, professional fees and vendor commitments, which brought the cash and cash equivalent balance at December 31, 2001 to $6,278,000.

   Insightful's principal source of liquidity continued to be from operations and on-hand cash equivalents. At December 31, 2001, Insightful's principal unused sources of liquidity consisted of cash and cash equivalents of $6,278,000. Insightful's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

   The following are our contractual commitments associated with our operating and capital leases:

                                    Year Ending December 31,
                              -------------------------------------
                               2002    2003    2004    2005   2006  Thereafter   Total
                              ------- ------- ------- ------ ------ ---------- ---------
Commitments:
   Capital leases............  44,163      --      --     --     --       --      44,163
   Operating leases.......... 830,436 835,574 897,178 70,432 32,755   47,623   2,713,998
                              ------- ------- ------- ------ ------   ------   ---------
       Total commitments..... 874,599 835,574 897,178 70,432 32,755   47,623   2,758,161
                              ======= ======= ======= ====== ======   ======   =========

   As of December 31, 2001 we had net operating loss carryforwards of approximately $21.4 million and research and development credit carryforwards of approximately $2.9 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

   We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for the foreseeable future. However, if during that time market conditions worsen, or if other unforeseen events such as those of September 11, 2001 should occur, we would likely deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

   The foregoing statement is forward-looking and involves risks and uncertainties, many of which are outside our control. Our actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Cautionary Statements" in this Form 10-K for the fiscal year ended December 31, 2001 as well as future events that have the effect of reducing our available cash balances, such as unanticipated operating losses or capital expenditures, cash expenditures related to possible future acquisitions, or investment in new products or services. We may be presented from time to time with acquisition opportunities that require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that any such financing will be available at all or on terms favorable to us.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS

No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 discontinues amortization of goodwill and other intangible assets unless they have finite useful lives, and, instead, establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Insightful will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. However, the transition provisions of SFAS 142 provide that goodwill originating in business combinations subsequent to June 30, 2001 cannot be amortized. As such, the accompanying 2001 consolidated financial statements do not provide for amortization of goodwill (with a December 31, 2001 balance of $1,811,816) originating in business combinations completed during the second half of 2001. In addition, beginning in 2002, we will no longer amortize goodwill that originated prior to June 30, 2001 with a remaining net book value at December 31, 2001 of $125,308. Amortization expense relating to goodwill was $68,405, $69,808, and $57,243, in 2001, 2000, and 1999 respectively. Also beginning in 2002 we will test goodwill for impairment using the two-step approach prescribed by SFAS 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of change in accounting principles in the first quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

   SFAS No. 143, "Accounting for Asset Retirement Obligations," was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of this standard are not expected to have a significant effect on Insightful's financial position or operating results.

   SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale may be a significant distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on our financial position or operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We operate in the United Kingdom, Germany, France and Switzerland and incur expenses denominated in those local currencies. However, we do not believe that these operating expenses will harm our results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company's investments are in short-term instruments. Based on the short term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure.

   Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Item 14 and the Index therein for a listing of the financial statements and supplementary data as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On September 6, 2001, we elected to change our independent accountant from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP has served as our independent accountant since our inception in 1984. The reports of Arthur Andersen LLP on our consolidated financial statements as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion and neither report was qualified or modified as to uncertain, audit scope, or accounting principles. The decision to change our independent accountant was recommended by our Audit Committee and approved by our Board of Directors. During 1999 and 2000, and through September 6, 2001, we have not had any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter in connection with its reports on our financial statements. During 1999 and 2000 and through September 6, 2001, we have not had any reportable events listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

   On September 6, 2001, our Board of Directors, upon the recommendation of our Audit Committee, approved the engagement of Ernst & Young LLP as our independent accountant to audit our financial statements for the year ended December 31, 2001. During 1999 and 2000 and through September 6, 2001, we have not consulted with Ernst & Young LLP regarding (A) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements or (B) any matter that was either the subject of a disagreement or a reportable event.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

   Information with respect to this item may be found under the caption "Occupations of Directors and Executive Officers" appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   Information with respect to this item may be found under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information with respect to this item may be found under the caption "Management and Principal Holders of Voting Securities" appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001. Such information is incorporated here by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)  The following documents are filed as a part of this report:

      1.  Financial Statements.   The following consolidated financial
   statements of Insightful Corporation and Independent Auditors Report are filed as part of this report.

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements

      2.  Exhibits.

Exhibit
Number                                               Description
------                                               -----------
  2.1   Share Purchase Agreement dated as of September 12, 2001, by and among Insightful Corporation and the shareholders of Predict AG (including Addendum No. 1 and Addendum No. 2) (previously filed as Exhibit 2.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(d)

  2.1   Assignment, Bill of Sale and Assumption Agreement by and between MathSoft, Inc. and MathSoft
        Engineering & Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.1 to
        Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)

  2.2   Intellectual Property Agreement by and between MathSoft, Inc. and MathSoft Engineering &
        Education, Inc., dated as of January 23, 2001(previously filed as Exhibit 2.2 to Insightful's Current
        Report on Form 8-K and incorporated by reference herein)(b)

  2.3   Stock Purchase Agreement dated as of January 23, 2001 by and among MathSoft, Inc., MathSoft
        Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (previously filed as
        Exhibit 2.3 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)

  2.4   Axum Software License Agreement by and between MathSoft, Inc. and MathSoft Engineering &
        Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.4 to Insightful's Current
        Report on Form 8-K and incorporated by reference herein).(b)

  2.5   Right of First Offer of Exclusive Commercial License by and between MathSoft, Inc. and MathSoft
        Engineering & Education, Inc. (previously filed as Exhibit 2.5 to Insightful's Current Report on
        Form 8-K and incorporated by reference herein).(b)

  2.6   Non-Competition Agreement by and between MathSoft, Inc. and MathSoft Corporate Holdings, Inc.
        dated as of January 23, 2001(previously filed as Exhibit 2.6 to Insightful's Current Report on
        Form 8-K and incorporated by reference herein).(b)

  2.7   Transitional Services Agreement by and among MathSoft, Inc., MathSoft Engineering & Education,
        Inc. and MathSoft Corporate Holdings, Inc. dated as of January 23, 2001 (previously filed as
        Exhibit 2.7 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)

  2.8   Trademark License Agreement by and between MathSoft, Inc. and MathSoft Engineering &
        Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.8 to Insightful's Current
        Report on Form 8-K and incorporated by reference herein).(b)

  3.1   Amended and Restated Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).(e)

Exhibit
Number                                              Description
------                                              -----------
 3.2    Amended and Restated Bylaws of the Registrant (filed as exhibit 3.2 to the Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).(e)

 4.1    2001 Stock Option and Incentive Plan (previously filed as Exhibit 4.1 to Insightful's Registration
        Statement on Form S-8 and incorporated by reference herein).(c)

 4.2    Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan
        (previously filed as Exhibit 4.2 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)

 4.3    Form of Non-Qualified Stock Option Agreement under 2001 Stock Option and Incentive Plan
        (previously filed as Exhibit 4.3 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)

 4.4    2001 Employee Stock Purchase Plan (previously filed as Exhibit 4.4 to Insightful's Registration
        Statement on Form S-8 and incorporated by reference herein).(c)

 4.5    2001 Employee Stock Purchase Plan Enrollment/Authorization Form (previously filed as Exhibit 4.5 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)

 4.6    2001 Non-Employee Director Stock Option Plan (previously filed as Exhibit 4.6 to Insightful's
        Registration Statement on Form S-8 and incorporated by reference herein).(c)

 4.7    Form of Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan
        (previously filed as Exhibit 4.7 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)

10.1    Pledge Agreement dated as of September 12, 2001, by and between Insightful Corporation and
        Patrick Schunemann (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K
        and incorporated by reference herein).(d)

10.1    Severance Agreement and General Release Effective as of February 5, 2001 by and between
        MathSoft and Charles J. Digate (previously filed as Exhibit 10.1 to Insightful's Current Report on
        Form 8-K and incorporated by reference herein).(b)

10.2    Letter Agreement with Charles J. Digate dated January 29, 2001 (previously filed as Exhibit 10.2 to
        Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)

21.1    Subsidiaries of the Registrant.(a)

23.1    Consent of Ernst & Young LLP, Independent Auditors(a)

23.2    Consent of Arthur Andersen LLP(a)

--------
(a) Filed Herewith.
(b) SEC file number 0-20992, filed on February 7, 2001.
(c) SEC file number 333-64724, filed on July 6, 2001.
(d) SEC file number 0-20992, filed on October 10, 2001.
(e) SEC file number 0-20992, filed on November 14, 2001.

   (b)  Reports on Form 8-K.

   On October 10, 2001, we filed a Current Report on Form 8-K dated September 25, 2001 reporting the Acquisition of Predict AG, a corporation formed under the laws of Switzerland.

   On December 7, 2001, we filed a Current Report on Form 8-K/A dated September 25, 2001 providing the financial statements of Predict AG required by Item 7(a) of Form 8-K and the Proforma financial information required by Item 7(b) of Form 8-K, which was excluded from the original filing in reliance upon Item 7(a)(4) of Form 8-K.

   On December 3, 2001, we filed a Current Report on form 8-K dated November 30, 2001 reporting the reduction of the North American workforce.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2002

                                               INSIGHTFUL CORPORATION

                                               By:      /s/  SHAWN F. JAVID
                                                   -----------------------------
                                                          Shawn F. Javid
                                                   Chairman, President and Chief
                                                         Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

    /s/   SHAWN F. JAVID       Chairman, President and Chief   March 4, 2002
------------------------------   Executive Officer
         Shawn F. Javid

   /S/  SARWAT H. RAMADAN      Vice President Finance and      March 4, 2002
------------------------------   Administration, Chief
      Sarwat H. Ramadan          Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial and
                                 Accounting Officer)

   /s/   ARTHUR H. REIDEL      Director                        March 4, 2002
------------------------------
        Arthur H. Reidel

   /s/   CHARLES J. DIGATE     Director                        March 4, 2002
------------------------------
        Charles J. Digate

/s/   CHRISTOPHER S. COVINGTON Director                        March 4, 2002
------------------------------
    Christopher S. Covington

     /s/   MARK C. OZUR        Director                        March 4, 2002
------------------------------
           Mark C. Ozur

  /s/   SAMUEL R. MESHBERG     Director                        March 4, 2002
------------------------------
        Samuel R. Meshberg

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

             Financial Statements as of December 31, 2001 and 2000
                        Together with Auditors' Report

Index                                                                                          Page
-----                                                                                          ----

Report of Ernst & Young LLP, Independent Auditors............................................. F-2

Report of Independent Public Accountants...................................................... F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................. F-4

Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999.... F-5

Consolidated Statements of Stockholders' Equity............................................... F-6

Consolidated Statements of Cash Flows......................................................... F-7

Notes to Consolidated Financial Statements.................................................... F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
Insightful Corporation:

   We have audited the accompanying consolidated balance sheet of Insightful Corporation as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Insightful's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation as of December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST AND YOUNG LLP

Seattle, Washington
January 29, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Insightful Corporation:

   We have audited the accompanying consolidated balance sheet of Insightful Corporation and subsidiaries (formerly Mathsoft, Inc.) as of December 31, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Insightful's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insightful Corporation and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 23, 2001

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                 --------------------------
                                                                                     2001          2000
                                                                                 ------------  ------------
                                    ASSETS
                                    ------
Current Assets:
   Cash and cash equivalents.................................................... $  6,277,869  $  3,745,112
   Accounts receivable, less reserves of $268,140 and $381,750 at December 31,
     2001 and 2000, respectively................................................    3,688,022     3,018,860
   Other receivables............................................................    1,003,412       959,650
   Inventories..................................................................       70,406        70,380
   Prepaid expenses.............................................................      252,962       126,993
                                                                                 ------------  ------------
       Total current assets.....................................................   11,292,671     7,920,995
Property and Equipment, net.....................................................    2,052,374     1,092,708
Net Assets of Discontinued Operations...........................................           --     1,290,570
Goodwill, net of accumulated amortization of $252,630 and $192,358 at December
  31, 2001 and 2000, respectively...............................................    1,874,124       147,099
Other Intangibles, net of accumulated amortization of $46,341 and $0 at
  December 31, 2001 and 2000, respectively......................................      374,172         1,341
Other Assets....................................................................      101,495        53,248
                                                                                 ------------  ------------
                                                                                 $ 15,694,836  $ 10,505,961
                                                                                 ============  ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
   Current portion of capital lease obligations and equipment financings........ $     44,163  $    149,911
   Accounts payable.............................................................    1,374,665     1,179,711
   Accrued payroll and payroll-related items....................................      976,702       690,100
   Accrued expenses and other current liabilities...............................    2,044,398     1,530,313
   Deferred revenue.............................................................    3,818,258     3,042,461
                                                                                 ------------  ------------
       Total current liabilities................................................    8,258,186     6,592,496
Capital Lease Obligations and Equipment Financings, less current portion........           --        38,798
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value--
  Authorized--1,000,000 shares
  Issued and outstanding--none..................................................           --            --
  Common stock, $0.01 par value--
   Authorized--20,000,000 shares
   Issued and outstanding--11,326,441 and 10,695,895, shares at December 31,
     2001 and 2000, respectively................................................      113,264       106,959
  Additional paid-in capital....................................................   33,866,997    32,524,604
  Deferred stock-based compensation.............................................     (382,145)           --
  Accumulated deficit...........................................................  (25,799,723)  (28,213,510)
  Subscription receivable from director.........................................     (380,843)     (550,000)
  Cumulative translation adjustment.............................................       19,100         6,614
                                                                                 ------------  ------------
       Total stockholders' equity...............................................    7,436,650     3,874,667
                                                                                 ------------  ------------
                                                                                 $ 15,694,836  $ 10,505,961
                                                                                 ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                                       -------------------------------------
                                                                          2001         2000         1999
                                                                       -----------  -----------  -----------
Revenues:
   Software related:
       Software licenses.............................................. $ 6,752,934  $ 6,811,427  $ 6,505,452
       Software maintenance...........................................   5,139,516    4,316,197    3,714,735
                                                                       -----------  -----------  -----------
          Total software related revenue..............................  11,892,450   11,127,624   10,220,187
   Professional services and other....................................   5,533,948    4,118,854    1,991,662
                                                                       -----------  -----------  -----------
          Total revenues..............................................  17,426,398   15,246,478   12,211,849
                                                                       -----------  -----------  -----------
Cost of Revenues:
   Software related...................................................   1,692,610    1,631,230    1,547,189
   Professional services and other....................................   4,490,391    2,876,035    1,729,319
                                                                       -----------  -----------  -----------
          Total cost of revenues......................................   6,183,001    4,507,265    3,276,508
                                                                       -----------  -----------  -----------
          Gross profit................................................  11,243,397   10,739,213    8,935,341
                                                                       -----------  -----------  -----------
Operating Expenses:
   Sales and marketing................................................   5,730,768    4,791,295    3,975,597
   Research and development...........................................   7,567,322    6,988,239    6,236,116
   Less--Funded research..............................................  (4,827,205)  (4,678,059)  (4,567,094)
                                                                       -----------  -----------  -----------
          Research and development, net...............................   2,740,117    2,310,180    1,669,022
   General and administrative.........................................   3,062,645    2,401,700    2,387,989
   Amortization of goodwill and other intangibles.....................     107,149       69,808       57,243
   Amortization of stock-based compensation...........................      44,435           --           --
   Restructuring-related charges......................................     454,812           --           --
                                                                       -----------  -----------  -----------
          Total operating expenses....................................  12,139,926    9,572,983    8,089,851
                                                                       -----------  -----------  -----------
          Income (loss) from continuing operations....................    (896,529)   1,166,230      845,490
Interest and Other Income.............................................     341,045      237,655      176,751
Interest Expense......................................................      26,887       30,116       32,569
                                                                       -----------  -----------  -----------
   Income (loss) before income taxes..................................    (582,371)   1,373,769      989,672
Income tax expense....................................................     115,341       67,216      114,270
                                                                       -----------  -----------  -----------
   Income (loss) from continuing operations...........................    (697,712)   1,306,553      875,402
Discontinued Operations:..............................................
   Income (loss) from discontinued operations, net of tax.............    (737,411)  (7,306,144)     578,076
   Gain on disposal of discontinued operations, net of tax............   3,848,910           --           --
                                                                       -----------  -----------  -----------
          Net income (loss)........................................... $ 2,413,787  $(5,999,591) $ 1,453,478
                                                                       ===========  ===========  ===========
Basic Income (Loss) per Share--Continuing Operations.................. $     (0.06) $      0.12  $      0.09
                                                                       ===========  ===========  ===========
Diluted Income (Loss) per Share--Continuing Operations................ $     (0.06) $      0.12  $      0.08
                                                                       ===========  ===========  ===========
Basic Income (Loss) per Share--Discontinued Operations................ $      0.29  $     (0.70) $      0.06
                                                                       ===========  ===========  ===========
Diluted Income (Loss) per Share--Discontinued Operations.............. $      0.29  $     (0.66) $      0.06
                                                                       ===========  ===========  ===========
Basic Net Income (Loss) per Share..................................... $      0.22  $     (0.57) $      0.15
                                                                       ===========  ===========  ===========
Diluted Net Income (Loss) per Share................................... $      0.22  $     (0.54) $      0.14
                                                                       ===========  ===========  ===========
Weighted Average Number of Common Shares Outstanding..................  10,857,622   10,458,208    9,769,772
                                                                       ===========  ===========  ===========
Weighted Average Number Common Shares Outstanding Assuming Dilution...  10,857,622   11,027,860   10,493,724
                                                                       ===========  ===========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                                  Number of  $0.01 Par  Paid-In    Stock-Based  Accumulated   Subscription Translation
                                   Shares      Value    Capital    Compensation   Deficit      Receivable  Adjustment
                                  ---------- --------- ----------- ------------ ------------  ------------ -----------
Balance, January 1, 1999.........  9,324,407 $ 93,244  $29,706,364  $      --   $(23,667,397)  $      --    $(81,704)
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................    607,583    6,076    1,128,323         --             --          --          --
   Net income....................         --       --           --         --      1,453,478          --          --
   Translation adjustment........         --       --           --         --             --          --      (4,186)

   Comprehensive income..........         --       --           --         --             --          --          --
                                  ---------- --------  -----------  ---------   ------------   ---------    --------
Balance, December 31, 1999.......  9,931,990   99,320   30,834,687         --    (22,213,919)         --     (85,890)
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................    763,905    7,639    1,689,917         --                   (550,000)         --
   Net loss......................         --       --           --         --     (5,999,591)         --          --
   Translation adjustment........         --       --           --         --             --          --      92,504

   Comprehensive loss............         --       --           --         --             --          --          --
                                  ---------- --------  -----------  ---------   ------------   ---------    --------
Balance, December 31, 2000....... 10,695,895  106,959   32,524,604         --    (28,213,510)   (550,000)      6,614
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................    296,016    2,960      513,923         --             --          --          --
   Collection of subscription
     receivable..................         --       --           --         --             --     169,157          --
   Issuance of common stock in
     connection with Predict
     acquisition and deferred
     stock-based compensation....    300,000    3,000      688,714   (426,580)            --          --          --
   Issuance of common stock and
     warrants in connection with
     Waratah acquisition.........     34,530      345      139,756                        --          --          --
   Amortization of stock-based
     compensation................         --       --           --     44,435             --          --          --
   Net income....................         --       --           --         --      2,413,787          --          --
   Translation adjustment........         --       --           --         --             --          --      12,486

   Comprehensive loss............         --       --           --         --             --          --          --
                                  ---------- --------  -----------  ---------   ------------   ---------    --------
Balance, December 31, 2001....... 11,326,441 $113,264  $33,866,997  $(382,145)  $(25,799,723)  $(380,843)   $ 19,100
                                  ========== ========  ===========  =========   ============   =========    ========

                                  Stockholders' Comprehensive
                                     Equity     Income (Loss)
                                  ------------- -------------
Balance, January 1, 1999.........  $ 6,050,507   $        --
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................    1,134,399            --
   Net income....................    1,453,478     1,453,478
   Translation adjustment........       (4,186)       (4,186)
                                                 -----------
   Comprehensive income..........           --   $ 1,449,292
                                   -----------   ===========
Balance, December 31, 1999.......    8,634,198            --
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................    1,147,556            --
   Net loss......................   (5,999,591)   (5,999,591)
   Translation adjustment........       92,504        92,504
                                                 -----------
   Comprehensive loss............           --   $(5,907,087)
                                   -----------   ===========
Balance, December 31, 2000.......    3,874,667            --
   Exercise of stock options and
     Employee Stock Purchase
     Plan........................      516,883            --
   Collection of subscription
     receivable..................      169,157            --
   Issuance of common stock in
     connection with Predict
     acquisition and deferred
     stock-based compensation....      265,134            --
   Issuance of common stock and
     warrants in connection with
     Waratah acquisition.........      140,101            --
   Amortization of stock-based
     compensation................       44,435
   Net income....................    2,413,787     2,413,787
   Translation adjustment........       12,486        12,486
                                                 -----------
   Comprehensive loss............           --   $ 2,426,273
                                   -----------   ===========
Balance, December 31, 2001.......  $ 7,436,650
                                   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    2001         2000         1999
                                                                                 -----------  -----------  ----------
Operating Activities:
  Net income (loss)............................................................. $ 2,413,787  $(5,999,591) $1,453,478
  Less--Income (loss) from discontinued operations..............................   3,111,499   (7,306,144)    578,076
                                                                                 -----------  -----------  ----------
       Income (loss) from continuing operations.................................    (697,712)   1,306,553     875,402
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities--
   Depreciation and amortization................................................     798,179      324,914     622,353
   Currency translation adjustment..............................................      12,486      136,504      20,733
   Changes in current assets and liabilities:
     Accounts and other receivables.............................................    (540,259)    (724,890)   (515,953)
     Inventories................................................................         (26)       7,526       2,431
     Prepaid expenses...........................................................     (71,687)      13,879     (40,540)
     Accounts payable...........................................................     115,301      627,550     (65,793)
     Accrued expenses, payroll and other current liabilities....................    (169,491)     356,041     206,597
     Deferred revenue...........................................................     763,313      509,491     646,436
                                                                                 -----------  -----------  ----------
       Net cash provided by continuing operating activities.....................     210,104    2,557,568   1,751,666
                                                                                 -----------  -----------  ----------
Investing Activities:
  Purchases of property and equipment...........................................  (1,400,381)    (635,072)   (129,551)
  Decrease (increase) in other assets...........................................     (48,247)      10,605     (99,214)
  Capitalized patent costs......................................................    (110,568)          --          --
  Acquisitions, net of cash acquired............................................  (1,743,520)
                                                                                 -----------  -----------  ----------
       Net cash used in investing activities....................................  (3,302,716)    (624,467)   (228,765)
                                                                                 -----------  -----------  ----------
Financing Activities:
  Payments on capital lease obligations and equipment financings................    (144,546)    (306,764)   (333,608)
  Cash received on subscription receivable from director........................     169,157           --          --
  Proceeds from exercise of stock options, and employee stock purchase plan.....     516,883    1,147,556   1,134,399
                                                                                 -----------  -----------  ----------
       Net cash provided by financing activities................................     541,494      840,792     800,791
                                                                                 -----------  -----------  ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents....................          --      (44,000)    (24,919)
                                                                                 -----------  -----------  ----------
Net cash (used in) provided by continuing operations............................  (2,551,118)   2,729,893   2,298,773
Net cash provided by (used in) discontinued operations..........................   5,083,875   (6,197,816)   (792,395)
                                                                                 -----------  -----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents............................   2,532,757   (3,467,923)  1,506,378
Cash and Cash Equivalents, beginning of year....................................   3,745,112    7,213,035   5,706,657
                                                                                 -----------  -----------  ----------
Cash and Cash Equivalents, end of year.......................................... $ 6,277,869  $ 3,745,112  $7,213,035
                                                                                 ===========  ===========  ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for--
   Interest..................................................................... $    11,844  $    28,192  $   32,569
                                                                                 ===========  ===========  ==========
   Income taxes................................................................. $    65,341  $    67,216  $   80,505
                                                                                 ===========  ===========  ==========
Supplemental Disclosure of Noncash Investing and Financing Activities:
   Issuance of common stock and warrants in connection with acquisitions and
     deferred stock-based compensation.......................................... $   831,815  $        --  $       --
                                                                                 ===========  ===========  ==========
   Capital leases............................................................... $        --  $   167,788  $  266,255
                                                                                 ===========  ===========  ==========
   Issuance of common stock in exchange for subscription receivable............. $        --  $   550,000  $       --
                                                                                 ===========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

(1)  DESCRIPTION OF BUSINESS

  CONTINUING OPERATIONS

   Insightful Corporation and subsidiaries ("Insightful") provide enterprises with scalable data analysis solutions that drive faster, more profitable decisions by revealing patterns, trends and relationships. Insightful is a supplier of software and services for statistics, data mining, business analytics and information retrieval which expedite accurate decision-making and improve business performance.

   Insightful's products, including S-PLUS(R), StatServer(R) and S-PLUS Analytic Server(TM), play a key role in data warehousing and business intelligence initiatives by delivering analytical tools and graphical reports that convert data into insight. Insightful also provides consulting, application development outsourcing, data integration and training focused on data analysis and predictive modeling. Insightful has been delivering data analysis solutions for over a decade to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, plus many government and research institutions.

   Headquartered in Seattle, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom.

  DISCONTINUED OPERATIONS

   On June 1, 1999, Insightful incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC began web-based operations in February 2000, and was originated as an Internet company which provided information and assistance to a broad consumer market focused on funding the costs of education. During the third quarter of 2000, Insightful discontinued operations of FSC.

   In October 2000, Insightful signed a letter of intent to sell the operations of its Engineering and Education Products Division (EEPD). Consistent with this letter of intent, the assets of EEPD were transferred to a newly created wholly owned subsidiary and then sold to a third party for cash proceeds of $7,000,000 on January 23, 2001. The sale of EEPD resulted in a gain of $3,848,910, net of income taxes of $140,000, after taking into account certain liabilities arising from the transaction including severance and transaction costs. Such liabilities included $360,000 related to a contingency resulting from the disposition. The contingency is expected to be resolved no later than December 31, 2002.

   The results of FSC and EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

   Components of income (loss) from discontinued operations are as follows:

                                                         Years Ended December 31,
                                                  -------------------------------------
                                                    2001         2000          1999
                                                  ---------  ------------  ------------
Revenues......................................... $  74,000  $ 16,276,000  $ 16,391,000
Costs and Expenses...............................  (811,000)  (23,582,000)  (15,813,000)
                                                  ---------  ------------  ------------
Income (Loss) from Discontinued Operations....... $(737,000) $ (7,306,000) $    578,000
                                                  =========  ============  ============

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   Net assets from discontinued operations as of December 31, 2000 are shown below. No net assets of discontinued operations remain at December 31, 2001.

                                                      December 31,
                                                          2000
                                                      ------------
              Net Assets Transferred:
                 Cash and cash equivalents........... $        --
                 Accounts receivable, net............   3,666,998
                 Net property and equipment..........     529,273
                 Other assets........................     501,826
                 Accounts payable....................  (1,650,590)
                 Other current liabilities...........  (1,695,508)
                 Long-term liabilities...............     (61,429)
                                                      -----------
                                                      $ 1,290,570
                                                      ===========

(2)  SIGNIFICANT ACCOUNTING POLICIES

  (a)  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the consolidated financial statements and notes.

  (b)  Revenue Recognition

   Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software, collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. Insightful has established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale.

   Insightful offers maintenance contracts and training on certain of its products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell through method.

   If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

   Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

  (c)  Cash Equivalents

   Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with maturities of less than three months at the time of purchase. Cash equivalents consisted primarily of investments in commercial paper.

  (d)  Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist entirely of raw materials.

  (e)  Property and Equipment

   Property and equipment is stated at cost less accumulated depreciation and amortization. Insightful provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

         Asset Classification                         Useful Lives
         --------------------                         ------------
         Computer equipment and software........                3 years
         Furniture and fixtures.................                5 years
         Leasehold improvements................. Shorter of useful life or lease term

   Property and equipment under capital leases are amortized over the shorter of the estimated useful life of three to five years or the term of the lease.

  (f)  Research and Development

   Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2001, 2000 and 1999, Insightful expensed all research and development costs, as those costs incurred from technological feasibility (defined as a working model) to general release were not material.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


  (g)  Funded Research

   Funded research amounts represent funding received primarily from U.S. federal government agencies for work performed by Insightful's research and development department under cost-sharing arrangements. These amounts are recognized as the work is performed and are recorded as an offset against Insightful's total research and development costs. Receivables resulting from this activity are included in other receivables on the accompanying consolidated balance sheets.

  (h)  Earnings per Share

   Basic net income (loss) loss per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued subject to restrictions are excluded from the calculation. Diluted net income
(loss) per share reflects the dilutive effect of common stock equivalents, (including stock options and warrants) unless their effect on earnings per share from continuing operations is anti-dilutive.

   A reconciliation of basic and diluted shares outstanding is as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
Weighted average common shares outstanding.... 10,857,622 10,458,208  9,769,772
Effect of dilutive stock options..............         --    569,652    723,952
                                               ---------- ---------- ----------
Weighted average common shares outstanding
  assuming dilution........................... 10,857,622 11,027,860 10,493,724
                                               ========== ========== ==========

   The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                                                            Years Ended December 31,
                                                           ---------------------------
                                                             2001      2000     1999
                                                           --------- --------- -------
Weighted average antidilutive stock options and warrant... 1,428,913 1,659,804 349,116
                                                           ========= ========= =======

  (i)  Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of Insightful's foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction gains and losses are recognized currently in the statements of operations included in general and administrative expense. Aggregate transaction gains were approximately $5,000 for the year ended December 31, 2001. Aggregate transaction losses were approximately $109,000 and $9,000 for the years ended December 31, 2000 and 1999, respectively.

  (j)  Goodwill and Intangibles

   Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting. Other intangibles consist primarily of

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001

amounts allocated to non-compete agreements and customer relationships as a result of business acquisitions and capitalized legal patent fees. Goodwill and other intangibles are presented net of related accumulated amortization and are being amortized over lives ranging from two to five years. Goodwill recorded as a result of acquisitions subsequent to June 30, 2001, is accounted for under a non-amortization approach and are evaluated periodically for impairment.

   Insightful assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Insightful records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon services, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Based on its most recent analysis, Insightful believes that no material impairment of intangible assets exists as of December 31, 2001.

  (k)  Advertising Costs

   Insightful expenses advertising costs as incurred. Total advertising expenses were $32,953, $150,284, and $154,221 for the years ended December 2001, 2000, and 1999, respectively.

  (l)  Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Insightful's financial instruments that subject Insightful to credit risk consist primarily of cash and cash equivalents and accounts receivable. Insightful maintains the majority of its cash balances with one financial institution. Insightful has not experienced significant losses related to accounts receivable from any individual customers or groups of customers in any specific industry or geographic area.

   Insightful's customer base is dispersed across many different geographic areas throughout North America and Europe and consists of companies in a variety of industries. Insightful assesses each customer's financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness. Insightful does not require collateral or other security to support credit sales.

   During the years ended December 31, 2001, 2000 and 1999, Insightful did not have any one customer that accounted for greater than 10% of net revenues. As of December 31, 2001, 2000 and 1999, Insightful did not have any one customer that accounted for 10% of accounts receivable.

  (m)  Use of Estimates

   The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The company has used estimates in determining certain provisions, including receivable reserves, useful lives for property and equipment, useful lives of intangibles, and tax liabilities.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


  (n)  Financial Instruments

   At December 31, 2001, Insightful had the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued payroll and related accrued expenses, equipment financing and capital leases. The carrying value of cash and cash equivalents, receivables and payables approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing and capital lease obligations approximates fair value based on the market interest rates available to Insightful for debt of similar risk and maturities.

  (o)  Derivatives

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for Insightful beginning in 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As Insightful does not currently engage in derivatives or hedging transactions, there was no impact to Insightful's results of operations, financial position or cash flows with the adoption of SFAS No. 133.

  (p)  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 discontinues amortization of goodwill and other intangible assets unless they have finite useful lives, and, instead, establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Insightful will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. However, the transition provisions of SFAS No. 142 provide that goodwill originating in business combinations subsequent to June 30, 2001 cannot be amortized. As such, the accompanying 2001 consolidated financial statements do not provide for amortization of goodwill (with a December 31, 2001 balance of $1,811,816) originating in business combinations completed during the second half of 2001 (note 10). In addition, beginning in 2002, Insightful will no longer amortize goodwill that originated prior to June 30, 2001 with a remaining net book value at December 31, 2001 of $125,308. Amortization expense relating to goodwill was $68,405, $69,808, and $57,243, in 2001, 2000, and 1999 respectively. Also beginning in 2002 Insightful will test goodwill for impairment using the two-step approach prescribed by SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Insightful expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of change in accounting principles in the first quarter of 2002. Insightful has not yet determined what the effect of these tests will be on its earnings and consolidated financial position.

   SFAS No. 143, Accounting for Asset Retirement Obligations, was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001

financial statements issued for fiscal years beginning after June 15, 2002. The provisions of this standard are not expected to have a significant effect on Insightful's financial position or operating results.

   SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale may be a significant distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on Insightful's financial position or operating results.

  (q)  Segment Information

   SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Insightful currently operates in a single business segment related to data analysis software and services. See Note 11 for geographic data.

  (r)  Income Taxes

   Insightful accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce tax assets to the amounts expected to be realized.

  (s)  Stock-Based Compensation

   Insightful has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact applying the fair value method of SFAS No. 123. Insightful recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

   Deferred stock-based compensation consists of amounts related to common stock issued in acquisitions, which are subject to cancellation related to employee termination.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


  (t)  Other Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss), which the Company currently reports, are foreign translation adjustments.

  (u)  Reclassification of Amounts

   Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  BUSINESS RESTRUCTURING

   In November 2001, Insightful implemented a workforce reduction of 24 employees, which represented 13% of Insightful's employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $455,000, related to employee severance and termination benefits. As of December 31, 2001, $366,276 of the severance and termination benefits were paid and $88,724 remained accrued on that date. All termination benefits will be paid by March 31, 2002.

(4)  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                          December 31,
                                                      ---------------------
                                                         2001       2000
                                                      ---------- ----------
    Computer equipment and software.................. $3,898,594 $2,639,896
    Furniture and fixtures...........................    420,118    391,486
    Property and equipment under capital lease.......    478,166    478,165
    Leasehold improvements...........................    207,920     90,161
                                                      ---------- ----------
                                                       5,004,798  3,599,708
    Less--Accumulated depreciation and amortization..  2,952,424  2,507,000
                                                      ---------- ----------
                                                      $2,052,374 $1,092,708
                                                      ========== ==========

   Depreciation expense on fixed assets was $632,998, $255,106, and $565,110 for the years ended December 2001, 2000, and 1999, respectively.

(5)  INCOME TAXES

    Income (loss) before taxes consisted of the following:

                                    Years Ended December 31,
                                --------------------------------
                                  2001        2000       1999
                                ---------  ---------- ----------
               United States... $   8,600  $1,030,000 $1,135,000
               Foreign.........  (591,000)    344,000   (145,000)
                                ---------  ---------- ----------
                  Total........ $(582,400) $1,374,000 $  990,000
                                =========  ========== ==========

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The provisions for income taxes consist of the following:

                                                       Years Ended December 31,
                                                  ---------------------------------
                                                    2001        2000        1999
                                                  ---------  -----------  ---------
Current tax expense--
   Federal....................................... $  50,000  $        --  $      --
   State.........................................   140,000           --         --
   Foreign.......................................    65,000       69,000    273,000
                                                  ---------  -----------  ---------
                                                    255,000       69,000    273,000
Deferred tax (benefit)--
   Federal.......................................  (818,000)  (2,829,000)   (70,000)
   State.........................................        --     (499,000)   (12,000)
                                                  ---------  -----------  ---------
                                                   (818,000)  (3,328,000)   (82,000)
Increase in valuation reserve....................   818,000    3,328,000     82,000
                                                  ---------  -----------  ---------
Amounts attributable to discontinued operations..  (140,000)      (2,000)  (159,000)
                                                  ---------  -----------  ---------
       Total..................................... $ 115,000  $    67,000  $ 114,000
                                                  =========  ===========  =========

   A reconciliation of the federal statutory rate to Insightful's effective tax rate is as follows:

                                                     Years Ended December 31,
                                                     -----------------------
                                                      2001     2000    1999
                                                     -----    -----    -----
   Income tax provision at federal statutory rate...  (34.0)%   34.0 %  34.0%
   Increase (decrease) in tax resulting from--
      State tax provision, net......................     --      6.0     6.0
      Foreign tax provision.........................   11.2      0.5    11.5
      Other permanent items.........................    3.8      1.0     1.0
      Alternative Minimum Tax.......................    8.6       --      --
      Operating losses, not benefited...............  (30.2)   (42.0)  (41.0)
                                                     -----    -----    -----
                                                       19.8%    (0.5)%  11.5%
                                                     =====    =====    =====

   At December 31, 2001, Insightful has available net operating loss carryforwards of approximately $21,361,000 and tax credit carryforwards of approximately $2,884,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2021. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

   To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders' equity.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The significant components of the deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
 Net operating loss carryforward.................. $  7,263,000  $  7,102,000
 Research and development credit carryforwards....    2,884,000     1,696,000
 Temporary differences............................    1,553,000     2,084,000
                                                   ------------  ------------
                                                     11,700,000    10,882,000
 Valuation allowance..............................  (11,700,000)  (10,882,000)
                                                   ------------  ------------
    Net deferred tax asset........................ $         --  $         --
                                                   ============  ============

   Temporary tax differences consist of depreciation differences between tax and book, timing differences for various reserves, accrued liabilities, and start-up and organization costs.

   Due to the uncertainty surrounding the realization of its deferred tax assets, Insightful has recorded a full valuation allowance against its deferred tax assets. The valuation allowance increased by $818,000 and $3,328,000 during 2001 and 2000, respectively.

(6)  EQUIPMENT FINANCING

   During 2000, Insightful entered into several financing arrangements for the purchase of equipment totaling $167,788, all of which are secured by the equipment purchased. All of the financings were payable in 24 equal monthly payments of principal plus interest ranging from 10.9% to 11.3%.

   As of December 31, 2001, total minimum lease payments under these financing arrangements are $44,163, net of interest of $1,886, all of which is due in 2002.

(7)  COMMITMENTS

   Insightful has noncancellable operating leases for its various facilities and certain office and other equipment. Insightful is also a worldwide licensee of the "S" programming language from Lucent Technologies Inc through February 18, 2007. Under the license, we have the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties, which are included in the cost of software licenses.

   The future minimum commitments under Insightful's noncancellable operating lease arrangements, exclusive of operating costs are as follows:

                      Year ending December 31,
                      ------------------------
                              2002............ $  830,436
                              2003............    835,574
                              2004............    897,178
                              2005............     70,432
                              2006............     32,755
                             Thereafter.......     47,623
                                               ----------
                                               $2,713,998
                                               ==========

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   Rental expense under Insightful's operating leases was approximately $861,000, $693,000 and $506,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

(8)  STOCKHOLDERS' EQUITY

  (a)  Stock Option Plans

   In February, 2002, the Company's stock option plan that was adopted in 1992 (the 1992 Plan) expired. Under this plan, the Board of Directors had the ability to grant incentive stock options (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. ISOs were granted at a price not less than fair market value at the date of grant. The options granted typically vested over a five-year period. On June 7, 2001 the stockholders approved the adoption of the 2001 Stock Option and Incentive Plan (the 2001
Plan), whereby the board of directors may grant ISOs, nonqualified stock options, awards of common stock and authorizations to make direct purchases of our stock to eligible employees and others, as defined. A total of 500,000 shares are authorized for issuance under the 2001 Plan. ISOs are granted at a price not less than fair market value at the date of grant. The options typically vest over a four-year period. At December 31, 2001 Insightful had, 268,138 and 197,750 options available for future grant under the 1992 and 2001 Plan, respectively.

   The Company also has a Non-employee Director Stock Option Plan (the 1992 Directors' Plan) pursuant to which directors who were not officers or employees of Insightful annually receive options to purchase shares of Insightful's common stock. This plan also expired in February, 2002. At December 31, 2001 Insightful had 229,583 options available for future grant under the 1992 Directors' Plan.

   On June 7, 2001 the stockholders approved the adoption of the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors' Plan) under which our non-employee directors receive annual grants to purchase shares of our common stock. This plan provides for up to 200,000 shares of our common stock to be reserved for the grant of non-qualified stock options to directors who are not our employees. All of our option grants under the 2001 Directors' Plan are made at or above fair market value at the time of grant. These options are exercisable upon grant. At December 31, 2001, Insightful had 200,000 options available for future grant under the 2001 Directors' Plan.

   Insightful has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful are granted nonqualified options to purchase stock. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At December 31, 2001, Insightful had 165,000 options available for future grant under the 1996 Non-Officer Plan.

   On January 16, 2002, the Board approved the registration of an additional 1,000,000 shares of the Company's stock in connection with an increase of shares authorized for issuance under the 2001 Plan, subject to approval by the Company's stockholders. On January 16, 2002, the Board approved an additional 800,000 shares of the Company's stock in connection with an increase of shares authorized for issuance under the 2001 Directors' Plan, subject to approval by the Company's stockholders.

   There were no option grants to nonemployees during the years ended December 31, 2001, 2000, and 1999.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The assumptions used to calculate the proforma effect of the application of SFAS 123 and the weighted weighted average information are as follows:

                                          Years Ended December 31,
                                  ----------------------------------------
                                      2001          2000          1999
                                  ------------  ------------  ------------
    Risk-free interest rates..... 2.17% - 5.07% 5.28% - 6.73% 5.10% - 6.33%
    Expected dividend yield......     None          None          None
    Expected lives...............    7 years       7 years       7 years
    Expected volatility..........      95%          101%          119%

The effect of applying SFAS No. 123 would be as follows:

                                                             Years Ended December 31,
                                                       -----------------------------------
                                                          2001        2000         1999
                                                       ---------- ------------  ----------
Net income (loss) as reported......................... $2,413,787 $ (5,999,591) $1,453,478
                                                       ========== ============  ==========
Pro forma net income (loss)........................... $1,135,826 $(10,007,726) $  (85,385)
                                                       ========== ============  ==========
Basic income (loss) per share as reported............. $     0.22 $      (0.57) $     0.15
                                                       ========== ============  ==========
Diluted net income (loss) per share as reported....... $     0.22 $      (0.54) $     0.14
                                                       ========== ============  ==========
Pro forma basic net income (loss) per share........... $     0.10 $      (0.96) $    (0.01)
                                                       ========== ============  ==========
Pro forma diluted net income (loss) per share......... $     0.10 $      (0.96) $    (0.01)
                                                       ========== ============  ==========

   Insightful's stock option activity for all plans is as follows:

                                                             Weighted
                                                             Average
                                                  Number of  Exercise
                                                   Shares     Price
                                                  ---------  --------
          Outstanding at January 1,1999.......... 3,248,506   $2.43
             Granted.............................   729,950    2.78
             Exercised...........................  (541,248)   1.83
             Canceled............................  (442,140)   2.82
                                                  ---------
          Outstanding at December 31, 1999....... 2,995,068    2.57
             Granted............................. 1,286,900    3.30
             Exercised...........................  (706,517)   2.17
             Canceled............................  (715,574)   3.31
                                                  ---------
          Outstanding at December 31, 2000....... 2,859,877    2.81
             Granted............................. 1,734,420    2.34
             Exercised...........................  (230,100)   1.80
             Canceled............................  (976,895)   2.94
                                                  ---------
          Outstanding at December 31, 2001....... 3,387,302   $2.61
                                                  =========   =====
          Exercisable at December 31, 2001....... 1,434,777   $2.85
                                                  =========   =====
          Exercisable at December 31, 2000....... 1,317,302   $2.79
                                                  =========   =====
          Exercisable at December 31, 1999....... 1,732,446   $2.44
                                                  =========   =====

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The weighted average grant-date per share fair value of options granted in 2001, 2000, and 1999 was $1.81, $2.99, and $2.52, respectively.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                          Weighted Average
   Range of                  Remaining     Weighted Average           Weighted Average
Exercise Prices  Shares   Contractual Life  Exercise Price   Shares    Exercise Price
--------------- --------- ---------------- ---------------- --------- ----------------
 $1.28 - 1.75     918,450    9.04 years         $1.71         106,650      $1.69
  1.84 - 2.38     893,375    6.50 years          2.23         449,932       2.21
  2.41 - 3.00     853,352    4.72 years          2.74         608,667       2.77
  3.13 - 5.50     722,125    7.19 years          4.05         269,528       4.57
                ---------                       -----       ---------      -----
  1.28 - 5.50   3,387,302    6.88 years         $2.61       1,434,777      $2.85
                =========                       =====       =========      =====

  (b)  Employee Stock Purchase Plan

   Insightful has an employee stock purchase plan (ESPP) pursuant to which Insightful has reserved and may issue up to 450,000 shares of common stock in semiannual offerings over a 10-year period. The ESPP allows eligible employees to purchase Insightful common stock at the lesser of 85% of fair value on certain prescribed dates as defined in the ESPP, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2001, 2000, and 1999, Insightful issued 65,916, 57,088, and 66,335 shares under the ESPP, respectively. As of December 31, 2001, 90,057 shares remain available for future purchase.

  (c)  Subscription Receivable from Director

   On June 20, 2000, Insightful loaned $550,000 on a full recourse basis to a director (and at that time CEO) for the exercise of common stock options. The note bears interest of 8% in the first two years, and at the prime rate in years thereafter (9.5% at December 31, 2000). The principal and any accrued but unpaid interest is payable on demand at any time after June 19, 2002, or earlier upon the occurrence of certain specific events. Insightful has recorded the note receivable as a reduction in stockholders equity in the financial statements. The balance due on the note was $380,843 and $550,000 at December 31, 2001 and 2000, respectively. The note was paid in full on January 16, 2002.

  (d)  Common Shares Reserved

   At December 31, 2001 common stock reserved for future issuance was as follows;

               Outstanding stock options.............. 3,387,302
               Stock options available for grant...... 1,060,471
               ESPP...................................    90,057
               Warrants to purchase common stock......    20,000
                                                       ---------
                                                       4,557,830
                                                       =========

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


(9)  401(K) RETIREMENT PLAN

   Insightful sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. Insightful matches employees' contributions at the discretion of Insightful's management. Amounts charged to expense for matching contributions were approximately $177,000, $128,000, and 141,000 in 2001, 2000, and 1999, respectively.

(10)  ACQUISITIONS

   On September 25, 2001, Insightful Corporation completed the acquisition of Predict AG (Predict). The transaction was accounted for using the purchase method of accounting. This acquisition provides Insightful with a European professional services headquarters. The aggregate consideration paid was $2,214,106 consisting of $1,466,228 cash, common stock valued at $691,714 and direct transaction costs of $56,164. The value of the 300,000 common shares issued was determined based on the average market price of Insightful's common shares over a three-day period before and after the date of acquisition.

   On July 11, 2001, Insightful completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provides Insightful with expanded resources, while establishing an East Coast consulting office. The aggregate consideration paid was $303,471 consisting of $150,000 cash, common stock valued at $99,101, a common stock warrant valued at $41,000 and direct transaction costs of $13,370. The value of the 34,530 common shares issued was determined based on the average market price of Insightful's common shares over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model.

   On July 31, 2001, Insightful completed the formation of a French subsidiary and acquired the data analysis operations of Sigma-Plus, Insightful's longtime distributor in France. The formation of a French subsidiary provides Insightful with an expanded direct sales channel and local consulting resources in Paris and Toulouse. The aggregate consideration paid was $250,179 consisting of $212,250 cash and direct transaction costs of $37,929.

   The results of Predict, Waratah and Sigma Plus have been included in the operating results of Insightful since their respective acquisition dates.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The following table summarizes the allocation of the purchase price of each acquisition to the assets acquired.

                                                                         Sigma-
                                                    Predict    Waratah    Plus     Total
                                                   ----------  -------- -------- ----------
Current assets.................................... $  383,986  $     -- $     -- $  383,986
Property, plant, and equipment....................    159,321    20,000    1,400    180,721
Non-compete agreements............................     50,893    43,780   51,114    145,787
Customer relationships............................    164,158        --       --    164,158
Goodwill..........................................  1,374,460   239,691  197,665  1,811,816
                                                   ----------  -------- -------- ----------
   Total assets acquired..........................  2,132,818   303,471  250,179  2,686,468
                                                   ----------  -------- -------- ----------
Current liabilities assumed.......................   (345,292)       --       --   (345,292)
                                                   ----------  -------- -------- ----------
Total purchase price..............................  1,787,526   303,471  250,179  2,341,176
Deferred stock-based compensation.................    426,580        --       --    426,580
                                                   ----------  -------- -------- ----------
   Total consideration, including deferred stock-
     based compensation........................... $2,214,106  $303,471 $250,179 $2,767,756
                                                   ==========  ======== ======== ==========

   Non-compete agreements. The value assigned to the non-compete agreements was determined using the income approach giving consideration to the desire, effectiveness and feasibility of effective competition by the conventor in the absence of the convenant.

   Customer relationships. The value assigned the customer relationships was determined using the discounted cash flow approach. Under this approach, all relevant facts and circumstances affecting future cash flows are considered and the determined fair values are based upon estimations of underlying cash flows to be received, discounted to their present value using appropriate current market interest rates.

   The lives assigned to the identified intangible assets described above are two years. Amortization expense for these intangibles was $38,744 in 2001, and was recorded based on the straight-line method.

   Goodwill. The excess of the purchase price over the fair value of the assets acquired is recorded as goodwill. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment.

   Deferred stock-based compensation. In connection with the employment agreements and related stock retention agreements with three of Predict's key employees, 185,010 shares of Insightful common stock otherwise issuable to these employees pursuant to the purchase agreement are subject to restriction, and are being released from the restriction over a three-year vesting period. At December 31, 2001, all such shares remain subject to the restriction. The value of the restricted shares of $426,580 is recorded as deferred stock-based compensation and is being amortized over a three-year vesting period using a graded vesting approach. Amortization of deferred stock-based compensation arising from the restricted stock was $44,435 in 2001.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


   The unaudited pro forma combined historical results of operations, as if the businesses had been acquired on January 1, 2000, are as follows:

                                                                   Year Ended December 31,
                                                                  ------------------------
                                                                     2001         2000
                                                                   Pro Forma    Pro Forma
                                                                  -----------  -----------
Total revenues................................................... $19,750,679  $17,350,408
Amortization of intangibles and deferred stock-based compensation
  expense........................................................    (213,949)    (285,266)
Income from continuing operations................................    (897,010)   1,050,333
Net income (loss)................................................   2,214,489   (6,255,811)
Basic net income (loss) per share................................        0.20        (0.60)
Diluted net income (loss) per share..............................        0.20        (0.56)

   The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

(11)  SUBSEQUENT EVENTS

   In January 2002, Insightful's German subsidiary completed the acquisition of a data analysis business from Graphische Systeme GmbH (GraS), Insightful's German Distributor. Consideration for the acquisition was cash of approximately $150,000. This transaction will be accounted for as an asset purchase in the first quarter of 2002.

(12)  GEOGRAPHIC DATA

   The Company reports operating results based on geographic areas. A summary of key financial data by region is as follows:

                                    United States  Foreign      Total
                                    ------------- ---------- -----------
       Year Ended December 31, 2001
       Revenue.....................  $13,459,145  $3,967,253 $17,426,398
       Long-lived assets...........    2,273,902   2,128,263   4,402,165
       Total Net Assets............    4,675,204   2,761,446   7,436,650

       Year Ended December 31, 2000
       Revenue.....................  $11,359,799  $3,886,679 $15,246,478
       Long-lived assets...........    1,036,737     257,659   1,294,396
       Total Net Assets............    3,067,574     807,093   3,874,667

       Year Ended December 31, 1999
       Revenue.....................  $ 8,775,406  $3,436,443 $12,211,849
       Long-lived assets...........      500,261     356,793     857,054
       Total Net Assets............    7,433,275   1,200,923   8,634,198

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


(13)  VALUATION AND QUALIFYING ACCOUNTS

   A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                  Balance,  Charged to               Balance,
                                                  Beginning Costs and                 End of
                                                  of Period  Expenses  Deductions(1)  Period
                                                  --------- ---------- ------------- --------
Year Ended December 31, 2001:
   Allowance for doubtful accounts............... $112,092  $  64,587     $41,519    $135,160
   Allowance for sales returns...................  269,658   (108,228)     28,450     132,980
                                                  --------  ---------     -------    --------
       Total reserve for accounts receivable..... $381,750  $ (43,641)    $65,969    $268,140
                                                  ========  =========     =======    ========

Year Ended December 31, 2000:
   Allowance for doubtful accounts............... $ 28,252  $  83,840     $    --    $112,092
   Allowance for sales returns...................  195,529     74,129          --     269,658
                                                  --------  ---------     -------    --------
       Total reserve for accounts receivable..... $223,781  $ 157,969     $    --    $381,750
                                                  ========  =========     =======    ========

Year Ended December 31, 1999:
   Allowance for doubtful accounts............... $ 46,670  $      --     $18,418    $ 28,252
   Allowance for sales returns...................  193,386      2,143          --     195,529
                                                  --------  ---------     -------    --------
       Total reserve for accounts receivable..... $240,056  $   2,143     $18,418    $223,781
                                                  ========  =========     =======    ========

--------
(1) Deductions for accounts receivable represent accounts written off, net of recoveries. Deductions for sales returns represent product returns received.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                               December 31, 2001


(14)  UNAUDITED QUARTERLY DATA

                                                                                   2001
                                                            --------------------------------------------------
                                                                Q1           Q2           Q3           Q4
                                                            -----------  -----------  -----------  -----------
Revenue.................................................... $ 4,104,000  $ 4,649,000  $ 4,294,000  $ 4,379,000
Gross profit...............................................   2,776,000    3,176,000    2,767,000    2,524,000
Income (loss) from discontinued operations.................    (737,000)          --           --           --
Gain on disposal of discontinued operations................   3,493,000           --           --      356,000
Income (loss) from continuing operations...................     175,000      421,000       44,000   (1,338,000)
Basic income (loss) per share--continuing operations.......        0.02         0.04         0.00        (0.12)
Diluted income (loss) per share--continuing operations.....        0.02         0.04         0.00        (0.12)
Net income (loss)..........................................   2,931,000      421,000       44,000     (982,000)
Basic net income (loss) per share..........................        0.28         0.04         0.00        (0.09)
Diluted net income (loss) per share........................        0.27         0.04         0.00        (0.09)

                                                                                   2000
                                                            --------------------------------------------------
                                                                Q1           Q2           Q3           Q4
                                                            -----------  -----------  -----------  -----------
Revenue.................................................... $ 3,537,000  $ 3,659,000  $ 4,212,000  $ 3,838,000
Gross profit...............................................   2,583,000    2,588,000    2,982,000    2,586,000
Income (loss) from discontinued operations.................  (2,041,000)  (2,787,000)  (3,915,000)   1,437,000
Income from continuing operations..........................     425,000      294,000      395,000      192,000
Basic income (loss) per share--continuing operations.......        0.04         0.03         0.04         0.02
Diluted income (loss) per share--continuing operations.....        0.04         0.03         0.04         0.02
Net income (loss)..........................................  (1,616,000)  (2,493,000)  (3,520,000)   1,629,000
Basic net income (loss) per share..........................       (0.16)       (0.24)       (0.33)        0.15
Diluted net income (loss) per share........................       (0.14)       (0.23)       (0.33)        0.15

   The above data has been restated to reflect the operations of EEPD and FSC as discontinued operations.

                                 EXHIBIT INDEX

Exhibit
Number                                                Description
------                                                -----------
  2.1   Share Purchase Agreement dated as of September 12, 2001, by and among Insightful Corporation and the shareholders of Predict AG (including Addendum No. 1 and Addendum No. 2) (previously filed as
        Exhibit 2.1 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(d)
  2.1   Assignment, Bill of Sale and Assumption Agreement by and between MathSoft, Inc. and MathSoft
        Engineering & Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.1 to
        Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)
  2.2   Intellectual Property Agreement by and between MathSoft, Inc. and MathSoft Engineering &
        Education, Inc., dated as of January 23, 2001(previously filed as Exhibit 2.2 to Insightful's Current
        Report on Form 8-K and incorporated by reference herein)(b)
  2.3   Stock Purchase Agreement dated as of January 23, 2001 by and among MathSoft, Inc., MathSoft
        Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (previously filed as Exhibit 2.3 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)
  2.4   Axum Software License Agreement by and between MathSoft, Inc. and MathSoft Engineering &
        Education, Inc. dated as of January 23, 2001 (previously filed as Exhibit 2.4 to Insightful's Current
        Report on Form 8-K and incorporated by reference herein).(b)
  2.5   Right of First Offer of Exclusive Commercial License by and between MathSoft, Inc. and MathSoft
        Engineering & Education, Inc. (previously filed as Exhibit 2.5 to Insightful's Current Report on
        Form 8-K and incorporated by reference herein).(b)
  2.6   Non-Competition Agreement by and between MathSoft, Inc. and MathSoft Corporate Holdings, Inc.
        dated as of January 23, 2001(previously filed as Exhibit 2.6 to Insightful's Current Report on Form 8-K
        and incorporated by reference herein).(b)
  2.7   Transitional Services Agreement by and among MathSoft, Inc., MathSoft Engineering & Education,
        Inc. and MathSoft Corporate Holdings, Inc. dated as of January 23, 2001(previously filed as Exhibit 2.7 to Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)
  2.8   Trademark License Agreement by and between MathSoft, Inc. and MathSoft Engineering & Education,
        Inc. dated as of January 23, 2001(previously filed as Exhibit 2.8 to Insightful's Current Report on
        Form 8-K and incorporated by reference herein).(b)
  3.1   Amended and Restated Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).(e)
  3.2   Amended and Restated Bylaws of the Registrant (filed as exhibit 3.2 to the Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).(e)
  4.1   2001 Stock Option and Incentive Plan (previously filed as Exhibit 4.1 to Insightful's Registration
        Statement on Form S-8 and incorporated by reference herein).(c)
  4.2   Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan
        (previously filed as Exhibit 4.2 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)
  4.3   Form of Non-Qualified Stock Option Agreement under 2001 Stock Option and Incentive Plan
        (previously filed as Exhibit 4.3 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)
  4.4   2001 Employee Stock Purchase Plan (previously filed as Exhibit 4.4 to Insightful's Registration
        Statement on Form S-8 and incorporated by reference herein).(c)

Exhibit
Number                                                Description
------                                                -----------
  4.5   2001 Employee Stock Purchase Plan Enrollment/Authorization Form (previously filed as Exhibit 4.5 to
        Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)
  4.6   2001 Non-Employee Director Stock Option Plan (previously filed as Exhibit 4.6 to Insightful's
        Registration Statement on Form S-8 and incorporated by reference herein).(c)
  4.7   Form of Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan
        (previously filed as Exhibit 4.7 to Insightful's Registration Statement on Form S-8 and incorporated by reference herein).(c)
 10.1   Pledge Agreement dated as of September 12, 2001, by and between Insightful Corporation and Patrick
        Schunemann (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K and
        incorporated by reference herein).(d)
 10.1   Severance Agreement and General Release Effective as of February 5, 2001 by and between MathSoft and Charles J. Digate (previously filed as Exhibit 10.1 to Insightful's Current Report on Form 8-K and
        incorporated by reference herein).(b)
 10.2   Letter Agreement with Charles J. Digate dated January 29, 2001(previously filed as Exhibit 10.2 to
        Insightful's Current Report on Form 8-K and incorporated by reference herein).(b)
 21.1   Subsidiaries of the Registrant.(a)
 23.1   Consent of Ernst & Young LLP, Independent Auditors(a)
 23.2   Consent of Arthur Andersen LLP(a)

--------
(a) Filed Herewith.
(b) SEC file number 0-20992, filed on February 7, 2001.
(c) SEC file number 333-64724, filed on July 6, 2001.
(d) SEC file number 0-20992, filed on October 10, 2001.
(e) SEC file number 0-20992, filed on November 14, 2001.