Form 10-Q
period 2002-03-31
INSIGHTFUL CORP
filed 2002-05-15
CIK 895095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        COMMISSION FILE NUMBER 0-020992
                                 ______________

                             INSIGHTFUL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                04-2842217
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION)


      1700 WESTLAKE AVENUE NORTH, SUITE 500 SEATTLE, WASHINGTON 98109-3044
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (206) 283-8802
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 ______________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)
                                 ______________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

As of May 9, 2002, there were 11,441,884 shares of Common Stock, $.01 par value per share outstanding.

================================================================================

                                             TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                                                      Page
  ITEM 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001. . . . . . . . . .   1

              Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.   2

              Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.   3

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .   4

  ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . .   9

  ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk. . . . . . . . . . . . . . . . . . .  22

PART II.    OTHER INFORMATION

  ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

  ITEM 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . .  23

  ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  23

  ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

  ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                                            MARCH 31,     DECEMBER 31,
                                                                              2002            2001
                                                                          -------------  --------------
                                ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $  5,883,723   $   6,277,869
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .      3,249,605       3,688,022
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .      1,000,247       1,003,412
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        127,712          70,406
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .        717,601         252,962
                                                                          -------------  --------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .     10,978,888      11,292,671

                                                                             1,921,879       2,052,374
Property and Equipment, net
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,024,272       1,874,124
Other Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . .        379,451         374,172
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83,175         101,495
                                                                          -------------  --------------
                                                                          $ 15,387,665   $  15,694,836
                                                                          =============  ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations and equipment financings   $     20,860   $      44,163
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        948,639       1,374,665
  Accrued expenses and other current liabilities. . . . . . . . . . . .      2,464,613       3,021,100
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,942,602       3,818,258
                                                                          -------------  --------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      7,376,714       8,258,186

Capital Lease Obligations and Equipment Financings, less current portion       178,577               -
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value-
  Authorized-1,000,000 shares
  Issued and outstanding-none . . . . . . . . . . . . . . . . . . . . .              -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,424,965 and 11,326,441, shares at . . . .        114,250         113,264
      March 31, 2002 and December 31, 2001, respectively
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .     34,100,468      33,866,997
  Deferred stock-based compensation . . . . . . . . . . . . . . . . . .       (337,710)       (382,145)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .    (26,015,469)    (25,799,723)
  Subscription receivable from director . . . . . . . . . . . . . . . .              -        (380,843)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . .        (29,165)         19,100
                                                                          -------------  --------------
                                                                             7,832,374       7,436,650
                                                                          -------------  --------------
        Total stockholders' equity. . . . . . . . . . . . . . . . . . .   $ 15,387,665   $  15,694,836
                                                                          =============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                               INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
                                                                        2002              2001
                                                                  ----------------  ----------------
Revenues:
  Software related:
    Software licenses. . . . . . . . . . . . . . . . . . . . . .  $     1,559,251   $     1,810,228
    Software maintenance . . . . . . . . . . . . . . . . . . . .        1,326,931         1,288,611
                                                                  ----------------  ----------------
      Total software related revenue . . . . . . . . . . . . . .        2,886,182         3,098,839
Professional services and other. . . . . . . . . . . . . . . . .        1,505,092         1,005,582
                                                                  ----------------  ----------------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .        4,391,274         4,104,421
                                                                  ----------------  ----------------
Cost of Revenues:
  Software related . . . . . . . . . . . . . . . . . . . . . . .          343,196           482,814
  Professional services and other. . . . . . . . . . . . . . . .        1,155,254           870,418
                                                                  ----------------  ----------------
      Total cost of revenues . . . . . . . . . . . . . . . . . .        1,498,450         1,353,232
                                                                  ----------------  ----------------
      Gross profit . . . . . . . . . . . . . . . . . . . . . . .        2,892,824         2,751,189
                                                                  ----------------  ----------------
Operating Expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . .        1,713,775         1,389,513
  Research and development . . . . . . . . . . . . . . . . . . .        2,018,990         1,895,019
  Less-Funded research . . . . . . . . . . . . . . . . . . . . .       (1,254,582)       (1,356,000)
                                                                  ----------------  ----------------
      Research and development, net. . . . . . . . . . . . . . .          764,408           539,019
  General and administrative . . . . . . . . . . . . . . . . . .          580,713           722,654
  Amortization of goodwill and other intangibles . . . . . . . .           45,012            16,426
  Amortization of stock-based compensation . . . . . . . . . . .           44,435                 -
                                                                  ----------------  ----------------
      Total operating expenses . . . . . . . . . . . . . . . . .        3,148,343         2,667,612
                                                                  ----------------  ----------------
      Income (loss) from continuing operations . . . . . . . . .         (255,519)           83,577
Interest and Other Income. . . . . . . . . . . . . . . . . . . .           54,579           107,469
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .           (3,138)           (5,984)
                                                                  ----------------  ----------------
  Income (loss) before income taxes. . . . . . . . . . . . . . .         (204,078)          185,062
Income tax expense . . . . . . . . . . . . . . . . . . . . . . .           11,668             9,585
                                                                  ----------------  ----------------
  Income (loss) from continuing operations . . . . . . . . . . .         (215,746)          175,477
Discontinued Operations:
  Loss from discontinued operations, net of tax. . . . . . . . .                -          (737,411)
  Gain on disposal of discontinued operations, net of tax. . . .                -         3,492,663
                                                                  ----------------  ----------------
      Net income (loss). . . . . . . . . . . . . . . . . . . . .  $      (215,746)  $     2,930,729
                                                                  ================  ================
Basic and Diluted Income (Loss) per Share-Continuing Operations.  $         (0.02)  $          0.02
                                                                  ================  ================
Basic Income (Loss) per Share-Discontinued Operations. . . . . .  $          0.00   $          0.26
                                                                  ================  ================
Diluted Income (Loss) per Share-Discontinued Operations. . . . .  $          0.00   $          0.25
                                                                  ================  ================
Basic Net Income (Loss) per Share. . . . . . . . . . . . . . . .  $         (0.02)  $          0.28
                                                                  ================  ================
Diluted Net Income (Loss) per Share. . . . . . . . . . . . . . .  $         (0.02)  $          0.27
                                                                  ================  ================
Weighted Average Number of Common Shares Outstanding . . . . . .       11,188,635        10,706,586
                                                                  ================  ================
Weighted Average Number Common Shares Outstanding Assuming
  Dilution . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,188,635        10,818,538
                                                                  ================  ================


    The accompanying notes are an integral part of these consolidated financial statements.

                                  INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------------
                                                                               2002              2001
                                                                         ----------------  ----------------
Operating Activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (215,746)  $     2,930,729
  Less-Income from discontinued operations . . . . . . . . . . . . . .                 -         2,755,252
                                                                         ----------------  ----------------
        Income (loss) from continuing operations . . . . . . . . . . .          (215,746)          175,477
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities-
    Depreciation and amortization  . . . . . . . . . . . . . . . . . .           336,004           167,646
    Currency translation adjustment. . . . . . . . . . . . . . . . . .           (50,725)           67,176
    Changes in current assets and liabilities:
      Accounts and other receivables . . . . . . . . . . . . . . . . .           441,582           501,431
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .           (57,306)           45,987
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          (464,639)         (540,576)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          (426,026)          403,291
      Accrued expenses, payroll and other current liabilities. . . . .          (458,254)         (339,926)
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .           124,344          (286,762)
                                                                         ----------------  ----------------
        Net cash (used in) provided by continuing operating activities          (770,766)          193,744
                                                                         ----------------  ----------------
Investing Activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . .          (116,062)         (212,197)
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . .            18,320           (65,510)
  Capitalized patent costs . . . . . . . . . . . . . . . . . . . . . .           (22,030)                -
  Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (175,949)                -
                                                                         ----------------  ----------------
        Net cash used in investing activities. . . . . . . . . . . . .          (295,721)         (277,707)
                                                                         ----------------  ----------------
Financing Activities:
  Payments on capital lease obligations and equipment financings . . .           (23,303)           (6,936)
  Cash received on subscription receivable from director . . . . . . .           380,843                 -
  Proceeds from equipment financings . . . . . . . . . . . . . . . . .           178,577                 -
  Proceeds from exercise of stock options, and employee stock
     purchase plan . . . . . . . . . . . . . . . . . . . . . . . . . .           234,457            49,684
                                                                         ----------------  ----------------
        Net cash provided by financing activities. . . . . . . . . . .           770,574            42,748
                                                                         ----------------  ----------------
Net cash (used in) provided by continuing operations . . . . . . . . .          (295,913)           41,215
                                                                         ----------------  ----------------
Net cash (used in)provided by discontinued operations. . . . . . . . .           (98,233)        6,191,747
                                                                         ----------------  ----------------
Net (Decrease) Increase in Cash and Cash Equivalents . . . . . . . . .          (394,146)        6,150,532
                                                                         ----------------  ----------------
Cash and Cash Equivalents, beginning of Period . . . . . . . . . . . .         6,277,869         3,745,112
                                                                         ----------------  ----------------
Cash and Cash Equivalents, end of Period . . . . . . . . . . . . . . .   $     5,883,723   $     9,895,644
                                                                         ================  ================
Supplemental Disclosure of Cash Flow Information:
  Cash paid  for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         3,138   $         5,984
                                                                         ================  ================
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        11,668   $         9,585
                                                                         ================  ================


    The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2002


(1)  DESCRIPTION OF BUSINESS

     CONTINUING  OPERATIONS

     Insightful Corporation and subsidiaries ("Insightful") provides enterprises with scalable data analysis solutions that drive decisions by revealing patterns, trends and relationships. Insightful is a supplier of software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data, text, and images.

     Insightful products, including InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), S-PLUS Analytic Server(TM) and VisiMine(TM) play a key role in data warehousing and business intelligence initiatives by delivering analytical tools and graphical reports that convert data into insight. Insightful also provides consulting, application development outsourcing, data integration and training focused on data analysis and predictive modeling. Insightful consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     The Company has been delivering solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications, manufacturing, plus government and research institutions.

     Headquartered in Seattle, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom with distributors around the world.

     DISCONTINUED  OPERATIONS

     On January 23, 2001,Insightful sold the operations of its Engineering and Education Products Division (EEPD). The assets of EEPD were transferred to a newly created wholly owned subsidiary and then sold to a third party for cash proceeds of $7,000,000. The sale of EEPD resulted in a gain of $3,492,663 for the three months ended March 31, 2001, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities included accruals related to a contingency resulting from the disposition. As of March 31, 2002, approximately $360,000 remains in accrued liabilities related to this contingency. The contingency is expected to be resolved no later than December 31, 2002.

     The results of EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

     Components of income (loss) from discontinued operations are as follows:

                                          THREE MONTHS
                                         ENDED MARCH 31,
                                              2001
                                        -----------------
     Revenues. . . . . . . . . . . . .  $         74,000
     Costs and Expenses. . . . . . . .         ( 811,000)
                                        -----------------
     Loss from Discontinued Operations  $       (737,000)
                                        =================


(2)  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10K. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 2002

     (b)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


     (c)  REVENUE RECOGNITION

     Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. Insightful has established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale.

     Insightful offers maintenance contracts and training on certain of its products. Maintenance revenue is recognized ratably over the term of the related contracts, generally one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

     Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

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


     (d)  RECLASSIFICATION OF AMOUNTS

     Certain prior year amounts have been reclassified to conform to the current year presentation.


(3)  CHANGE  IN  ACCOUNTING  FOR  GOODWILL  AND  CERTAIN  OTHER  INTANGIBLES

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 141 was effective for all business combinations after June 30, 2001. SFAS No. 142 discontinues amortization of goodwill and other intangible assets unless they have finite useful lives, and, instead, establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 2002

     As required under the transition provisions of SFAS 142, the Company applied the non-amortization provisions of SFAS 142 for goodwill to all business combinations completed after June 30, 2001. The Company adopted SFAS 142 in its entirety on January 1, 2002. The accompanying 2002 consolidated financial statements do not provide for amortization of goodwill, representing the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting (with a March 31, 2002 balance of $2,024,270). Pursuant to SFAS 142, Insightful will test goodwill for impairment using a two-step approach. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Insightful will complete the test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. Insightful is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

     Insightful's net loss and income for the three months ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization was as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------
                                                   2002             2001
                                             ----------------  ---------------
Reported net income (loss). . . . . . . . . .$      (215,746)  $     2,930,729
Add back goodwill amortization, net of tax. .              -            16,100
                                             ----------------  ---------------

Adjusted net income (loss). . . . . . . . . .$      (215,746)  $     2,946,829
                                             ================  ===============


     There was no impact on basic or diluted income or loss per share due to the amortization of goodwill, net of taxes.

     For the three months ended March 31, 2002, goodwill of $125,474 and other intangible assets of $31,333 were acquired through the purchase of the German data analysis business completed on January 1, 2002 (See Note 9). Balances are contingent upon the final purchase price allocation and are subject to change.

     All Other Intangibles were acquired subsequent to March 31, 2001. As of March 31, 2002, Other Intangibles consisted of the following:

                               GROSS                        OTHER
                             CARRYING    ACCUMULATED     INTANGIBLES,
                              AMOUNT     AMORTIZATION        NET
                             ---------  --------------  -------------
Non-compete agreements. . . .$ 177,120  $     (36,446)  $     140,674
Customer relationships. . . .  164,158        (41,041)        123,117
Capitalized patent expenses .  132,598        (16,938)        115,660
                             ---------  --------------  -------------

Other intangibles . . . . . .$ 473,876  $     (94,425)  $     379,451
                             =========  ==============  =============


     Other intangibles are scheduled to be fully amortized by December 31, 2003 with corresponding amortization estimated to be $181,464, and $197,987, for the remainder of 2002 and 2003, respectively.

(4)  LINE  OF  CREDIT

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at SVB's prime rate, which was 4.75% as of March 31, 2002, plus 1%. As of March 31, 2002, Insightful had no outstanding borrowings under the working capital facility.

     The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at March 31, 2002.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 2002

(5)  EQUIPMENT  TERM  LOAN

     In March 2002, Insightful entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows insightful to take advances on the cost of eligible equipment less than 90 days old and bears interest at SVB's prime rate, which was 4.75% as of March 31, 2002, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period or a 36-month period, for the first and second tranche, respectively. As of March 31, 2002, borrowings under this equipment term loan totaled $179,000.

     The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at March 31, 2002.

(6)  NET  INCOME  (LOSS)  PER  SHARE

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

     A reconciliation of basic and diluted shares outstanding is as follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                   2002            2001
                                                              --------------  --------------
Weighted average common shares outstanding . . . . . . . . . .    11,188,635      10,706,586
Effect of dilutive stock options. . .. . . . . . . . . . . . .             -         111,952
                                                              --------------  --------------

Weighted average common shares outstanding assuming dilution .    11,188,635      10,818,538
                                                              ==============  ==============


     The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                              2002            2001
                                                         --------------  --------------
Weighted average antidilutive stock options and warrant.      3,447,771       1,438,614
                                                         ==============  ==============


(7)  OTHER  COMPREHENSIVE  INCOME  (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss), which the Company currently reports, are foreign translation adjustments. Total comprehensive income (loss) is as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                   2002            2001
                                              --------------  -------------
Net income (loss)                             $    (215,746)  $   2,930,729
Change in cumulative translation adjustment. .      (48,265)         67,176
                                              --------------  -------------

Comprehensive income (loss). . . . . . . . .  $    (264,011)  $   2,997,905
                                              ==============  =============


(8)  SEGMENT  REPORTING

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Insightful currently operates in a single business segment related to data mining, analysis and knowledge retrieval software and services. No additional disclosure is required.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 2002

(9)  ACQUISITION

     On January 1, 2002, Insightful's German subsidiary completed the acquisition of a data analysis business from Graphische Systeme GmbH (GraS), Insightful's German distributor. Consideration for the acquisition was cash of $157,000. This transaction was accounted for as an asset purchase in the first quarter of 2002. The results of the acquired data analysis business have been included in the operating results of Insightful since the acquisition date. The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

     - information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

     - statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

     - statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

     -    information about the anticipated release dates of new products;

     - other statements about our plans, objectives, expectations and intentions; and

     -    other statements that are not historical facts.

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

DESCRIPTION OF THE COMPANY

     Insightful Corporation and subsidiaries ("Insightful") provides enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. Insightful is a supplier of software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data, text, and images.

     Insightful products, including InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), S-PLUS Analytic Server(TM) and VisiMine(TM) play a key role in data warehousing and business intelligence initiatives by delivering analytical tools and graphical reports that convert data into insight. Insightful also provides consulting, application development outsourcing, data integration and training focused on data analysis and predictive modeling. Insightful consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     The Company has been delivering industry-leading, high return-on investment solutions for fifteen years to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications, manufacturing, plus government and research institutions.

     Headquartered in Seattle, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland and the United Kingdom with distributors around the world.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of Insightful's` financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     We record revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9 Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software, collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

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

     Impairment of Goodwill and Other Intangible Assets

     We periodically evaluate acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

     Goodwill and other intangibles represent the excess of the purchase price over the fair value of net tangible assets acquired. Before 2002, we amortized goodwill and other intangibles on a straight-line basis over lives ranging from two to five years. With required adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, we no longer amortize goodwill and other intangibles with indefinite lives to earnings. Instead goodwill will be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period in which they are identified. Separable Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES

     Total revenues, which consist of software license, maintenance and service revenues, increased 7.0%, from $4,104,000 for the three months ended March 31, 2001 to $4,391,000 for the three months ended March 31, 2002.

     Software related revenues (software licenses, subscriptions, and maintenance) accounted for 65.7% of total revenues and decreased 6.9% from $3,099,000 for the three months ended March 31, 2001 to $2,886,000 for the three months ended March 31, 2002. This decrease is attributed to the generally weak economic environment that has adversely affected corporate spending on information technology in many of the industries that Insightful serves.

     Professional services revenues generated from consulting and training activities represented 34.3% of total revenues and increased 49.7% from $1,006,000 for the three months ended March 31, 2001 to $1,505,000 for the three months ended March 31, 2002. The revenue growth in professional services is primarily attributable to worldwide expansion of the Company's consulting resources in the pharmaceutical and CRM markets in the US and Europe.

     Revenues from International operations increased 52.3%, from $904,000 for the three months ended March 31, 2001 to $1,377,000 for the three months ended March 31, 2002, reflecting the Company's expansion in international direct channels.

COST OF REVENUES

     Total cost of revenues increased 10.7%, from $1,353,000 for the three months ended March 31, 2001 to $1,498,000 for the three months ended March 31, 2002. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a product mix shift toward lower margin services such as consulting.

     The cost of software licenses, which consists of royalties for third-party software, product media, product duplication and manuals, decreased as a percentage of total software related revenues to 11.9% from 15.6% for the three months ended March 31, 2002 and 2001, respectively. This decrease is attributed to the increase in maintenance revenue as a percent of total software related revenues to 46% from 42% for the three months ended March 31, 2002 and 2001, respectively. Maintenance revenue carries a low cost of sales component. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language from Lucent Technologies in exchange for royalties, which are included in the cost of software licenses.

     The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The increase in cost of professional services for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, from $870,000 to $1,155,000 was primarily due to increased investment in professional services resources, including acquired businesses, to help the Company scale and leverage additional product sales. The cost of professional services decreased as a percentage of total professional services revenues to 76.8% from 86.6% for the three months ended March 31, 2002 and 2001, respectively. This improvement in the professional services margin is attributed to the increased utilization of existing resources.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses increased 23.3%, from $1,390,000 for the three months ended March 31, 2001 to $1,714,000 for the three months ended December 31, 2002. This increase primarily reflected additions to the sales force to expand our sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a Company focused on data analysis software and services.

     Net research and development expenses increased 41.8%, from $539,000 for the three months ended March 31, 2001 to $764,000 for the three months ended March 31, 2002, and increased as a percentage of total revenues from 13.1% to 17.4%, respectively. Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors. The overall increase in net research and development expenses was primarily attributable to investments in new product development, as well as ongoing investments in enhancing current products, combined with a decrease in research funding. Funded research, which consists primarily of government grants for research projects, decreased 7.5%, from $1,356,000 for the three months ended March 31, 2001 to $1,255,000 for the three months ended March 31, 2002. The decrease in funded research is attributable to a decrease in awards granted and a delay in government financing.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities, decreased 19.6% from $723,000 for the three months ended March 31, 2001 to $581,000 for the three month ended March 31, 2002, and decreased as a percentage of total revenues from 17.6% to 13.2%, respectively. The decrease in general and administrative costs during the first three months of 2002 in comparison to the first three months of 2001 relates to the reduction of costs associated with divesting the MathSoft Engineering and Educations Products Division and migrating the corporate headquarters from Cambridge, Massachusetts to Seattle, Washington, and management's actions to reduce expenses.

     Amortization of goodwill and other intangibles increased from $16,000 for the three months ended March 31, 2001 to $45,000 for the three months ended March 31, 2002. This increase is attributable an increase in other intangibles with finite useful lives as a result of business acquisitions completed in the third quarter of 2001 and first quarter of 2002. In accordance with SFAS 142, "Goodwill and Other Intangibles", we have discontinued amortizing goodwill originating in business combinations completed prior to June 30, 2001, which effectively decreased the amortization expense that would have been recognized by approximately $16,000 for the three months ended March 31, 2002.

     Amortization of deferred stock-based compensation totaled $44,000 for the three months ended March 31, 2002, and relates to stock issued as part of the acquisition of Predict AG in the third quarter of 2001, which is subject to restriction. The value of the restricted shares is being amortized over a three-year vesting period using a graded vesting approach.

INTEREST AND OTHER INCOME

     The decrease in interest income for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, was primarily due to a decrease in cash and cash equivalents upon which we earn interest as well as a decrease in the prevailing interest rates.

DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful transferred the assets of EEPD to a newly created wholly owned Insightful subsidiary that was than sold to a third party for cash proceeds of $7,000,000. As a result of this transaction, Insightful has recorded the operations of EEPD as discontinued operations. The net gain of $3,493,000 on the sale of EEPD is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the three months ended March 31, 2001.

     EEPD's operating loss totaling $737,000 represents revenues earned of approximately $74,000, offset by costs and expenses totaling approximately $811,000 for the 23-day period ending January 23, 2001.

NET OPERATING RESULTS

     The net loss from continuing operations for the three months ended March 31, 2002 was $216,000 compared to net income from continuing operations of $175,000 for the three months ended March 31, 2001. The net loss from continuing operations for the three months ended March 31, 2002, reflects a decrease in software revenues due to prevailing economic conditions as well as a change in the revenue mix which, in turn, negatively impacted net income. The net loss from continuing operations for the three months ended March 31, 2002, was further impacted due to both new acquisition related amortization and deferred compensation charges of $89,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at January 1, 2002 amounted to $6,278,000. Insightful's continuing operations resulted in net cash outflows of $771,000 for the three months ended March 31, 2002. Operating cash outflows for the three months ended March 31, 2002 were primarily the result of a loss from continuing operations adjusted for noncash depreciation and amortization, a large increase in prepaid expenses due to a prepaid royalty of $450,000 made once annually and decreases in accounts receivable and current liabilities.

     Investing activities in the first quarter of 2002 resulted in cash outflows of $296,000, primarily due to capital expenditures of $138,000 related to continuing operations and $176,000 for acquisitions and related transaction expenses.

     Financing activities provided cash inflows of $771,000 in the first quarter of 2002 primarily due to proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, proceeds from equipment financing and receipt of an outstanding subscription receivable.

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at SVB's prime rate, which was 4.75% as of March 31, 2002, plus 1%.

     In March 2002, Insightful entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows insightful to take advances on the cost of eligible equipment less than 90 days old and bears interest at SVB's prime rate, which was 4.75% as of March 31, 2002, plus 1%.

     These credit facilities will be utilized to finance future capital investments, including technology necessary to support our new product lines. These credit facilities expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     Cash outflows for discontinued operations relating to employee severance and termination benefits amounted to $98,000, which brought the cash and cash equivalent balance at March 31, 2002 to $5,884,000.

     At March 31, 2002, Insightful's principal unused sources of liquidity consisted of cash and cash equivalents of $5,884,000. Insightful's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The following are our contractual commitments associated with our operating and capital leases and equipment financings:

                      NINE MONTHS ENDING
                         DECEMBER 31,
                      -------------------          YEAR ENDING DECEMBER 31,
                             2002            2003      2004      2005      2006    THEREAFTER     TOTAL
                      -------------------  --------  --------  --------  --------  -----------  ----------
Commitments:
Capital leases . . .  $            20,860  $      -  $      -  $      -  $      -  $         -  $   20,860
Equipment financings                    -    38,268    51,024    51,024    38,261            -     178,577
Operating leases . .              622,827   835,574   897,178    70,432    32,755       47,623   2,506,389
                      -------------------  --------  --------  --------  --------  -----------  ----------
Total commitments. .  $           643,687  $873,842  $948,202  $121,456  $ 71,016  $    47,623  $2,705,826
                      ===================  ========  ========  ========  ========  ===========  ==========

     As of March 31, 2002 we had net operating loss carryforwards of approximately $21.4 million and research and development credit carryforwards of approximately $2.9 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we would likely deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

BUSINESS OUTLOOK

     We launched Insightful Miner, the industry's newest, scalable data mining software at the end of the first quarter of 2002. Insightful Miner was designed specifically to solve data analysis problems involving data set sizes too large for existing products to handle without ignoring significant data.

     We are working on a focused solution built on top of the Insightful Miner platform that provides both technology and methodology optimized for analytic CRM for retail banks and merchandisers. This solution is designed specifically to allow Insightful and its partner network to cost-effectively derive higher ROI for enterprises that have invested in CRM systems.

     Historically, the data analysis market has focused solely on solutions that analyze numbers; information contained in text, images, maps, charts, and graphs has not been adequately utilized. We believe Insightful has the vision and the technology to leverage quantitative information (often structured and stored in databases) and conceptual information (often unstructured and hidden in documents, emails, or presentations).

     Recently, industry analysts recognized the need for data analysis solutions that extract information from text documents which enterprises collect. To address this opportunity, we've produced and recently announced the general availability of InFact(TM), Insightful's new software solution for extracting meaning from documents containing text, tables of number, and images such as graphs, charts, and maps. InFact peruses entire documents and extracts the meaning from every sentence, allowing the user to ask free-form, natural language questions and get back precise answers (not just a list of documents which may contain the answer). In addition, InFact can synthesize answers that are not directly contained within documents. We believe that our heritage with sophisticated analytics, our experience with client/server computing, and our advanced research in information retrieval give Insightful the foundation to deliver superior solutions. Our short- and medium-term goals are to acquire reference customers using our direct sales force while ultimately targeting channel partners, systems integrators and consulting firms, for broad-scale enterprise deployment.

     In Q1 2002, we announced the award of two significant multi-year government funded research grants to enhance VisiMine(TM), the Company's software for automated categorization and image retrieval. NASA awarded $450,000 to Insightful to develop and enhance VisiMine by integrating NASA's powerful multispectral image interpretation technology. VisiMine will help scientists and analysts at NASA's Goddard Space Flight Center (GSFC) quickly identify patterns, relationships, and changes in satellite imagery. The National Library of Medicine awarded $750,000 to Insightful to build a distributed collaborative framework for VisiMine to allow users at disparate locations to rapidly search healthcare image and multimedia databases. We account for research contracts of this nature as an offset to research and development expense.

     Looking forward, we expect that our core domestic S-PLUS business, including desktop and server licenses as well as consulting and training revenue, will continue to be flat and possibly down, on a quarter-to-quarter basis for the foreseeable future due to reductions in IT spending.

     It is still our expectation that the majority of our revenue growth in 2002 will come from our new products, namely Insightful Miner and InFact. We believe that revenues from these new products will help offset potential short-term weakness in our core statistics business. Insightful Miner and InFact have price points that are several times higher than our core desktop products and thus forecasting our customer's ability to make such significant capital expenditure in this economic climate makes giving specific guidance very
difficult.   However we remain very optimistic about the longer term potential that these products provide us.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

OUR OPERATING RESULTS FLUCTUATE AND COULD FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, RESULTING IN A DECREASE IN OUR STOCK PRICE.

     Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. If our operating results for a particular quarter or year fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

     - general economic conditions, which may affect our customers' purchasing decisions;

     -    our ability to obtain government research contracts;

     -    our ability to compete in the highly competitive markets;

     -    rate of market acceptance of our software products and solutions;

     -    our reliance on a one product family;

     -    our ability to expand our sales and support infrastructure;

     -    the loss of any of our key employees or management team members;

     - our ability to develop, introduce and market new products on a timely basis;

     -    our ability to successfully expand our international operations;

     -    our ability to maintain our relationships with key partners; and

     - the cost and financial accounting effects of any acquisitions of companies or complementary technologies that we may complete.

     As a result of these factors, we cannot predict our revenues with certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues because:

     - our sales cycles are lengthy and variable, typically ranging between two and eight months from our initial contact with a potential customer;

     - for our newest products, we have no history by which to gauge the sales cycles or acceptance rates;

     - a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

     - the amount of unfulfilled orders for our products at the beginning of a quarter is typically small; and

     - delay of new product releases can result in a customer's decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

     To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including

     -    costs of customizing products for foreign countries;

     -    export and import restrictions, tariffs and other trade barriers;

     - the need to comply with multiple, conflicting and changing laws and regulations;

     - reduced protection of intellectual property rights and increased liability exposure; and

     - regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

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

     We have completed several acquisitions of businesses with complementary technologies or service offerings, including our recent acquisitions of Predict AG, Waratah Corporation, Graphische Systeme GmbH and Sigma-Plus. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

     -    dilution of stockholders' equity;

     - difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

     - disruption of our ongoing business and diversion of management's time and attention to integrating or completing the development or commercialization of any acquired technologies;

     - impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; and

     -    inability to retain key employees of any acquired businesses.

     If we do not successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future, our business will be harmed.

WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in the fourth quarter of 2001 and the first quarter of 2002. As of March 31, 2002, we had an accumulated deficit of $26 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

FLUCTUATIONS IN SERVICE REVENUES COULD DECREASE OUR TOTAL REVENUES OR DECREASE OUR GROSS MARGINS, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     During the year ended December 31, 2001, our service revenues represented a higher percentage of our total revenues than in past periods, which negatively impacted our profitability. To the extent that this trend continues, our profitability will continue to suffer. Consulting and training (service) revenues represented 27% of our total revenues in 2000 and 32% in 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or any decrease in license revenues could have a detrimental effect on our overall gross margins and thus on our operating results.

WE HAVE A LIMITED OPERATING HISTORY UNDER OUR NEW BUSINESS MODEL, NO OPERATING HISTORY WITH OUR NEW PRODUCTS, AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

     In connection with our divestiture of our Engineering and Educational Products Division in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining, business analytics, and information retrieval products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

     -    no history of sustained profitability under our new business model;

     - uncertain growth in the market for, and uncertain market acceptance of, our new solutions;

     - the evolving nature of the data mining, business analytics, and information retrieval markets;

     - reliance on new and unproven products to maintain our revenue projections;

     - the risk that competition, technological change or evolving customer preferences could harm sales of our products or services.

OUR WORKFORCE REDUCTION AND FINANCIAL PERFORMANCE MAY PLACE ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 25 employees in November 2001. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

     In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlaps. Infringement litigation could also force us to

     - stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

     -    pay damages;

     - enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

     - redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The price of our common stock has been volatile over the past 12-months. Our common stock reached a high of $4.44 per share on August 20, 2001 and traded as low as $1.25 per share on April 4, 2001. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for it. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

     -    future announcements concerning us or our competitors;

     -    actual or anticipated quarterly variations in operating results;

     -    changes in analysts' earnings projections or recommendations;

     -    announcements of technological innovations;

     -    the introduction of new products;

     -    changes in product pricing policies by us or our competitors;

     -    loss of key personnel;

     -    proprietary rights litigation or other litigation; or

     - changes in accounting standards that adversely affect our revenues and earnings.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------------  -----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (A)

3.2            Amended and Restated Bylaws of the Registrant (Exhibit 3.2) (A)

4.1            2001 Stock Option and Incentive Plan (Exhibit 4.1) (B)

4.2 Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan (Exhibit 4.2) (B)

4.3 Form of Non-Qualified Stock Option Agreement under 2001 Stock Option and Incentive Plan (Exhibit 4.3) (B)

4.4            2001 Employee Stock Purchase Plan (Exhibit 4.4) (B)

4.5 2001 Employee Stock Purchase Plan Enrollment/Authorization Form (Exhibit 4.5) (B)

4.6            2001 Non-Employee Director Stock Option Plan (Exhibit 4.6) (B)

4.7 Form of Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Exhibit 4.) (B)

10.1 Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between Insightful Corporation and Charles Digate (Exhibit 10.1) (C)

10.2 Loan and Security Agreement, dated March 29, 2002, by and between Insightful Corporation and Silicon Valley Bank (D)

10.3 Negative Pledge Agreement, dated March 29, 2002, by and between Insightful Corporation and Silicon Valley Bank (D)

----------------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-20992) for the period ended September 30, 2001, filed on November 14, 2001.
(B) Incorporated by reference to the designated exhibit included with Insightful's Registration Statement on Form S-8 (No. 333-64724), filed on July 6, 2001.
(C) Incorporated by reference to the designated exhibit included in Insightful's Current Report on Form 8-K (No. 0-20992), filed on January 31, 2002.
(D)  Filed  herewith.

     (b)    Reports on Form 8-K.

     On January 28, 2002, we filed a Current Report on Form 8-K dated January 7, 2002 announcing the preliminary Q4 2001 and year ended December 31, 2001 operating results.

     On January 31, 2002, we filed a Current Report on Form 8-K dated January 9, 2002 reporting the final satisfaction of a full recourse promissory note in favor of the Company by Charles Digate and providing the Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the Company and Charles Digate

     On February 5, 2002, we filed a Current Report on form 8-K dated January 31, 2002 announcing the results for the fourth quarter and year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INSIGHTFUL  CORPORATION

May 13, 2002

                                   By:  /s/  SHAWN F. JAVID
                                        ----------------------------------------
                                        Shawn F. Javid
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

May 13, 2002

                                   By:  /s/  SARWAT  H.  RAMADAN
                                        ----------------------------------------
                                        Sarwat  H.  Ramadan
                                        Vice President, Chief Financial Officer,
                                        Treasurer  and  Secretary  (Principal
                                        Financial  and  Accounting  Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------------  -----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (A)

3.2            Amended and Restated Bylaws of the Registrant (Exhibit 3.2) (A)

4.1            2001 Stock Option and Incentive Plan (Exhibit 4.1) (B)

4.2 Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan (Exhibit 4.2) (B)

4.3 Form of Non-Qualified Stock Option Agreement under 2001 Stock Option and Incentive Plan (Exhibit 4.3) (B)

4.4            2001 Employee Stock Purchase Plan (Exhibit 4.4) (B)

4.5 2001 Employee Stock Purchase Plan Enrollment/Authorization Form (Exhibit 4.5) (B)

4.6            2001 Non-Employee Director Stock Option Plan (Exhibit 4.6) (B)

4.7 Form of Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Exhibit 4.) (B)

10.1 Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between Insightful Corporation and Charles Digate (Exhibit 10.1) (C)

10.2 Loan and Security Agreement, dated March 29, 2002, by and between Insightful Corporation and Silicon Valley Bank (D)

10.3 Negative Pledge Agreement, dated March 29, 2002, by and between Insightful Corporation and Silicon Valley Bank (D)

----------------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-20992) for the period ended September 30, 2001, filed on November 14, 2001.
(B) Incorporated by reference to the designated exhibit included with Insightful's Registration Statement on Form S-8 (No. 333-64724), filed on July 6, 2001.
(C) Incorporated by reference to the designated exhibit included in Insightful's Current Report on Form 8-K (No. 0-20992), filed on January 31, 2002.
(D)  Filed  herewith.