Form 10-Q
period 2002-06-30
INSIGHTFUL CORP
filed 2002-08-14
CIK 895095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __ TO ___

                        COMMISSION FILE NUMBER 0-020992

                              --------------------

                             INSIGHTFUL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      04-2842217
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                     IDENTIFICATION NO.)


      1700 WESTLAKE AVENUE NORTH, SUITE 500, SEATTLE, WASHINGTON 98109-3044
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (206) 283-8802
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                              --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

                              --------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes [X]   No [ ]

As of August 12, 2002, there were 11,487,265 shares of Common Stock, $0.01 par value per share, outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
  ITEM 1.     Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 .   1

                Consolidated Statements of Operations for the three and six months
                ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .   2

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .   3

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .   4

  ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   9

  ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk. . . . . . . .  23

PART II         OTHER INFORMATION

  ITEM 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

  ITEM 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . .  23

  ITEM 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  24

  ITEM 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

  ITEM 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . .  26

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                   INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2002           2001
                                                                                   =============  =============
                                     ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,027,297   $   6,277,869
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .      3,329,926       3,688,022
    Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,077,461       1,003,412
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        150,608          70,406
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        535,892         252,962
                                                                                   -------------  -------------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     11,121,184      11,292,671

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,078,551       2,052,374
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,029,738       1,874,124
Other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        328,950         374,172
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,210         101,495
                                                                                   -------------  -------------

        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,620,633   $  15,694,836
                                                                                   =============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations and equipment financings. . . .   $     81,195   $      44,163
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        935,707       1,374,665
    Accrued expenses and other current liabilities . . . . . . . . . . . . . . .      2,222,446       3,021,100
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,607,442       3,818,258
                                                                                   -------------  -------------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      7,846,790       8,258,186

Capital lease obligations and equipment financings, less current portion                374,910               -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none. . . . . . . . . . . . . . . . . . . . . . . . .              -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,487,265 and 11,326,441, shares at June 30, 2002 and
      December 31, 2001, respectively. . . . . . . . . . . . . . . . . . . . . .        114,873         113,264
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .     34,278,084      33,866,997
  Deferred stock-based compensation. . . . . . . . . . . . . . . . . . . . . . .       (293,275)       (382,145
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,707,973)    (25,799,723
  Subscription receivable from director. . . . . . . . . . . . . . . . . . . . .              -        (380,843
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . . . .          7,224          19,100
                                                                                   -------------  -------------

        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .      7,398,933       7,436,650
                                                                                   -------------  -------------

        Total liabilities and stockholders' equity . . . . . . . . . . . . . . .   $ 15,620,633   $  15,694,836
                                                                                   =============  =============

          The accompanying notes are an integral part of these consolidated financial statements.

                                        INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             ================================  ==============================
                                                                  2002             2001            2002            2001
                                                             =============  =================  ===========  =================
Revenues:
    Software-related:
      Software licenses  . . . . . . . . . . . . . . . .     $   1,237,226   $     1,969,384   $ 2,796,477   $     3,779,612
      Software maintenance . . . . . . . . . . . . . . .         1,489,596         1,264,831     2,816,527         2,553,442
                                                             --------------  ----------------  ------------  ----------------
        Total software-related revenue . . . . . . . . .         2,726,822         3,234,215     5,613,004         6,333,054
    Professional services and other. . . . . . . . . . .         1,155,678         1,415,003     2,660,770         2,420,585
                                                             --------------  ----------------  ------------  ----------------
        Total revenues . . . . . . . . . . . . . . . . .         3,882,500         4,649,218     8,273,774         8,753,639
                                                             --------------  ----------------  ------------  ----------------
Cost of Revenues:
    Software related . . . . . . . . . . . . . . . . . .           313,270           442,773       656,466           925,587
    Professional services and other. . . . . . . . . . .         1,144,367         1,044,890     2,299,621         1,915,308
                                                             --------------  ----------------  ------------  ----------------
        Total cost of revenues . . . . . . . . . . . . .         1,457,637         1,487,663     2,956,087         2,840,895
                                                             --------------  ----------------  ------------  ----------------
        Gross profit . . . . . . . . . . . . . . . . . .         2,424,863         3,161,555     5,317,687         5,912,744
                                                             --------------  ----------------  ------------  ----------------
Operating Expenses:
    Sales and marketing. . . . . . . . . . . . . . . . .         1,686,965         1,373,030     3,400,740         2,762,543
    Research and development . . . . . . . . . . . . . .         2,195,537         2,008,829     4,214,527         3,903,848
    Less-Funded research . . . . . . . . . . . . . . . .        (1,252,850)       (1,373,893)   (2,507,432)       (2,729,893)
                                                             --------------  ----------------  ------------  ----------------
        Research and development, net. . . . . . . . . .           942,687           634,936     1,707,095         1,173,955
    General and administrative . . . . . . . . . . . . .           728,558           776,810     1,309,271         1,499,464
    Amortization of goodwill . . . . . . . . . . . . . .                 -            16,339             -            32,765
    Amortization of other intangibles. . . . . . . . . .            49,608                 -        94,620                 -
    Amortization of stock-based compensation . . . . . .            44,435                 -        88,870                 -
                                                             --------------  ----------------  ------------  ----------------
        Total operating expenses . . . . . . . . . . . .         3,452,253         2,801,115     6,600,596         5,468,727
                                                             --------------  ----------------  ------------  ----------------
        Income (loss) from continuing operations . . . .        (1,027,390)          360,440    (1,282,909)          444,017
Interest and other income. . . . . . . . . . . . . . . .            29,100            86,350        83,679           193,819
Interest expense . . . . . . . . . . . . . . . . . . . .            (2,890)           (5,524)       (6,028)          (11,508)
                                                             --------------  ----------------  ------------  ----------------
    Income (loss) before income taxes. . . . . . . . . .        (1,001,180)          441,266    (1,205,258)          626,328
Income tax expense . . . . . . . . . . . . . . . . . . .            18,430            19,748        30,098            29,333
                                                             --------------  ----------------  ------------  ----------------
    Income (loss) from continuing operations . . . . . .        (1,019,610)          421,518    (1,235,356)          596,995
Discontinued operations:
    Loss from discontinued operations, net of tax. . . .                 -                 -             -          (737,411)
    Gain on disposal of discontinued operations, net
    of tax . . . . . . . . . . . . . . . . . . . . . . .           327,106                 -       327,106         3,492,663
                                                             --------------  ----------------  ------------  ----------------
        Net income (loss). . . . . . . . . . . . . . . .     $    (692,504)  $       421,518   $  (908,250)  $     3,352,247
                                                             ==============  ================  ============  ================
Basic income (loss) per share-continuing operations. . .     $       (0.09)  $          0.04   $     (0.11)  $          0.06
                                                             ==============  ================  ============  ================
Diluted income (loss) per share-continuing operations. .     $       (0.09)  $          0.04   $     (0.11)  $          0.05
                                                             ==============  ================  ============  ================
Basic income (loss) per share-discontinued operations. .     $        0.03   $          0.00   $      0.03   $          0.26
                                                             ==============  ================  ============  ================
Diluted income (loss) per share-discontinued operations.     $        0.03   $          0.00   $      0.03   $          0.25
                                                             ==============  ================  ============  ================
Basic net income (loss) per share. . . . . . . . . . . .     $       (0.06)  $          0.04   $     (0.08)  $          0.32
                                                             ==============  ================  ============  ================
Diluted net income (loss) per share. . . . . . . . . . .     $       (0.06)  $          0.04   $     (0.08)  $          0.30
                                                             ==============  ================  ============  ================
Weighted average number of common shares outstanding . .        11,273,685        10,732,334    11,231,160        10,730,601
                                                             ==============  ================  ============  ================
Weighted average number of common shares outstanding
  assuming dilution. . . . . . . . . . . . . . . . . . .        11,273,685        10,966,638    11,231,160        10,903,729
                                                             ==============  ================  ============  ================

                 The accompanying notes are an integral part of these consolidated financial statements.

                              INSIGHTFUL  CORPORATION  AND  SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         ===============================
                                                                              2002            2001
                                                                         ==============  ===============
Operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (908,250)  $    3,352,247
  Less-Income from discontinued operations. . . . . . . . . . . . . . .       (327,106)      (2,755,252)
                                                                         --------------  ---------------
      Income (loss) from continuing operations. . . . . . . . . . . . .     (1,235,356)         596,995
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .        593,084          314,981
    Amortization of stock-based compensation. . . . . . . . . . . . . .         88,870                -
    Currency translation adjustment . . . . . . . . . . . . . . . . . .        (19,802)         164,210
    Changes in current assets and liabilities:
      Accounts and other receivables. . . . . . . . . . . . . . . . . .        284,047         (282,528)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        (80,202)          58,678
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (282,930)        (369,431)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       (438,958)         637,514
      Accrued expenses, payroll and other current liabilities . . . . .       (377,195)         (70,721)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .        789,184         (381,028)
                                                                         --------------  ---------------
        Net cash (used in) provided by continuing operating activities.       (679,258)         668,670
                                                                         --------------  ---------------
Investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . . .       (524,642)        (555,396)
  Decrease (increase) in other assets . . . . . . . . . . . . . . . . .         39,285         (276,674)
  Capitalized patent costs. . . . . . . . . . . . . . . . . . . . . . .        (21,136)               -
  Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (175,949)               -
                                                                         --------------  ---------------
        Net cash (used in) investing activities . . . . . . . . . . . .       (682,442)        (832,070)
                                                                         --------------  ---------------
Financing activities:
  Payments on capital lease obligations and equipment financings. . . .        (37,906)         (71,917)
  Cash received on subscription receivable from director. . . . . . . .        380,843                -
  Proceeds from equipment financings. . . . . . . . . . . . . . . . . .        449,848                -
  Proceeds from exercise of stock options, and employee stock
      purchase plan . . . . . . . . . . . . . . . . . . . . . . . . . .        412,696           65,190
                                                                         --------------  ---------------
        Net cash provided by (used in) financing activities . . . . . .      1,205,481           (6,727)
                                                                         --------------  ---------------
Net cash (used in) continuing operations. . . . . . . . . . . . . . . .       (156,219)        (170,127)
                                                                         --------------  ---------------
Net cash (used in) provided by discontinued operations. . . . . . . . .        (94,353)       5,953,604
                                                                         --------------  ---------------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . .       (250,572)       5,783,477
                                                                         --------------  ---------------
Cash and cash equivalents, beginning of period. . . . . . . . . . . . .      6,277,869        3,745,112
                                                                         --------------  ---------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .  $   6,027,297   $    9,528,589
                                                                         ==============  ===============
Supplemental disclosure of cash flow information:
  Cash paid  for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,028   $       11,508
                                                                         ==============  ===============
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      30,098   $       19,748
                                                                         ==============  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  JUNE 30, 2002

(1)    DESCRIPTION  OF  BUSINESS

  (a)    CONTINUING  OPERATIONS

     Insightful Corporation and subsidiaries provide enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. As a supplier of software and services for statistical data mining, business analytics, knowledge access, and information retrieval, Insightful enables clients to gain intelligence from numerical data, text, and images.

     Insightful products include InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(TM). Insightful consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     Insightful has been delivering data analysis solutions for fifteen years to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications, manufacturing, plus government and research institutions.

     Headquartered in Seattle, Washington, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom with distributors around the world.

  (b)    DISCONTINUED  OPERATIONS

     On January 23, 2001, Insightful sold the operations of its Engineering and Education Products Division (EEPD). The assets of EEPD were transferred to a newly created wholly owned subsidiary and then sold to a third party for cash proceeds of $7,000,000. The sale of EEPD resulted in a gain of $3,492,663 for the six months ended June 30, 2001, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities included accruals related to a contingency resulting from the disposition. As of June 30, 2002, the contingency was resolved and the accrued liabilities related to this contingency were removed from the balance sheet and are reflected in the statement of operations as a gain on disposal of discontinued operations.

     The results of EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

     Components of income (loss) from discontinued operations are as follows:


                                              SIX MONTHS
                                            ENDED JUNE 30,
                                                 2001
                                           ================
        Revenues                           $        74,000
                                           ----------------
        Costs and Expenses                       ( 811,000)
                                           ----------------
        Loss from Discontinued Operations  $      (737,000)
                                           ================

(2)    SIGNIFICANT  ACCOUNTING  POLICIES

  (a)    UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)
                                  JUNE 30, 2002

  (b)    PRINCIPLES  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


  (c)    REVENUE  RECOGNITION

     Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. Insightful has established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale.

     Insightful offers maintenance contracts on certain of its products, as well as consulting and training services. Maintenance revenue is recognized ratably over the term of the related contracts, generally one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

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

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)
                                  JUNE 30, 2002

intangible assets unless they have finite useful lives, and, instead, establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

     As required under the transition provisions of SFAS 142, the Company applied the non-amortization provisions of SFAS 142 for goodwill to all business combinations completed after June 30, 2001. The Company adopted SFAS 142 in its entirety on January 1, 2002. The accompanying 2002 consolidated financial statements do not provide for amortization of goodwill, representing the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting (with a June 30, 2002 balance of $2,029,738). Pursuant to SFAS 142, goodwill is evaluated for impairment using a two-step approach. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. The transitional requirements of SFAS 142 require that Phase 1 of the analysis be completed within the first six months of adoption using the measurement date as of the beginning of the fiscal year. Insightful completed its first phase impairment analysis, based on a January 1, 2002 measurement date, during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary as of June 30, 2002. Insightful will continue to evaluate goodwill for impairment on an annual basis or as indicators of impairment arise.

     Insightful's net loss and income for the six months ended June 30, 2002 and 2001, adjusted to exclude goodwill amortization was as follows:

                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             ================================  ============================
                                                  2002              2001           2002           2001
                                             ==============  ================  ===========  ===============

Reported net income (loss) . . . . . . . . . $    (692,504)  $      (421,518)  $ (908,250)  $     3,352,247
Add back goodwill amortization, net of tax .             -            16,339            -            32,765
                                             --------------  ----------------  -----------  ---------------

Adjusted net income (loss) . . . . . . . . . $    (692,504)  $      (405,179)  $ (908,250)  $     3,385,012
                                             ==============  ================  ===========  ===============

     There was no significant impact on basic or diluted income or loss per share due to the amortization of goodwill, net of taxes.

     During the six months ended June 30, 2002, goodwill of $125,474 and other intangible assets of $31,333 were acquired through the purchase of the German data analysis business completed on January 1, 2002 (See Note 9). Balances are contingent upon the final purchase price allocation and are subject to change.

     All other intangibles were acquired subsequent to June 30, 2001. As of June 30, 2002, other intangibles consisted of the following:


                                GROSS                        OTHER
                              CARRYING    ACCUMULATED     INTANGIBLES,
                               AMOUNT     AMORTIZATION        NET
                             ==========  ==============  =============
Non-compete agreements . . .  $ 177,120  $     (57,743)  $     119,377
Customer relationships . . .    164,158        (61,561)        102,597
Capitalized patent expenses.    131,704        (24,728)        106,976
                             ----------  --------------  -------------

Other intangibles  . . . . .  $ 472,982  $    (144,032)  $     328,950
                             ==========  ==============  =============


     Other intangibles are scheduled to be fully amortized by December 31, 2003 with corresponding amortization estimated to be $129,994 and $198,956, for the remainder of 2002 and 2003, respectively.

(4)    LINE  OF  CREDIT

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at SVB's prime rate, which was 4.75% as of June 30, 2002, plus 1%. As of June 30, 2002, Insightful had no outstanding borrowings under the working capital facility.

     The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at June 30, 2002.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                  JUNE 30, 2002

(5)    EQUIPMENT  TERM  LOAN

     In March 2002, Insightful entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and the advances bear interest at SVB's prime rate, which was 4.75% as of June 30, 2002, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. As of June 30, 2002, borrowings under this equipment term loan totaled $450,000.

     The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at June 30, 2002.

(6)    NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued subject to restrictions are excluded from the calculation. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents (including stock options and warrants), unless their effect on earnings per share from continuing operations is anti-dilutive.

     A reconciliation of basic and diluted shares outstanding is as follows:


                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ============================  ==========================
                                                2002           2001          2002          2001
                                            ============  ==============  ==========  ==============
Weighted average common shares outstanding .  11,273,685      10,732,334  11,231,160      10,730,601
Effect of dilutive stock options . . . . . .           -         234,304           -         173,128
                                            ------------  --------------  ----------  --------------

Weighted average common shares outstanding
  assuming dilution  . . . . . . . . . . . .  11,273,685      10,966,638  11,231,160      10,903,729
                                            ============  ==============  ==========  ==============

     The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:


                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ============================   =========================
                                                     2002           2001           2002          2001
                                                 ============  ==============   ==========  =============
Weighted average antidilutive stock options and
  warrants . . . . . . . . . . . . . . . . . . .    3,245,370       1,875,941    3,245,370     1,875,941
                                                 ============  ==============    =========    ==========

(7)    OTHER  COMPREHENSIVE  INCOME  (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss), which the Company currently reports, are foreign translation adjustments. Total comprehensive income (loss) is as follows:


                                               THREE MONTHS   ENDED JUNE 30,    SIX MONTHS   ENDED JUNE 30,
                                              ===============================  =============================
                                                   2002            2001            2002           2001
                                              ==============  ===============  ============  ===============
Net income (loss). . . . . . . . . . . . . .  $    (692,504)  $       421,518  $  (908,250)  $     3,352,247
Change in cumulative translation adjustment.         36,389            97,034      (11,876)          164,210
                                              --------------  ---------------  ------------  ---------------

Comprehensive income (loss). . . . . . . . .  $    (656,115)  $       518,552  $  (920,126)  $     3,516,457
                                              ==============  ===============  ============  ===============

(8)    SEGMENT  REPORTING

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Insightful currently operates in a single business segment related to data mining, analysis and knowledge access software and services. No additional disclosure is required.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                  JUNE 30, 2002

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

(10)    SUBSEQUENT  EVENT

     In July 2002, in response to Insightful's results for the second quarter of 2002 as well as the near term outlook, Insightful implemented a workforce reduction of 25 employees, which represented 17% of Insightful's employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $600,000, related to employee severance and termination benefits. All termination benefits will be paid by December 31, 2002.

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

DESCRIPTION  OF  THE  COMPANY

     We provide enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. As a supplier of software and services for statistical data mining, business analytics, knowledge access, and information retrieval, we enable clients to gain intelligence from numerical data, text, and images.

     Our products include InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(TM). Our consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     We have been delivering data analysis solutions for fifteen years to thousands of companies in financial services, pharmaceuticals, biotechnology, telecommunications, manufacturing, plus government and research institutions.

     Headquartered in Seattle, Washington, we have offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom with distributors around the world.

HISTORY  OF  OPERATIONS

     Insightful was originally incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986.

     As of December 31, 1999 we operated three divisions consisting of our Seattle, Washington, based Data Analysis Products Division, or DAPD, and our Massachusetts based Engineering and Education Products Division, or EEPD, and FreeScholarships.com, or FSC. In September 2000, we discontinued operations of our internet business, FSC. We sold the EEPD division on January 23, 2001. Following the closing of our internet business FSC in September 2000 and the sale of our EEPD in January 2001, we relocated our headquarters from Boston, Massachusetts, to Seattle, Washington, where DAPD is located. This business was acquired by Mathsoft in June 1993 through the acquisition of substantially all the assets of Statistical Sciences, Inc.

     In June of 2001, the stockholders voted to change our company name to Insightful Corporation from MathSoft, Inc. and to change our jurisdiction of incorporation from Massachusetts to Delaware.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have based our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue recognition rules for software companies are complex and subject to constant refinement. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     We record revenue in accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

     We offer maintenance contracts, training and consulting services on certain of our products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

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

Bad Debts

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts and reviewing the current credit-worthiness of each customer. Customer credit worthiness is subject to many business and finance risks facing each customer as is subject to sudden changes.

Impairment of Goodwill and Other Intangible Assets

     We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

     Goodwill represents the excess of the purchase price over the fair value of net tangible assets acquired. Before 2002, we amortized goodwill and other intangibles on a straight-line basis over lives ranging from two to five years. With required adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, we no longer amortize goodwill and other intangibles with indefinite lives to earnings. Instead goodwill will be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period in which they are identified. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

     Total revenues, which consist of software license, maintenance and service revenues, were $3,883,000 for the three months ended June 30, 2002, and $4,649,000 for the three months ended June 30, 2001, representing a decrease of $766,000, or 16.5% between these periods. Total revenues were $8,274,000 for the six months ended June 30, 2002, and $8,754,000 for the six months ended June 30, 2001, representing a decrease of $480,000, or 5.5% between these periods.

     Software related revenues (software licenses, subscriptions and maintenance) accounted for 70.2% of total revenues and decreased 15.7% from $3,234,000 for the three months ended June 30, 2001 to $2,727,000 for the three months ended June 30, 2002. Software related revenues accounted for 67.8% of total revenues and decreased 11.4% from $6,333,000 for the six months ended June 30, 2001 to $5,613,000 for the six months ended June 30, 2002. We believe this decrease resulted primarily from the generally weak economic environment that has adversely affected corporate spending on information technology in many of the industries that Insightful serves as well as lower productivity from our sales forces worldwide.

     Professional services revenues generated from consulting and training activities represented 29.8% of total revenues and decreased 18.3% from $1,415,000 for the three months ended June 30, 2001 to $1,156,000 for the three months ended June 30, 2002. We believe decrease in professional services revenues in the second quarter of 2002 resulted primarily from the generally weak economic conditions that have adversely affected corporate spending as well as lower utilization of our consulting resources worldwide. Professional services revenues represented 32.2% of total revenues and increased 9.9% from $2,421,000 for the six months ended June 30, 2001 to $2,661,000 for the six months ended June 30, 2002. The revenue growth in professional services for the six month period is primarily attributable to worldwide expansion of the Company's consulting resources in the pharmaceutical and CRM markets in the US and Europe.

     Revenues from international operations were $1,281,000 for the three months ended June 30,2002, and $856,000 for the three months ended June 30, 2001. Revenues from international operations were $3,071,000 for the six months ended June 30,2002, and $1,760,000 for the six months ended June 30, 2001. This represents an increase of $425,000, or 49.7%, and $1,311,000, or 74.5%, in each respective period. This increase resulted primarily from Insightful's expansion in international channels and investment in additional sales and consulting resources in Europe.

COST OF REVENUES

     Total cost of revenues were $1,458,000 for the three months ended June 30, 2002, and $1,488,000 for the three months ended June 30, 2001, representing a decrease of $30,000, or 2.0% between these periods. Total cost of revenues were $2,956,000 for the six months ended June 30, 2002, and $2,841,000 for the six months ended June 30, 2001, representing an increase of $115,000, or 4.0% between these periods. The increase in total cost of revenues for the six-month period ended June 30, 2002 as compared to the same period in 2001 resulted primarily from additional sales and consulting resources in Europe. The increase in total cost of revenues as a percentage of total revenues was primarily attributable to a product mix shift toward lower margin services such as consulting.

     The cost of software licenses, which consists of royalties for third-party software, product media, product duplication and manuals, decreased as a percentage of total software related revenues to 11.5% from 13.7% for the three months ended June 30, 2002 and 2001, respectively. The cost of software licenses decreased as a percentage of total software related revenues to 11.7% from 14.6% for the six months ended June 30, 2002 and 2001, respectively. This decrease resulted primarily from the increase in maintenance revenue as a percent of total software related revenues to 54.6% from 38.6% for the three months ended June 30, 2002 and 2001, respectively, and to 50.2% from 40.3% for the six months ended June, 2002 and 2001, respectively. Maintenance revenue carries a low cost of sales component. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language in exchange for royalties, which are included in the cost of software licenses.

     The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The cost of professional services was $1,144,000 and $1,045,000 for the three months ended June 30, 2002 and 2001, respectively, and $2,300,000 and $1,915,000 for the six months ended June 30, 2002 and 2001, respectively, representing an increase of $99,000 or 9.5% and $385,000 or 20.1% in each respective period. The increase in cost of professional services was primarily due to increased investment in professional services resources, including acquired businesses, to help the Company scale and leverage additional product sales. The cost of professional services increased as a percentage of total professional services revenues to 99.0% from 73.8% for the three months ended June 30, 2002 and 2001, respectively, and to 86.4% from 79.1% for the six months ended June 30, 2002 and 2001, respectively. This increase in the cost of professional services as a percentage of total professional services revenue resulted primarily from a lower than anticipated level of corporate spending for our services due to the generally weak economic environment combined with an increase in investment by us on consulting and training resources.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses were $1,687,000 and $1,373,000 for the three months ended June 30, 2002 and 2001, respectively, and $3,401,000 and $2,763,000 for the six months ended June 30, 2002 and 2001, respectively, representing increases of approximately 23.1% for both periods. This increase primarily reflected additions to the sales force to expand our sales opportunities, as well as additional marketing expenses to communicate Insightful's new positioning as a company focusing on data analysis software and services.

     Net research and development expenses increased 48.5%, from $635,000 for the three months ended June 30, 2001 to $943,000 for the three months ended June 30, 2002, and increased as a percentage of total revenues from 13.7% to 24.3%, respectively. Net research and development expenses increased 45.4%, from $1,174,000 for the six months ended June 30, 2001 to $1,707,000 for the six months ended June 30, 2002, and increased as a percentage of total revenues from 13.4% to 20.6%, respectively. Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors. The overall increase in net research and development expenses was primarily attributable to investments in new product development, as well as ongoing investments in enhancing current products, combined with a decrease in research funding. Funded research, which consists primarily of government grants for research projects, decreased 8.8%, from $1,374,000 for the three months ended June 30, 2001 to $1,253,000 for the three months ended June 30, 2002. Funded research, which consists primarily of government grants for research projects, decreased 8.2%, from $2,730,000 for the six months ended June 30, 2001 to $2,507,000 for the six months ended June 30, 2002. The decrease in funded research is attributable to a decrease in awards granted and a delay in government financing.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities, decreased 6.2% from $777,000 for the three months ended June 30, 2001 to $729,000 for the three months ended June 30, 2002. General and administrative expenses decreased 12.7% from $1,499,000 for the six months ended June 30, 2001 to $1,309,000 for the six months ended June 30, 2002. The decrease in general and administrative costs during the first half of 2002 in comparison to the first half of 2001 relates to the reduction of costs associated with management's actions to reduce expenses and the discontinuation of expenses relating to divesting the MathSoft

Engineering and Educations Products Division and migrating the corporate headquarters from Cambridge, Massachusetts to Seattle, Washington.

     Amortization of goodwill and other intangibles increased from $16,000 for the three months ended June 30, 2001 to $50,000 for the three months ended June 30, 2002. For the six months ended June 30, 2001 and 2002, amortization of goodwill and other intangibles increased from $33,000 to $95,000, respectively. This increase is attributable to an increase in other intangibles with finite useful lives as a result of business acquisitions completed in the third quarter of 2001 and first quarter of 2002. In accordance with SFAS 142, "Goodwill and Other Intangibles", we have discontinued amortizing goodwill originating in business combinations completed prior to June 30, 2001, which effectively decreased the amortization expense that would have been recognized by approximately $16,000 for the three months ended June 30, 2002 and $33,000 for the six months ended June 30, 2002.

     Amortization of deferred stock-based compensation totaled $44,000 and $89,000 for the three and six months ended June 30, 2002, respectively, and relates to restricted stock issued as part of the acquisition of Predict AG in the third quarter of 2001. The value of the restricted shares is being amortized over a three-year vesting period using a graded vesting approach.

NET OPERATING RESULTS FROM CONTINUING OPERATIONS

     The net loss from continuing for the three months ended June 30, 2002 was $1,027,000 compared to net income from continuing operations of $360,000 for the three months ended June 30, 2001. The net loss from continuing operations for the six months ended June 30, 2002 was $1,283,000 compared to net income from continuing operations of $444,000 for the six months ended June 30, 2001. The net loss for the three and six months ended June 30, 2002, reflects a decrease in software revenues mostly due to prevailing economic conditions as well as a change in the revenue mix toward lower margin service revenues which, in turn, negatively impacted net income. The net loss was further affected by new acquisition related amortization and deferred compensation charges of $94,000 and $183,000 for the three and six months ended June 30, 2002, respectively.

INTEREST AND OTHER INCOME

     Total interest and other income was $29,000 and $86,000 for the three months ended June 30, 2002 and 2001, respectively, and $84,000 and $194,000 for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $57,000 or 66.3% and $110,000 or 56.8% in each respective period. The decrease in interest income and other income was primarily due to a decrease in cash and cash equivalents upon which we earn interest as well as a decrease in the prevailing interest rates.

DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful transferred the assets of EEPD to a newly created wholly owned Insightful subsidiary that was then sold to a third party for cash proceeds of $7,000,000. As a result of this transaction, Insightful has recorded the operations of EEPD as discontinued operations.

     The net gain of $3,493,000 on the sale of EEPD, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs, is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the six months ended June 30, 2001. The liabilities arising from the sale of EEPD included accruals related to a contingency resulting from the disposition. As of June 30, 2002, the contingency was resolved and the accrued liabilities related to this contingency were removed from the balance sheet and are reflected in the statement of operations as a gain on disposal of discontinued operations for the three and six month periods ended June 30, 2002.

     EEPD's operating loss totaling $737,000 represents revenues earned of approximately $74,000, offset by costs and expenses totaling approximately $811,000 for the 23-day period ending January 23, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2001 amounted to $6,278,000. Insightful's continuing operations resulted in net cash outflows of $679,000 for the six months ended June 30, 2002. Operating cash outflows for the six months ended June 30, 2002 were primarily the result of a loss from continuing operations adjusted for noncash depreciation and amortization, a large increase in prepaid expenses due to a prepaid royalty of $450,000 made annually and decreases in accounts receivable and current liabilities.

     Investing activities in the first half of 2002 resulted in cash outflows of $682,000, primarily due to capital expenditures of $525,000 related to continuing operations and $176,000 for acquisitions and related transaction expenses.

     Financing activities provided cash inflows of $1,205,000 in the first half of 2002 primarily due to proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, proceeds from equipment financing and receipt of an outstanding subscription receivable.

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at SVB's prime rate, which was 4.75% as of June 30, 2002, plus 1%.

     In March 2002, Insightful entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and the advances bear interest at SVB's prime rate, which was 4.75% as of June 30, 2002, plus 1%.

     These credit facilities will be utilized to finance future capital investments, including technology necessary to support our new product lines. These credit facilities expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand. Advances taken on the equipment term loan totaled $450,000 for the six months ended June 30, 2002.

     Cash outflows for discontinued operations relating to employee severance and termination benefits amounted to $94,000, which brought the cash and cash equivalent balance at June 30, 2002 to $6,027,000.

     At June 30, 2002, Insightful's principal unused sources of liquidity consisted of cash and cash equivalents of $6,027,000. Insightful's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The following are our contractual commitments associated with our operating and capital leases and equipment financings:


                        SIX MONTHS ENDING
                           DECEMBER 31,                  YEAR ENDING DECEMBER 31,
                       ===================
                               2002             2003          2004         2005     2006    THEREAFTER     TOTAL
                       ===================  ============  =============  ========  =======  ===========  ==========
Commitments:
  Capital leases . . .  $            6,257  $          -  $           -  $      -  $     -  $         -  $    6,257
  Equipment financings              15,542       120,480        127,594   135,127   51,105            -     449,848
  Operating leases . .             415,218       835,574        897,178    70,432   32,755       47,623   2,298,780
                        ------------------  ------------  -------------  --------  -------  -----------  ----------
    Total commitments.  $          437,017  $    956,054  $     024,772  $205,559  $83,860  $    47,623  $2,754,885
                        ==================  ============  =============  ========  =======  ===========  ==========

     As of June 30, 2002 we had net operating loss carryforwards of approximately $22 million and research and development credit carryforwards of approximately $3 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we would likely deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute stockholder ownership interest in Insightful.

BUSINESS OUTLOOK

     We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. We believe that the application of data analysis to business problems is still in its infancy. Today, organizations collect far more data, of varied forms, than they actually analyze and meaningfully apply. The analysis of this data can lead to significant improvements in the quality and efficacy of products built, marketed, and sold. Furthermore, there are large amounts of additional information that organizations will collect in the future to drive higher return on investment.

     Recognizing these market trends, over the past two years we have been expanding our portfolio of products beyond statistics to encompass both structured and unstructured data mining. Our newest products, Insightful Miner and InFact, were launched in the first half of 2002 and have higher price points than our statistics products.

     Insightful Miner is the industry's newest, scalable data mining software. Insightful Miner was designed specifically to solve data analysis problems involving data set sizes too large for existing statistical analysis products to handle without ignoring significant data.

     InFact is our new software solution for extracting knowledge from documents containing text, tables of numbers, and images such as graphs, charts, and maps. InFact peruses entire documents and extracts the meaning from each sentence, allowing the user to ask free form, natural language questions and get back precise answers, not just a list of documents that may contain the answer.

     In the second quarter of 2002, we completed our first sale of InFact for approximately $600,000 for licenses and related maintenance through a reseller to the U.S. Government. We deferred 100% of all revenues related to this sale pending the actual installation of the software at the customer's site and the total fulfillment of its potential support obligations to the reseller.

     Over the past year, we have also expanded our U.S. and European sales presence to provide better service for our customers.

     During these challenging economic times, we are focusing on efficiently using our resources to achieve sales while advancing the technological advantages of our products. We have recently taken measures to reduce our workforce in order to facilitate a return to profitability in 2003. This is the second reduction in work force made in the past twelve months and expense cuts were from all functional areas of the company. We are continuing to invest in both our existing and new products, but at a slower pace.

     Looking forward, management expects that the core S-PLUS software business, including desktop and server licenses, will continue to be flat or decline on a quarter-to-quarter basis for the foreseeable future. In addition management forecasts that services revenue for this business will decline for one to two more quarters, as customers are not currently undertaking significant new analytic projects requiring our services in this economic environment.

     We expect to continue to win deals for Insightful Miner and InFact. However, these products are new, unproven and customer acceptance may take a considerable amount of time. Further, there is no guarantee that competitors will not offer comparable or better products. The past couple of quarters indicate that many of the private sector customers we have contacts with are currently unable or unwilling to undertake significant capital expenditure in this economic climate. As a result, our expectations are that sales for our new products will continue to be intermittent on a quarter-by-quarter basis and that the best short-term opportunities exist in the public sector. However, we remain positive about the longer term potential that these products provide in the private sector.

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

  IF WE ARE UNABLE TO PENETRATE NEW VERTICAL AND END-USER MARKETS WITH OUR CURRENT AND FUTURE PRODUCTS, THE GROWTH OF OUR BUSINESS WILL BE LIMITED.

     We currently serve a relatively small number of customers in a narrow market, and we believe that the statistics market we currently serve with the S-PLUS product family will grow at a slower rate than it has in the past. In order to grow our business at a satisfactory rate, we will need to expand into new end-user markets and new vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to invest in the expansion of our statistics product and service offerings beyond the "statistics guru" segment into the business mainstream, in the expansion of our product and service offerings into new vertical markets, and in the development of our data mining, business analytics, and knowledge access products. These simultaneous investments may strain our financial resources and diffuse management's time and attention. If any of these initiatives fails, or if we fail to maintain adequate revenues from our traditional business during the transition to any of these initiatives, our business will not grow and could fail.

  IF WE ARE UNSUCCESSFUL IN THE MARKETING AND SELLING OF OUR NEWEST PRODUCTS, INFACT AND INSIGHTFUL MINER, OUR REVENUE GROWTH WILL BE LIMITED, OUR REVENUES WILL FALL AND WE MAY INCUR MORE LOSSES.

     We expect that our core domestic S-Plus business, including desktop and server licenses, as well as consulting and training revenues, will continue to be flat and possibly down, on a quarter-to-quarter basis for the foreseeable future due to our customers' reductions in information technology spending. We expect that the majority of our revenue growth in 2002 will come from InFact and Insightful Miner, our newest products. We believe that revenues from these new products will help offset potential weakness in our core statistics business. However, we cannot predict the degree to which these new products will achieve market acceptance or the extent to which they will perform as our customers expect. If our new products contain defects or errors, or otherwise do not run as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. Moreover, InFact and Insightful Miner have price points that are more than ten times higher than our core domestic products. We cannot forecast our customers' ability to make such a significant capital expenditure in this economic climate. If our new products do not achieve general market acceptance, our revenue growth will be limited. We believe that our ability to effectively expand our business depends on the successful market acceptance of these new products. If we are unsuccessful in selling InFact and Insightful Miner, the growth of our business and our revenue will be limited.

  IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE STATISTICS, DATA MINING, BUSINESS ANALYTICS, AND KNOWLEDGE ACCESS MARKETS, OUR BUSINESS WILL FAIL.

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

     In the data mining, business analytics, and knowledge access markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest, Iphrase, Inktomi and Ask Jeeves / Jeeves Solutions, many of which are much larger than we are. With the exception of SAS and SPSS, these competitors do not currently offer the range of analytical capability that we offer, and as a result are both competitors and potential partners for our technology.

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

  MANY POTENTIAL CUSTOMERS ARE NOT YET AWARE OF THE BENEFITS OF DATA MINING, BUSINESS ANALYTICS, AND KNOWLEDGE ACCESS SOLUTIONS, AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

     The markets for data mining, business analytics, and knowledge access solutions are still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if these markets grow, businesses may purchase our competitors' solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

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

  OUR SALES CYCLE IS VARIABLE, AND SALES DELAYS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD CAUSE A DECLINE IN OUR STOCK PRICE.

     An enterprise's decision to purchase statistics, data mining, business analytics, and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in 2001, and we expect to continue to experience longer sales cycles in 2002. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

     - impairment of goodwill arising as a result of completed or future acquisitions, resulting in a financial loss; and

     -    inability to retain key employees of any acquired businesses.

     If we do not successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future, our business will be harmed.

  WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in the fourth quarter of 2001 and the first half of 2002. As of June 30, 2002, we had an accumulated deficit of $27 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

     In connection with our divestiture of our Engineering and Educational Products Division in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining, business analytics, and knowledge access products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

     -    no history of sustained profitability under our new business model;

     - uncertain growth in the market for, and uncertain market acceptance of, our new solutions;

     - the evolving nature of the data mining, business analytics, and knowledge access markets;

     - reliance on new and unproven products to maintain our revenue projections;

     - the risk that competition, technological change or evolving customer preferences could harm sales of our products or services.

  OUR WORKFORCE REDUCTIONS AND FINANCIAL PERFORMANCE MAY PLACE ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 25 employees in November 2001 and 22 employees in July 2002. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

     Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of net income. In July of 2002, we renegotiated these covenants to exclude the one-time restructuring charge we expect to incur as a result of the July 2002 reduction in our workforce. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

  ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE.

     Our revenue growth and potential for profitability depend on the overall demand for statistics, data mining, business analytics, and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, recent terrorist attacks on the United States, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

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

     As of December 31, 2001, our current officers, directors and affiliated entities together beneficially owned 3,502,348 shares of our common stock (excluding stock options) or approximately 31% of the total shares outstanding. Taken together, this group also held stock options representing 750,625 shares that were vested and exercisable on or before May 3, 2002. As a result, these stockholders may, as a practical matter, be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then current market price of our common stock, which could result in a decrease in our stock price.

OUR STOCK PRICE MAY BE VOLATILE.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $4.44 per share on August 20, 2001 and traded as low as $1.02 per share on July 24, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

     -    future announcements concerning us or our competitors;

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

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on April 17, 2002, stockholders approved the following proposals:

     i. The election of the following Class III Directors for three-year terms expiring at the 2005 annual meeting of stockholders:

                                                    Votes Cast
                                            ---------------------------
                                                  For         Against
                                            --------------  -----------
                     Shawn F. Javid            9,901,669      200,491
                     Mark C. Ozur             10,009,614       92,546

          Current directors whose terms are continuing after the 2002 annual meeting are Christopher H. Covington, Charles J. Digate, Samuel R. Meshberg and Arthur H. Reidel.

     ii. To approve a proposal to amend the 2001 Stock Option and Incentive Plan to increase the number of shares issuable under the plan and provide for certain automatic increases in the number of issuable shares on an annual basis.

                                        Votes Cast
                      ---------------------------------------------
                           For           Against       Abstaining
                      --------------  -------------  --------------
                         3,193,396        797,282         39,631

     iii. To approve a proposal to amend the 2001 Non-Employee Director Stock Option Plan to increase the number of shares issuable under the plan and increase the number of shares automatically granted to non-employee directors.

                                        Votes Cast
                      ---------------------------------------------
                           For           Against       Abstaining
                      --------------  -------------  --------------
                        3,268,241        723,615         38,453

     iv.  To approve a proposal to amend the 2001 Employee Stock Purchase Plan.

                                        Votes Cast
                      ---------------------------------------------
                           For           Against       Abstaining
                      --------------  -------------  --------------
                         9,535,715       529,789         36,656

     v. To ratify the selection of the firm of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2002.

                                        Votes Cast
                      ---------------------------------------------
                           For           Against       Abstaining
                      --------------  -------------  --------------
                        10,070,303        12,542         19,315


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

EXHIBIT
NUMBER                    DESCRIPTION
=======                   ===========
3.1     Amended and Restated Certificate of Incorporation of the Registrant (A)

3.2     Amended and Restated Bylaws of the Registrant (A)

10.1    2001 Stock Option and Incentive Plan (B)

10.2    2001 Employee Stock Purchase Plan (C)

10.3    2001 Non-Employee Director Stock Option Plan (B)

99.1 Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Insightful Corporation as Required by
        Section 906 of Sarbanes-Oxley Act of 2002. (C)


---------------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-20992) for the period ended September 30, 2001, filed on November 14, 2001.
(B) Incorporated by reference to the designated exhibit included with Insightful's Registration Statement on Form S-8 (No. 333-64724), filed on July 3, 2001.
(C)  Filed herewith.

  (b)  Reports on Form 8-K.

     On June 6, 2002, we filed a Current Report on Form 8-K dated June 5, 2002 announcing the election of Samuel R. Meshberg as Chairman of the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 12, 2002

                                       INSIGHTFUL CORPORATION

                                       By:     /s/   Shawn F. Javid
                                          --------------------------------------
                                                     Shawn F. Javid
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)


August 12, 2002

                                       INSIGHTFUL CORPORATION

                                       By:     /s/  SARWAT H. RAMADAN
                                          --------------------------------------
                                                    Sarwat H. Ramadan
                                        Vice President, Chief Financial Officer,
                                           Treasurer and Secretary (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    DESCRIPTION
=======                   ===========
3.1     Amended and Restated Certificate of Incorporation of the Registrant (A)

3.2     Amended and Restated Bylaws of the Registrant (A)

10.1    2001 Stock Option and Incentive Plan (B)

10.2    2001 Employee Stock Purchase Plan (C)

10.3    2001 Non-Employee Director Stock Option Plan (B)

99.1 Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Insightful Corporation as Required by
        Section 906 of Sarbanes-Oxley Act of 2002. (C)


---------------