Form 10-Q
period 2002-09-30
INSIGHTFUL CORP
filed 2002-11-14
CIK 895095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __ TO ___

                         COMMISSION FILE NUMBER 0-020992

                                    ---------

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

                                    ---------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

                                    ---------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ]

As of November 11, 2002, there were 11,517,096 shares of Common Stock, $0.01 par value per share, outstanding.

================================================================================

                                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.   FINANCIAL INFORMATION

  ITEM 1. Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001. . . . . . . . . . . . .     1

           Consolidated Statements of Operations for the three and nine months ended
            September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 . . . .     3

           Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4


  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . .     9


  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . .    24


  ITEM 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

PART II.  OTHER INFORMATION

  ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


  ITEM 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


  ITEM 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . .    25


  ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


  ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2002           2001
                                                                                   --------------  -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .   $    6,229,330  $   6,277,869
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,676,769      3,688,022
   Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,070,075      1,003,412
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          113,152         70,406
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          396,353        252,962
                                                                                   --------------  -------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,485,679     11,292,671

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,067,951      2,052,374
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,029,738      1,874,124
Other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          315,145        374,172
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,824        101,495
                                                                                   --------------  -------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   14,945,337  $  15,694,836
                                                                                   ==============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations and equipment financings . . . .   $      101,103  $      44,163
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,036,300      1,374,665
   Accrued expenses and other current liabilities. . . . . . . . . . . . . . . .        2,177,847      3,021,100
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,803,289      3,818,258
                                                                                   --------------  -------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        8,118,539      8,258,186

Capital lease obligations and equipment financings, less current portion . . . .          348,745              -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
   Authorized-1,000,000 shares
   Issued and outstanding-none . . . . . . . . . . . . . . . . . . . . . . . . .                -              -
  Common stock, $0.01 par value-
   Authorized-20,000,000 shares
   Issued and outstanding-11,518,277 and 11,326,441, shares at
     September 30, 2002 and  December 31, 2001, respectively . . . . . . . . . .          115,183        113,264
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,316,183     33,866,997
Deferred stock-based compensation. . . . . . . . . . . . . . . . . . . . . . . .         (197,598)      (382,145)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (27,753,466)   (25,799,723)
Subscription receivable from director. . . . . . . . . . . . . . . . . . . . . .                -       (380,843)
Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . . . . .           (2,249)        19,100
                                                                                   --------------  -------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .        6,478,053      7,436,650
                                                                                   --------------  -------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .   $   14,945,337  $  15,694,836
                                                                                   ==============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

                                         INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                  --------------------------  --------------------------
                                                                      2002          2001          2002          2001
                                                                  ------------  ------------  ------------  ------------
Revenues:
  Software-related:
    Software licenses . . . . . . . . . . . . . . . . . . . . .   $ 1,511,559   $ 1,566,329   $ 4,308,036   $ 5,345,941
    Software maintenance. . . . . . . . . . . . . . . . . . . .     1,563,295     1,277,578     4,379,822     3,831,020
                                                                  ------------  ------------  ------------  ------------

      Total software-related revenue. . . . . . . . . . . . . .     3,074,854     2,843,907     8,687,858     9,176,961
  Professional services and other . . . . . . . . . . . . . . .       794,846     1,449,729     3,455,616     3,870,314
                                                                  ------------  ------------  ------------  ------------

    Total revenues. . . . . . . . . . . . . . . . . . . . . . .     3,869,700     4,293,636    12,143,474    13,047,275
                                                                  ------------  ------------  ------------  ------------
Cost of Revenues:
  Software related. . . . . . . . . . . . . . . . . . . . . . .       385,282       354,099     1,041,748     1,279,686
  Professional services and other . . . . . . . . . . . . . . .       808,783     1,184,398     3,108,404     3,099,706
                                                                  ------------  ------------  ------------  ------------

      Total cost of revenues. . . . . . . . . . . . . . . . . .     1,194,065     1,538,497     4,150,152     4,379,392
                                                                  ------------  ------------  ------------  ------------

      Gross profit. . . . . . . . . . . . . . . . . . . . . . .     2,675,635     2,755,139     7,993,322     8,667,883
                                                                  ------------  ------------  ------------  ------------
Operating Expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . .     1,665,456     1,452,737     5,066,196     4,215,280
  Research and development. . . . . . . . . . . . . . . . . . .     1,954,431     1,819,832     6,168,958     5,723,680
  Less-Funded research. . . . . . . . . . . . . . . . . . . . .    (1,245,465)   (1,068,743)   (3,752,897)   (3,798,636)
                                                                  ------------  ------------  ------------  ------------
      Research and development, net . . . . . . . . . . . . . .       708,966       751,089     2,416,061     1,925,044
  General and administrative. . . . . . . . . . . . . . . . . .       991,342       538,351     2,300,613     2,037,815
  Amortization of goodwill. . . . . . . . . . . . . . . . . . .             -        16,908             -        49,673
  Amortization of other intangibles . . . . . . . . . . . . . .        50,268         5,801       144,888         5,801
  Amortization of stock-based compensation. . . . . . . . . . .        95,677             -       184,547             -
  Restructuring-related charges . . . . . . . . . . . . . . . .       501,275             -       501,275             -
                                                                  ------------  ------------  ------------  ------------

      Total operating expenses. . . . . . . . . . . . . . . . .     4,012,984     2,764,886    10,613,580     8,233,613
                                                                  ------------  ------------  ------------  ------------

      Income (loss) from continuing operations. . . . . . . . .    (1,337,349)       (9,747)   (2,620,258)      434,270
Interest and other income . . . . . . . . . . . . . . . . . . .        21,894        68,214       105,573       262,033
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .       (12,694)       (5,952)      (18,722)      (17,460)
                                                                  ------------  ------------  ------------  ------------

  Income (loss) before income taxes . . . . . . . . . . . . . .    (1,328,149)       52,515    (2,533,407)      678,843
Income tax (benefit) expense. . . . . . . . . . . . . . . . . .      (182,655)        8,781      (152,557)       38,114
                                                                  ------------  ------------  ------------  ------------

  Net income (loss)  before discontinued operations . . . . . .    (1,145,494)       43,734    (2,380,850)      640,729
Discontinued operations:
  Loss from discontinued operations, net of tax                             -             -             -      (737,411)
  Gain on disposal of discontinued operations, net of tax . . .       100,000             -       427,107     3,492,663
                                                                  ------------  ------------  ------------  ------------

      Net income (loss). . . . . . . . . . . . . . . . . . . . .  $(1,045,494)  $    43,734   $(1,953,743)  $ 3,395,981
                                                                  ============  ============  ============  ============

Basic income (loss) per share- before discontinued operations. .  $     (0.10)  $      0.00   $     (0.21)  $      0.06
                                                                  ============  ============  ============  ============
Diluted income (loss) per share- before discontinued operations   $     (0.10)  $      0.00   $     (0.21)  $      0.06
                                                                  ============  ============  ============  ============
Basic income (loss) per share-discontinued operations. . . . . .  $      0.01   $      0.00   $      0.04   $      0.26
                                                                  ============  ============  ============  ============
Diluted income (loss) per share-discontinued operations. . . . .  $      0.01   $      0.00   $      0.04   $      0.25
                                                                  ============  ============  ============  ============
Basic net income (loss) per share. . . . . . . . . . . . . . . .  $     (0.09)  $      0.00   $     (0.17)  $      0.32
                                                                  ============  ============  ============  ============
Diluted net income (loss) per share. . . . . . . . . . . . . . .  $     (0.09)  $      0.00   $     (0.17)  $      0.31
                                                                  ============  ============  ============  ============

Weighted average number of common shares outstanding . . . . . .   11,312,705    10,857,382    11,258,342    10,772,861
                                                                  ============  ============  ============  ============
Weighted average number of common shares outstanding
  assuming dilution. . . . . . . . . . . . . . . . . . . . . . .   11,312,705    11,604,962    11,258,342    11,137,473
                                                                  ============  ============  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                   INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                              2002               2001
                                                                        -----------------  -----------------
Operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,953,743)  $      3,395,981
  Less-Income from discontinued operations . . . . . . . . . . . . . .          (427,106)        (2,755,252)
                                                                        -----------------  -----------------
      Income (loss) from continuing operations                                (2,380,849)           640,729
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .           926,807            550,615
   Amortization of stock-based amortization. . . . . . . . . . . . . .           184,547                  -
   Currency translation adjustment . . . . . . . . . . . . . . . . . .           (29,275)             7,192
   Changes in current assets and liabilities:
    Accounts and other receivables . . . . . . . . . . . . . . . . . .           944,590           (441,304)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (42,746)           (19,461)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          (143,391)          (230,543)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          (338,365)           282,199
    Accrued expenses, payroll and other current liabilities. . . . . .          (359,679)          (367,475)
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .           985,031             19,208
                                                                        -----------------  -----------------
      Net cash (used in) provided by continuing operating activities .          (253,330)           441,160
                                                                        -----------------  -----------------
Investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . .          (799,420)          (975,261)
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . .            54,671            (75,682)
  Capitalized patent costs . . . . . . . . . . . . . . . . . . . . . .           (55,676)                 -
  Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (175,949)        (1,689,344)
                                                                        -----------------  -----------------
      Net cash (used in) investing activities. . . . . . . . . . . . .          (976,374)        (2,741,287)
                                                                        -----------------  -----------------
Financing activities:
  Payments on capital lease obligations and equipment financings . . .           (44,163)          (118,318)
  Cash received on subscription receivable from director . . . . . . .           380,843                  -
  Proceeds from equipment financings . . . . . . . . . . . . . . . . .           449,848                  -
  Proceeds from exercise of stock options, and employee stock
   purchase plan . . . . . . . . . . . . . . . . . . . . . . . . . . .           451,105            459,093
                                                                        -----------------  -----------------
      Net cash provided by financing activities. . . . . . . . . . . .         1,237,633            340,775
                                                                        -----------------  -----------------
Net cash (used in) continuing operations . . . . . . . . . . . . . . .             7,929         (2,470,254)
                                                                        -----------------  -----------------
Net cash (used in) provided by discontinued operations . . . . . . . .           (56,468)         5,438,555
                                                                        -----------------  -----------------
Net (decrease) increase in cash and cash equivalents . . . . . . . . .           (48,539)         3,479,203
                                                                        -----------------  -----------------
Cash and cash equivalents, beginning of period . . . . . . . . . . . .         6,277,869          3,745,112
                                                                        -----------------  -----------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $      6,229,330   $      7,224,315
                                                                        =================  =================
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         18,722   $          2,417
                                                                        =================  =================
    Income taxes paid, net . . . . . . . . . . . . . . . . . . . . . .  $         35,444   $         38,144
                                                                        =================  =================
    Issuance of common stock in connection with acquisitions . . . . .  $              -   $        790,815
                                                                        =================  =================
    Warrants issued in connection with acquisitions. . . . . . . . . .  $              -   $         41,000
                                                                        =================  =================


    The accompanying notes are an integral part of these consolidated financial statements.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


(1)  DESCRIPTION  OF  BUSINESS

  (a)  CONTINUING OPERATIONS

     Insightful Corporation and subsidiaries provide enterprises with scalable data analysis solutions focused on revealing patterns, trends and relationships. As a supplier of software and services for statistical analysis, data mining and knowledge access, Insightful enables clients to gain intelligence from numerical data, text, and images.

     Insightful products include InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(TM). Insightful consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     Insightful has been delivering data analysis solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

     Headquartered in Seattle, Washington, Insightful has offices in New York City, North Carolina, France, Germany, Switzerland and the United Kingdom with distributors around the world.

  (b)  DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful sold the operations of its Engineering and Education Products Division (EEPD) to a third party for cash proceeds of $7,000,000. The sale of EEPD resulted in a gain of $3,492,663 for the nine months ended September 30, 2001, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities included accruals related to certain contingencies resulting from the disposition. During the nine months ended September 30, 2002, certain of these contingencies were favorably resolved, resulting in a net gain on disposal of discontinued operations of $427,100. As of September 30, 2002, no unresolved contingencies related to the sale of EEPD remain.

     The results of EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

     Components of loss from discontinued operations approximate the following:

                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001
                                                         ------------------
     Revenues . . . . . . . . . . . . . . . . . . . . .  $          74,000
     Costs and Expenses . . . . . . . . . . . . . . . .          ( 811,000)
                                                         ------------------
     Loss from Discontinued Operations. . . . . . . . .  $        (737,000)
                                                         ==================


(2)  SIGNIFICANT  ACCOUNTING  POLICIES

  (a)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


  (b)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


  (c)    REVENUE RECOGNITION

     Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. Insightful has established vendor-specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In the event that vendor-specific objective evidence may not be established for maintenance, and if maintenance is the only remaining significant element of an arrangement, then all revenue associated with the arrangement is recognized ratably starting the month after installation or acceptance, whichever occurs later, to the end of the maintenance period. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale.

     Insightful offers maintenance contracts on certain of its products, as well as consulting and training services. Maintenance revenue is recognized ratably over the term of the related contracts, which is generally one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

     Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

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

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


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

     As required under the transition provisions of SFAS 142, the Company applied the non-amortization provisions of SFAS 142 for goodwill to all business combinations completed after June 30, 2001. The Company adopted SFAS 142 in its entirety on January 1, 2002. The accompanying 2002 consolidated financial statements do not provide for amortization of goodwill, representing the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting (with a September 30, 2002 balance of $2,029,738). Pursuant to SFAS 142, goodwill is evaluated for impairment using a two-step approach. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Insightful completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. The Company will perform its annual goodwill impairment analysis in the fourth quarter of 2002. Should an impairment be indicated, the corresponding charge will be taken at that time.

     Insightful's net loss and income for the nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization was as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------  -------------------------
                                                 2002         2001          2002         2001
                                             ------------  -----------  ------------  -----------
Reported net income (loss) . . . . . . . . . $(1,045,494)  $    43,734  $(1,953,743)  $ 3,395,981
Add back goodwill amortization, net of tax .           -        16,908            -        49,673
                                             ------------  -----------  ------------  -----------

Adjusted net income (loss) . . . . . . . . . $(1,045,494)  $    60,642  $(1,953,743)  $ 3,445,654
                                             ============  ===========  ============  ===========

     There was no significant impact on basic or diluted income or loss per share due to the amortization of goodwill, net of taxes.

     During the nine months ended September 30, 2002, goodwill of $125,474 and other intangible assets of $31,333 were acquired through the purchase of the German data analysis business completed on January 1, 2002 (See Note 9). Balances are contingent upon the final purchase price allocation and are subject to change.

     All other intangibles were acquired subsequent to June 30, 2001. Other intangibles consist of the following:

                                        SEPTEMBER 30, 2002                       DECEMBER 31, 2001
                             ----------------------------------------  ----------------------------------------
                               GROSS        OTHER                       GROSS         OTHER
                             CARRYING    ACCUMULATED    INTANGIBLES,   CARRYING    ACCUMULATED    INTANGIBLES,
                              AMOUNT     AMORTIZATION        NET        AMOUNT     AMORTIZATION        NET
                             ---------  --------------  -------------  ---------  --------------  -------------
Non-compete agreements . .   $ 177,120  $     (75,967)  $     101,153  $ 145,787  $     (18,224)  $     127,563
Customer relationships . .     164,158        (82,081)         82,077    164,158        (20,520)        143,638
Capitalized patent expenses    168,167        (36,252)        131,915    110,568         (7,597)        102,971
                             ---------  --------------  -------------  ---------  --------------  -------------

Other intangibles. . . . .   $ 509,445  $    (194,300)  $     315,145  $ 420,513  $     (46,341)  $     374,172
                             =========  ==============  =============  =========  ==============  =============

     Other intangibles are scheduled to be fully amortized by December 31, 2005 with corresponding amortization estimated to be $53,274, $202,607, $50,355 and $8,909 for the remainder of 2002, 2003, 2004 and 2005, respectively.

(4)  LINE OF CREDIT

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at the prime rate, which was 4.75% as of September 30, 2002, plus 1%. As of September 30, 2002, Insightful had no outstanding borrowings under the working capital facility.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


      The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at September 30, 2002.

(5)  EQUIPMENT TERM LOAN

     In March 2002, Insightful entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and the advances bear interest at the prime rate, which was 4.75% as of September 30, 2002, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. As of September 30, 2002, borrowings under this equipment term loan totaled $450,000.

      The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at September 30, 2002.

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

     A reconciliation of basic and diluted shares outstanding is as follows:

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                              ----------------------  ----------------------
                                                                 2002        2001        2002        2001
Weighted average common shares outstanding . . . . . . . . .  11,312,705  10,857,382  11,258,342  10,772,861
Effect of dilutive stock options . . . . . . . . . . . . . .           -     747,580           -     364,612
                                                              ----------  ----------  ----------  ----------

Weighted average common shares outstanding
  assuming dilution. . . . . . . . . . . . . . . . . . . . .  11,312,705  11,604,962  11,258,342  11,137,473
                                                              ==========  ==========  ==========  ==========

(7)  OTHER COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss), which the Company currently reports, are foreign translation adjustments. Total comprehensive income (loss) is as follows:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                              ------------------------  ------------------------
                                                 2002         2001         2002         2001
                                              -----------  -----------  -----------  -----------
Net income (loss) . . . . . . . . . . . . .   $(1,045,493  $    43,734  $(1,953,744  $ 3,395,981
Change in cumulative translation adjustment        (9,473     (157,018      (21,349        7,192
                                              -----------  -----------  -----------  -----------

Comprehensive income (loss) . . . . . . . .   $(1,054,966  $  (113,284  $(1,975,093  $ 3,403,173
                                              ===========  ===========  ===========  ===========

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


(8)  SEGMENT REPORTING

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Insightful currently operates in a single business segment related to statistical analysis, data mining and knowledge access software and services. No additional disclosure is required.

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

(10) BUSINESS RESTRUCTURING

     In July 2002, Insightful implemented a workforce reduction of 31 employees, which represented 18% of Insightful's employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $501,000, related to employee severance and termination benefits. As of September 30, 2002, $329,000 of the severance and termination benefits were paid and $172,000 remained accrued on that date. All termination benefits will be paid by February 28, 2003.

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

DESCRIPTION OF THE COMPANY

     We provide enterprises with scalable data analysis solutions that focus on revealing patterns, trends and relationships. As a supplier of software and services for statistical analysis, data mining and knowledge access, and information retrieval, we enable clients to gain intelligence from numerical data, text, and images.

     Our products include InFact(TM), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(TM). Our consulting services provide specialized expertise and proven processes for the design, development and deployment of customized solutions.

     We have been delivering data analysis solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications, manufacturing, plus government and research institutions.

     Headquartered in Seattle, Washington, we have offices in New York City, North Carolina, France, Germany, Switzerland, and the United Kingdom with distributors around the world.

HISTORY OF OPERATIONS

     Insightful was originally incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. and changed its name to MathSoft, Inc. in January 1986.

     As of December 31, 1999 we operated three divisions consisting of our Seattle-based Data Analysis Products Division, or DAPD; and our Massachusetts-based Engineering and Education Products Division, or EEPD; and FreeScholarships.com, or FSC. In September 2000, we discontinued operations of our internet business, FSC. We sold the EEPD division on January 23, 2001. Following the closing of our internet business FSC and the sale of our EEPD, we relocated our headquarters from Boston, Massachusetts, to Seattle, Washington, where DAPD was located. This business was acquired by Mathsoft in June 1993 through the acquisition of substantially all the assets of Statistical Sciences, Inc.

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

     We record revenue in accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor-specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In the event that vendor-specific objective evidence may not be established for maintenance, and if maintenance is the only remaining significant element of an arrangement, then all revenue associated with the arrangement is recognized ratably starting the month after installation or acceptance, whichever occurs later, to the end of the maintenance period. Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

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

Bad Debts

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts and reviewing the current credit-worthiness of each customer. Customer credit worthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

  Impairment of Goodwill and Other Long Lived Assets

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

     The Company will perform its annual evaluation of goodwill for impairment during the fourth quarter of 2002. Should an impairment be indicated, the corresponding charge will be taken in that period.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

     Total revenues, which consist of software license, subscription, maintenance and service revenues, were $3.9 million for the three months ended September 30, 2002, and $4.3 million for the three months ended September 30, 2001, representing a decrease of $424,000, or 9.9% between these periods. Total revenues were $12.1 million for the nine months ended September 30, 2002, and $13.0 million for the nine months ended September 30, 2001, representing a decrease of $904,000, or 6.9% between these periods.

     Software related revenues (software licenses, subscriptions and maintenance) accounted for 79.5% of total revenues and increased 8.1% from $2.8 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. This increase is attributable to an increase in maintenance revenues. Software related revenues accounted for 71.5% of total revenues and decreased 5.3% from $9.2 million for the nine months ended September 30, 2001 to $8.7 million for the nine months ended September 30, 2002. We believe this decrease resulted primarily from the generally weak economic environment that has adversely affected corporate spending on information technology in many of the industries that Insightful serves as well as lower productivity from our sales forces worldwide.

     Professional services revenues generated from consulting and training activities represented 20.5% of total revenues and decreased 45.2% from $1.5 million for the three months ended September 30, 2001 to $795,000 for the three months ended September 30, 2002. Professional services revenues represented 28.5% of total revenues and decreased 10.7% from $3.9 million for the nine months ended September 30, 2001 to $3.5 million for the nine months ended September 30, 2002. We believe the decrease in professional services revenues in the third quarter of 2002 resulted primarily from the generally weak economic conditions that have adversely affected corporate spending. We expect professional services revenues to fluctuate based on sales of our products, as well as demand associated with implementation of future product sales, upgrades, enhancements of our products and training services.

     Revenues from international operations were $1.2 million for the three months ended September 30, 2002, and $766,000 for the three months ended September 30, 2001. Revenues from international operations were $4.3 million for the nine months ended September 30, 2002, and $2.5 million for the nine months ended September 30, 2001. This represents an increase of $414,000, or 54.1%, for the three months ended September 30, 2002 over the three months ended September 30, 2001 and $1.7 million, or 68.3%, for the nine months ended September 30, 2002 over the nine months ended September 30, 2001. This increase resulted primarily from Insightful's expansion in international channels and investment in additional sales and consulting resources in Europe. The operations of our French and Swiss subsidiaries were not included in our operating results until late in the third quarter of 2001. The operations of our German subsidiary were not included in our operations until the beginning of the first quarter of 2002. The three and nine-month periods ending September 30, 2002, include the operating results of these subsidiaries for the entire reporting period.

COST OF REVENUES

     Total cost of revenues were $1.2 million for the three months ended September 30, 2002, and $1.5 million for the three months ended September 30, 2001, representing a decrease of $344,000, or 22.4% between these periods. Total cost of revenues were $4.2 million for the nine months ended September 30, 2002, and $4.4 million for the nine months ended September 30, 2001, representing a decrease of $229,000, or 5.2% between these periods. The decrease in total cost of revenues for the three and nine-month periods ended September 30, 2002 as compared to the same period in 2001 resulted primarily from actions taken by management to reduce Insightful's cost structure.

     The cost of software licenses, which consists of royalties for third-party software, product media, product duplication and manuals, remained consistent as a percentage of total software related revenues at 12.5% for the three months ended September 30, 2002 and 2001. The cost of software licenses decreased as a percentage of total software related revenues to 12.0% for the nine months ended September 30, 2002, from 13.9% for the nine months ended September 30, 2001. This decrease resulted primarily from the increase in maintenance revenue as a percent of total software related revenues to 50.8% for the three months ended September 30, 2002, from 44.9% for the three months ended September 30, 2001. Maintenance revenue as a percent of total software related revenues also increased to 50.4% for the nine months ended September 30, 2002, from 41.7% for the nine months ended September 30, 2001. Maintenance revenue carries a low cost of sales component. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language in exchange for royalties, which are included in the cost of software licenses. We expect that the cost of software licenses will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

     The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The cost of professional services was $809,000 for the three months ended September 30, 2002, representing a decrease of 376,000, or 31.7%, from $1.2 million for the three months ended September 30, 2001. The cost of professional services remained consistent at $3.1 million for the nine months ended September 30, 2002 and 2001. The decrease in the cost of professional services for the three-month periods ended September 30, 2002 and 2001 is primarily due to workforce reductions implemented to lower Insightful's cost structure. We expect the cost of professional services to decrease slightly or remain at a level consistent with the results reported for the three months ended September 30, 2002, but decrease as a percentage of related revenue as utilization of our existing resources and demand for our services improves.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses were $1.7 million for the three month period ended September 30, 2002, and $1.5 million for the period ended September 30, 2001, representing an increase of $213,000, or 14.6% between these periods. Sales and marketing expenses were $5.1 million for the nine month period ended September 30, 2002, and $4.2 million for the period ended September 30, 2001, representing an increase of $851,000, or 20.2% between these periods. This increase primarily reflected additions to the sales force on an international basis to expand our sales opportunities through the addition of our Swiss, German and French subsidiaries. We expect our sales and marketing expenses to remain consistent with the results reported for the three months ended September 30, 2002, but decrease as a percentage of software revenues if demand for our products improves.

     Net research and development expenses decreased 5.6%, from $751,000 for the three months ended September 30, 2001 to $709,000 for the three months ended September 30, 2002, and increased as a percentage of total revenues from 17.5% to 18.3%, respectively. Net research and development expenses increased 25.5%, from $1.9 million for the nine months ended September 30, 2001 to $2.4 million for the nine months ended September 30, 2002, and increased as a percentage of total revenues from 14.8% to 19.9%, respectively. Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors. The increase in gross research and development expenses was primarily attributable to investments in new product development, as well as ongoing investments in enhancing current products. Funded research, which consists primarily of government grants for research projects, increased 16.5%, from $1.1 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002. Funded research remained consistent at $3.8 million for the nine months ended September 30, 2001 and for the nine months ended September 30, 2002. The increase in funded research for the three-month period ended September 30, 2002, is primarily due to an increase in the awards granted for the same period last year.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, administration and facilities activities, increased 84.1% from $538,000 for the three months ended September 30, 2001 to $991,000 for the three months ended September 30, 2002. General and administrative expenses increased 12.9% from $2.0 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. The increase is primarily due to increases in insurance, legal and audit expenses as well as general and administrative expenses associated with the previous Chief Financial Officer's severance package and with our Swiss, French and German subsidiaries. We expect future increases in general and administrative expenses relating to continuing increases in insurance, legal and audit expenses. In September 2002, we announced the resignation of our previous Chief Financial Officer and recorded charges totaling approximately $124,000 related to severance and termination benefits, which will be paid through June 2003.

     Amortization of goodwill and other intangibles increased from $23,000 for the three months ended September 30, 2001 to $50,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2001 and 2002, amortization of goodwill and other intangibles increased from $55,000 to $145,000, respectively. This increase is attributable to an increase in other intangibles with finite useful lives as a result of business acquisitions completed in the third quarter of 2001 and first quarter of 2002. In accordance with SFAS 142, "Goodwill and Other Intangibles", we have discontinued amortizing goodwill originating in business combinations completed prior to September 30, 2001, which effectively decreased the amortization expense that would have been recognized by approximately $16,000 for the three months ended September 30, 2002 and $48,000 for the nine months ended September 30, 2002.

     Amortization of deferred stock-based compensation totaled $96,000 for the three months ended September 30, 2002 and $185,000 for the nine months ended September 30, 2002. Amortization of deferred stock-based compensation relates to restricted stock issued as part of the acquisition of Predict AG in the third quarter of 2001. The value of the restricted shares is being amortized over a three-year vesting period using a graded vesting approach. In the third quarter of 2002, the eligibility requirements related to the stock issued to one individual were waived pursuant to an employment termination settlement. Accordingly, the remaining deferred stock-based compensation relating to this issuance totaling $51,000 is reflected in the expense during the third quarter of 2002.

RESTRUCTURING-RELATED CHARGES

In July 2002, Insightful implemented a workforce reduction of 31 employees, which represented 18% of Insightful's employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $501,000, related to employee severance and termination benefits. As of September 30, 2002, $329,000 of the severance and termination benefits were paid and $172,000 remained accrued on that date. All termination benefits will be paid by February 28, 2003.

NET OPERATING RESULTS FROM CONTINUING OPERATIONS

     The net loss from continuing operations for the three months ended September 30, 2002 was $1.3 million compared to $10,000 for the three months ended September 30, 2001. The net loss from continuing operations for the nine months ended September 30, 2002 was $2.6 million compared to net income from continuing operations of $434,000 for the nine months ended September 30, 2001. The net loss for the three and nine-months ended September 30, 2002, reflects a decrease in software and services revenues mostly due to prevailing economic conditions as well as an increase in operating expenses. The net loss was further affected by new acquisition related amortization and deferred compensation charges of $146,000 and $329,000 as well as the restructuring-related charges of $501,000 for both the three and nine-month periods ended September 30, 2002.

INTEREST AND OTHER INCOME

     Total interest and other income was $22,000 for the three months ended September 30, 2002, and $68,000 for the three months ended September 30, 2001, representing a decrease of $46,000 or 67.9%. Total interest and other income was $106,000 for the nine months ended September 30, 2002, and $262,000 for the nine months ended September 30, 2001, representing a decrease of $156,000 or 59.7%. The decrease in interest and other income was primarily due to a decrease in cash and cash equivalents upon which we earn interest as well as a decrease in the prevailing interest rates.

DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful transferred the assets of EEPD to a newly created wholly owned Insightful subsidiary that was then sold to a third party for cash proceeds of $7,000,000. As a result of this transaction, Insightful has recorded the operations of EEPD as discontinued operations.

     The net gain of $3,493,000 on the sale of EEPD, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs, is presented in the accompanying consolidated statements of operations as a gain on disposal of discontinued operations for the nine months ended September 30, 2001. The liabilities arising from the sale of EEPD included accruals related to certain contingencies resulting from the disposition. During the nine months ended September 30, 2002, certain of these contingencies were favorably resolved, resulting in a net gain on disposal of discontinued operations of $100,000 for the three months ended September 30, 2002, and $427,000 for the nine months ended September 30, 2002. As of September 30, 2002, no unresolved contingencies related to the sale of EEPD remain.

     EEPD's operating loss totaling $737,000 represents revenues earned of approximately $74,000, offset by costs and expenses totaling approximately $811,000 for the 23-day period ending January 23, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2001 amounted to $6.3 million. Insightful's continuing operations resulted in net cash outflows of $253,000 for the nine months ended September 30, 2002. Operating cash outflows for the nine months ended September 30, 2002 were primarily the result of a loss from continuing operations adjusted for noncash depreciation and amortization, a large increase in prepaid expenses due to a prepaid royalty of $450,000 made annually and decreases in accounts receivable and current liabilities.

     Investing activities for the nine months ended September 30, 2002 resulted in cash outflows of $976,000, primarily due to capital expenditures of $800,000 related to continuing operations and $176,000 for acquisitions and related transaction expenses.

     Financing activities provided cash inflows of $1.2 million for the nine months ended 2002 primarily due to proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, proceeds from equipment financing and receipt of an outstanding subscription receivable.

     In March 2002, Insightful entered into a $3.0 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.0 million and bears interest at the prime rate, which was 4.75% as of September 30, 2002, plus 1%.

     In March 2002, Insightful also entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and the advances bear interest at the prime rate, which was 4.75% as of September 30, 2002, plus 1%.

     These credit facilities contain covenants that require us to maintain a certain level of net income. In July of 2002, we renegotiated these covenants to exclude the one-time restructuring charge we incurred as a result of the July 2002 reduction in our workforce.

     These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines. These credit facilities expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand. Advances taken on the equipment term loan totaled $450,000 for the nine months ended September 30, 2002.

     Cash outflows for discontinued operations relating to employee severance and termination benefits amounted to $56,000, which brought the cash and cash equivalent balance at September 30, 2002 to $6.2 million.

     At September 30, 2002, Insightful's principal unused sources of liquidity consisted of cash and cash equivalents of $6.2 million. Insightful's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The following are our contractual commitments associated with our operating and capital leases and equipment financings:

                        THREE MONTHS
                           ENDING
                         DECEMBER 31,
                         -----------           YEAR ENDING DECEMBER 31,
                           2002          2003       2004      2005      2006    THEREAFTER     TOTAL
                         -----------  ----------  --------  --------  --------  -----------  ----------
Commitments:
  Capital leases and
   equipment financings  $    11,549  $  120,272  $127,373  $134,893  $ 55,761  $         -  $  449,848
  Operating leases. . .      208,350     892,686   866,857   152,824   115,147      134,560   2,370,424
                         -----------  ----------  --------  --------  --------  -----------  ----------
    Total commitments .  $   219,899  $1,012,958  $994,230  $287,717  $170,908  $   134,560  $2,820,272
                         ===========  ==========  ========  ========  ========  ===========  ==========

     As of September 30, 2002 we had net operating loss carryforwards of approximately $23 million and research and development credit carryforwards of approximately $3 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

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

     Recognizing these market trends, over the past two years we have been expanding our portfolio of products beyond statistics to encompass data mining and knowledge access. Our newest products, Insightful Miner and InFact, address the emerging need to analyze structured (numerical) and unstructured (linguistic and textual) data sets. These products were launched in the first half of 2002 and have higher price points than our statistics products.

     Insightful Miner is the industry's newest, scalable data mining software. Insightful Miner was designed specifically to solve data analysis problems involving data set sizes too large for existing statistical analysis products to handle without ignoring significant data.

     InFact is our new knowledge access software solution for extracting knowledge from documents containing text, tables of numbers, and images such as graphs, charts, and maps. InFact peruses entire documents and extracts the meaning from each sentence, allowing the user to ask free form, natural language questions and get back precise answers, not just a list of documents that may contain the answer.

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

     Looking forward, we expect that our professional services revenue will remain at its current depressed levels for the next couple of quarters. However, we anticipate that our software-related revenues for S-PLUS, Insightful Miner, and related servers will grow. This growth will be predominantly driven by (a) increased resources and efficiency of our sales and marketing efforts worldwide, and (b) growth from Insightful Miner revenue resulting from a Unix enterprise edition release in the first half of next year.

     We expect to continue to win deals for InFact. However, this product is new, unproven and customer acceptance may take a considerable amount of time. Further, there is no guarantee that competitors will not offer a comparable or better product. The past couple of quarters indicate that many of the private sector customers we have contacts with are currently unable or unwilling to undertake significant capital expenditure in this economic climate. As a result, our expectations are that sales for InFact will continue to be intermittent on a quarter-by-quarter basis and that the best short-term opportunities exist in the public sector. However, we remain positive about the longer term potential that InFact provides in the private sector.

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

IF WE ARE UNABLE TO PENETRATE NEW VERTICAL AND END-USER MARKETS WITH OUR CURRENT AND FUTURE PRODUCTS, THE GROWTH OF OUR BUSINESS WILL BE LIMITED.

     We currently serve a relatively small number of customers in a narrow market, and we believe that the statistics market we currently serve with the S-PLUS product family will grow at a slower rate than it has in the past. In order to grow our business at a satisfactory rate, we will need to expand into new end-user markets and new vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to invest in the expansion of our statistics product and service offerings beyond the "statistics guru" segment into the business mainstream, in the expansion of our product and service offerings into new vertical markets, and in the development of our data mining and knowledge access products. These simultaneous investments may strain our financial resources and diffuse management's time and attention. If any of these initiatives fails, or if we fail to maintain adequate revenues from our traditional business during the transition to any of these initiatives, our business will not grow and could fail.

IF WE ARE UNSUCCESSFUL IN THE MARKETING AND SELLING OF OUR NEWEST PRODUCTS, INFACT AND INSIGHTFUL MINER, OUR REVENUE GROWTH WILL BE LIMITED, OUR REVENUES WILL FALL AND WE MAY INCUR MORE LOSSES.

     We believe that revenues from our new products, InFact and Insightful Miner, will help offset potential weakness in our core statistics business. However, we cannot predict the degree to which these new products will achieve market acceptance or the extent to which they will perform as our customers expect. If our new products contain defects or errors, or otherwise do not run as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. Moreover, InFact and Insightful Miner have price points that are more than ten times higher than our core domestic products. We cannot forecast our customers' ability to make such a significant capital expenditure in this economic climate. If we are unsuccessful in selling InFact and Insightful Miner, the growth of our business and our revenue will be limited.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE STATISTICS, DATA MINING AND KNOWLEDGE ACCESS MARKETS, OUR BUSINESS WILL FAIL.

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

     In the data mining and knowledge access markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest, Iphrase, Inktomi and Ask Jeeves / Jeeves Solutions, many of which are much larger than we are. With the exception of SAS and SPSS, these competitors do not currently offer the range of analytical capability that we offer, and as a result are both competitors and potential partners for our technology.

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

MANY POTENTIAL CUSTOMERS ARE NOT YET AWARE OF THE BENEFITS OF DATA MINING AND KNOWLEDGE ACCESS SOLUTIONS, AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

     The markets for data mining and knowledge access solutions are still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if these markets grow, businesses may purchase our competitors' solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

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

OUR SALES CYCLE IS VARIABLE, AND SALES DELAYS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD CAUSE A DECLINE IN OUR STOCK PRICE.

     An enterprise's decision to purchase statistics, data mining and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in the past 12 months, and we expect to continue to experience longer sales cycles over the next several quarters. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

     In addition, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration. The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. Further, some third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price

INTEGRATION OF PAST OR FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE.

     We have completed several acquisitions of businesses with complementary technologies or service offerings, including our acquisitions of Predict AG, Waratah Corporation, Graphische Systeme GmbH and Sigma-Plus SA. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

     -    dilution of stockholders' equity;

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

WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     If we do not return to profitability in future quarters, our stock price could decrease. We incurred net losses in the fourth quarter of 2001 and the nine months of 2002. As of September 30, 2002, we had an accumulated deficit of $28 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

CONTINUED DECREASES IN SERVICE REVENUES COULD DECREASE OUR TOTAL REVENUES OR DECREASE OUR GROSS MARGINS, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     During the quarter ended September 30, 2002, our services revenues decreased 45.2% from the same quarter last year. Consulting and training (service) revenues represented 28.5% of our total revenues for the first nine months of 2002,and we anticipate that service revenues will continue to represent a significant percentage of total revenues. If we are unable to maintain or increase our consulting and training revenues, our total revenues may fall.


WE HAVE A LIMITED OPERATING HISTORY UNDER OUR NEW BUSINESS MODEL, NO OPERATING HISTORY WITH OUR NEW PRODUCTS, AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

     In connection with our divestiture of our Engineering and Educational Products Division in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining and knowledge access products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

     -    no history of sustained profitability under our new business model;

     - uncertain growth in the market for, and uncertain market acceptance of, our new solutions;

     -    the evolving nature of the data mining and knowledge access markets;

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

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 25 employees in November 2001 and 31 employees in July 2002. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next twelve months. However, if during that time market conditions worsen, or if other unforeseen events should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all.

     Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of net income. In July of 2002, we renegotiated these covenants to exclude the one-time restructuring charge we expected to incur as a result of the July 2002 reduction in our workforce. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE.

     Our revenue growth and potential for profitability depend on the overall demand for statistics, data mining and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, recent terrorist attacks on the United States, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $3.40 per share on April 19, 2002 and traded as low as $0.66 per share on October 10, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

     -    future announcements concerning us or our competitors;

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual

Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Insightful and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
    3.1  Amended and Restated Certificate of Incorporation of the Registrant (A)

    3.2  Amended and Restated Bylaws of the Registrant (A)

   10.1  Loan Modification Agreement, dated August 15, 2002 , by and between Insightful Corporation and Silicon Valley
         Bank (B)

   99.1  Certification of Financial Statements by Chief Executive Officer of Insightful Corporation as Required by Section
         906 of Sarbanes-Oxley Act of 2002 (D)

   99.2  Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section
         906 of Sarbanes-Oxley Act of 2002 (D)

---------------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-020992) for the period ended September 30, 2001, filed on November 14, 2001.
(B)  Filed herewith.

     (b)  Reports on Form 8-K.

     On July 17, 2002, we filed a Current Report on Form 8-K dated July 16, 2002 announcing the preliminary results for the fiscal quarter ended June 30, 2002 and a workforce reduction.

     On August 5, 2002, we filed a Current Report on form 8-K dated August 1, 2002 announcing the resignation of Charles F. Digate, a director, from the company's Board of Directors.

     On September 17, 2002, we filed a Current Report on Form 8-K dated September 13, 2002 announcing the resignation of Sar Ramadan as chief financial Officer and the appointment of Fred Schapelhouman as interim Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 12, 2002

                                  INSIGHTFUL CORPORATION

                                  By:      /s/  Shawn F. Javid
                                     -------------------------------------------
                                               Shawn F. Javid
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)


November 12, 2002

                                  INSIGHTFUL CORPORATION

                                  By:     /s/  Fred Schapelhouman
                                     -------------------------------------------
                                               Fred Schapelhouman
                                        Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

             QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Shawn F. Javid, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Insightful Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002                By:     /s/  Shawn F. Javid
     ----------------------                -------------------------------------
                                                    Shawn F. Javid
                                           President and Chief Executive Officer

             QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Fred Schapelhouman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Insightful Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                 By:     /s/  Fred Schapelhouman
     ----------------------                 ------------------------------------
                                                      Fred Schapelhouman
                                                 Interim Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                    DESCRIPTION
-------                    -----------
  3.1          Amended and Restated Certificate of Incorporation of the
               Registrant

  3.2          Amended and Restated Bylaws of the Registrant

  10.1 Loan Modification Agreement, dated August 15, 2002 , by and between Insightful Corporation and Silicon Valley Bank

  99.1 Certification of Financial Statements by Chief Executive Officer Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

  99.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

---------------