Form 10-K
period 2002-12-31
INSIGHTFUL CORP
filed 2003-03-28
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-020992

INSIGHTFUL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification)

1700 Westlake Ave. N. #500

Seattle, Washington 98109-3044

(206) 283-8802

(Address and telephone number of principal executive offices) (Zip code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $20,280,652 as of June 28, 2002 (computed by reference to the closing price of such stock on the Nasdaq SmallCap Market). The number of shares of common stock, $.01 par value, outstanding as of March 17, 2003 was 11,550,329.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS 10-K:

Portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement shall be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2002, are incorporated by reference in Part III of this report.

Trademarks

Insightful, the Insightful logo, “intelligence from data” and “human-like intelligence” are trademarks of Insightful Corporation. S-PLUS, S-PLUS Analytic Server, StatServer and InFact are registered trademarks of Insightful Corporation. All other brand names, trademarks or service marks referred to in the report are the property of their owners.

i

PART I

Forward-Looking Statements

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about expected future sales trends for our products;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in evaluating our forward-looking statements.

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

In January 2001, we completed the sale of EEPD in order to focus the business on data analysis software and services.

In June 2001, the stockholders voted to change our company name from MathSoft, Inc. to Insightful Corporation.

In association with the above divestiture and renaming the company to “Insightful Corporation”, we became a Delaware corporation in June 2001.

Our principal executive offices are located at 1700 Westlake Ave. N, Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802. Our Internet address is http://www.insightful.com.

Business

We provide enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. We are a leading supplier of software and services for statistical analysis, data mining and, knowledge access, enabling clients to gain intelligence from numerical data, text, and images.

Our statistical solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications and manufacturing, plus government and research. The markets for our data mining and knowledge access software are expanding according to industry sources. The primary drivers of these market opportunities include the tremendous growth in data collected and the need to derive competitive advantage from available information. In each case, our solutions help customers gain intelligence from data.

Products

Data Analysis Products

S-PLUS®

Our principal product, S-PLUS, is an advanced, exploratory statistical analysis solution for technical professionals who need sophisticated analysis and visualization capabilities. S-PLUS is based on the object-oriented “S” programming language licensed on an exclusive, worldwide basis from Lucent Technologies. S-PLUS enables users to interactively analyze a wide variety of data and create customized analytical applications that operate in the Windows and UNIX environments. The primary advantages of S-PLUS include the flexibility and productivity of the “S” language, the interface choices (command line, Windows GUI and Java GUI) and the wide range of pre-built analytical and visualization methods.

Insightful Miner

In March 2002 we launched Insightful Miner, a highly scalable and extensible data mining and predictive modeling workbench that supports every step of the data analysis process with a modern, easy-to-use guided workmap interface. Insightful Miner provides data miners and data analysis professionals working on Windows platforms with a complete solution for creating analytic applications that are easier to understand, share and deploy than traditional command-line or menu/dialog interfaces. We believe the primary advantages of Insightful Miner over its direct competitors are its low cost of ownership, its ability to analyze very large data sets, and its extensibility through integration with S-PLUS and our application-specific add-on modules.

Modules

To complement S-PLUS and Insightful Miner, we offer add-on modules that provide additional “S” language functions for specialized data analysis purposes. These include modules for financial econometrics, drug discovery, and analyzing spatial or environmental statistics.

StatServer® and S-PLUS Analytic Server®

Our server products enable our customers to leverage existing Web-based or Client/Server technologies to deploy statistical applications throughout an organization using server computers running Windows® and UNIX® operating systems. Our server products are data warehouse-independent and integrate seamlessly with all standard database and data warehouse formats. With our server products, a wide range of statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a simple and familiar Web browser interface, or dedicated graphical user interfaces written using Java technology. Our server products enable users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

Text Analysis Products

InFact®

We launched our text analysis product, InFact, in April 2002 to provide text analysis for knowledge workers. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact’s natural language question and answer and tabular exploratory search interfaces to efficiently uncover information they are searching for. InFact thus enables researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets.

Services

We deliver support for our data analysis products through our maintenance, consulting, and training services.

We provide product updates and unspecified product upgrades and customer support services under an annual maintenance agreement. Our consulting and training organization provides fee-based services, including deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful offices, at the customer’s site, or at other prearranged sites for larger customer groups.

Operations

Marketing and Sales

Our data analysis solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications, manufacturing, plus government and research. Our data analysis solutions are used in a variety of functions including research, engineering, production, marketing, and finance.

We acquire domestic customers for our products and consulting services through the combination of a domestic telesales organization and an outside sales team. Leads are generated from direct mail, public relations, the Internet, seminars and tradeshows. Our telesales and direct sales forces then qualify and pursue these leads, working in coordination with consulting services.

Internationally, we have direct sales force in Germany, France, Switzerland and the United Kingdom. In other countries, we rely on a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts.

Customer Technical Support

Technical support for our products is provided by a staff of engineers located in Seattle and other direct offices in Europe. Support is only available to customers who purchase an annual maintenance and technical support service. International customers who purchase products from distributors receive first-line technical support from their respective local distributors, with further support and escalation provided by our direct offices.

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

We subcontract with third party vendors to manufacture all of our S-PLUS product line updates. We warehouse inventory at a regional facility and process and fulfill domestic orders internally out of our Seattle office. Most international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Funded Research

We have a funded research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require us to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal and image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against our total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funded research recognized in operations was approximately $4,674,000 in 2002, $4,827,000 in 2001, and $4,678,000 in 2000.

Product Development

Our product development organization is responsible for software development, product documentation and quality assurance. The organization’s priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products for ease-of-use.

Our development team consists of specialists in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation, user interface design and advanced Microsoft Windows, UNIX and Internet technologies.

Gross research and development costs charged to operations were approximately $7,937,000 in 2002, $7,574,000 in 2001, and $6,988,000 in 2000. We did not capitalize any software research and development costs during the year ended December 31, 2002, as we did not incur significant software research and development costs between technological feasibility and general release.

Competition

Our S-PLUS products target the statistics market. This market is intensely competitive, fragmented and mature. We face competition in the Statistics market primarily from large enterprise software vendors and our potential customers’ information technology departments. These departments may seek to develop data analysis solutions utilizing R, a free statistics software package that performs operations similar to the S language that forms the core of S-PLUS. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

In the data mining and knowledge access markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are. With the exception of SAS and SPSS, these competitors do not currently offer the range of analytical capability we offer, and as a result are both competitors and potential partners for our technology.

Intellectual Property Rights and Licenses

Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we have entered into nondisclosure and inventions agreements with all of our employees. However judicial enforcement of these agreements may be uncertain. We hold one issued patent on InFact and have several other patents pending.

We are a worldwide licensee of the “S” programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the “S” language in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the “S” language are our property, but they may also be subject to royalty payments to Lucent Technologies. After February 18, 2007, we may, at our election, extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license. Although sudden termination of this license would harm our operations because Lucent Technologies is the sole licensor of the “S” programming language, we are not presently aware of any circumstances that would prevent us from fulfilling our obligations under the license.

Due to the rapid pace of technological change in the software industry, we believe that patent, trade secret and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

Employees

As of December 31, 2002, our continuing operations employed approximately 131 full-time and part-time employees, of whom 29 reside outside the United States. As necessary, we supplement our employees with temporary and contract personnel in our continuing operations. As of December 31, 2002, we employed 3 temporary and contract employees, none of whom were located outside the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price

In addition to the other information in this report, you should consider the following cautionary factors carefully in evaluating us and our business. From time to time we may furnish certain “forward-looking” information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995, or the Act, and (ii) in releases made by the SEC. We are making these cautionary statements pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. If our operating results for a particular quarter or year fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on a one product family;

•	our ability to penetrate new markets;

•	our ability to develop, introduce and market new products on a timely basis;

•	market acceptance of our products;

•	our ability to compete in the highly competitive markets;

•	our ability to obtain government research contracts;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	our ability to successfully expand our international operations;

•	loss of third-party licenses;

•	our inability to protect our intellectual property rights;

•	the loss of any of our key employees or management team members; and

•	general economic conditions, which may affect our customers’ purchasing decisions;

As a result of these factors, we cannot predict our revenues with certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are lengthy and variable, typically ranging between two and eight months from our initial contact with a potential customer;

•	for our newest products, we have no history by which to gauge the sales cycles or acceptance rates;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products at the beginning of a quarter is typically small; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

Since the divestiture of our Engineering and Educational Products Division in January 2001 we have relied on a one-product family, the S-PLUS line, for the success of our business, and license revenues from the S-PLUS product and add-on modules accounted for nearly all of our license revenues in 2002. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues will fall, leading to more losses.

If we are unable to penetrate new vertical and end-user markets with our current and future products, the growth of our business will be limited.

We currently serve a relatively small number of customers in a narrow market, and we believe that the statistics market we currently serve with the S-PLUS product family will grow at a slower rate than it has in the past. In order to grow our business at a satisfactory rate, we will need to expand into new end-user markets and new vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to invest in the expansion of our statistics product and service offerings beyond the sophisticated statistics user into the business mainstream, in the expansion of our product and service offerings into new vertical markets, and in the development of our data mining and knowledge access products. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, or if we fail to maintain adequate revenues from our traditional business during the transition to any of these initiatives, our business will not grow and could fail.

If we are unsuccessful in the marketing and selling of our newest products, InFact and Insightful Miner, our revenue growth will be limited, our revenues will fall and we may incur more losses.

We believe that revenues from our new products, InFact and Insightful Miner, will help offset potential weakness in our core statistics business. However, we cannot predict the degree to which these new products will achieve market acceptance or the extent to which they will perform as our customers expect. If our new products contain defects or errors, or otherwise do not run as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. Moreover, InFact and Insightful Miner have price points that are many times higher than our core statistics products. We cannot forecast our customers’ ability to make such a significant capital expenditure in this economic climate. If we are unsuccessful in selling InFact and Insightful Miner, the growth of our business and our revenue will be limited.

Many potential customers are not yet aware of the benefits of data mining and knowledge access solutions, and our products may not achieve market acceptance.

The markets for data mining and knowledge access solutions are still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if these markets grow, businesses may purchase our competitors’ solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

If we are unable to compete successfully in the statistics, data mining and knowledge access markets, our business will fail.

Our S-PLUS product suite targets the statistics market. This market is highly competitive, fragmented and mature. We face competition in the statistics market primarily from large enterprise software vendors and our potential customers’ information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the S language that forms the core of S-PLUS. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

In the data mining and knowledge access markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are. With the exception of SAS Institute and SPSS, these competitors do not currently offer the range of analytical capability that we offer, and as a result are both competitors and potential partners for our technology.

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated an average of $4.7 million per year in offsets to our research and development expenses. We may not receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our annual results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If and when the number of our employees or the amount of our revenues grow beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and place orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel, including those whose experience and qualifications differ from those of our current sales force. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer (OEM) partners, system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants. Our efforts to restructure or expand our sales force may not prove successful and our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

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

An enterprise’s decision to purchase statistics, data mining and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in the past 12 months, and we expect to continue to experience longer sales cycles over the next several quarters. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

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

•	costs of customizing products for foreign countries;

•	export and import restrictions, tariffs and other trade barriers;

•	the need to comply with multiple, conflicting and changing laws and regulations;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

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

We incorporate into our products software that is licensed to us by third-party software developers, including Lucent Technologies, from whom we license the S programming language that forms the core of our S-PLUS product. Under the license, we have the worldwide, exclusive right, through February 2007, to use, sublicense and support the “S” language in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the language are our property. After February 18, 2007, we, at our election, may extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license. A sudden termination of this license would significantly harm our operations because Lucent Technologies is the sole licensor of the “S” programming language.

The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. Further, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration, and some of these third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price

Integration of past or future acquisitions may be difficult and disruptive.

In the past two years we have completed several acquisitions of businesses with complementary technologies or service offerings. In addition to our acquisition of Predict AG in Switzerland, we acquired the statistics businesses of Waratah Corporation in North Carolina, Graphische Systeme GmbH in Germany and Sigma-Plus SA in France. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

•	dilution of stockholders’ equity;

•	difficulty and cost in combining the operations and personnel of acquired businesses with our operations and personnel;

•	disruption of our ongoing business and diversion of management’s time and attention to integrating or completing the development or commercialization of any acquired technologies;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	impairment of goodwill arising as a result of completed or future acquisitions, resulting in a financial loss; and

•	inability to retain key employees of any acquired businesses.

If we do not successfully integrate any technologies, products, personnel or operations of companies that we have acquired or that we may acquire in the future, our business will be harmed.

We have incurred losses in recent periods, and may continue to do so, which could cause a decrease in our stock price.

If we do not return to profitability in future quarters, our stock price could decrease. We have posted net losses for each fiscal quarter since the fourth quarter of 2001. As of December 31, 2002, we had an accumulated deficit of nearly $29 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

We believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result may be unable to achieve or maintain profitability in the future.

Continued decreases in service revenues could decrease our total revenues or decrease our gross margins, which could cause a decrease in our stock price.

In 2002, our services revenues decreased 23% from the prior year. Consulting and training (service) revenues represented 26% of our total revenues for 2002, and we anticipate that service revenues will continue to represent a significant percentage of total revenues. If we are unable to maintain or increase our consulting and training revenues, our total revenues may fall.

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

In connection with our divestiture of our Engineering and Educational Products Division in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining and knowledge access products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	no history of sustained profitability under our new business model;

•	uncertain growth in the market for, and uncertain market acceptance of, our new solutions;

•	the evolving nature of the data mining and knowledge access markets;

•	reliance on new and unproven products to maintain our revenue projections;

•	the risk that competition, technological change or evolving customer preferences could harm sales of our products or services.

Our workforce reductions and financial performance may place additional strain on our resources and may harm the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 31 employees in July 2002. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet the capital requirements of our core business for at least the next twelve months. However, if during that time market conditions worsen, or if other unforeseen events should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all.

Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of net income. In August 2002, we renegotiated these covenants to exclude the restructuring charge we expected to incur as a result of the July 2002 reduction in our workforce. In January 2003 we again negotiated a waiver of the covenants to exclude the impairment charge we expected to incur with respect to our acquisition of Predict AG in 2001. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in us.

World events and economic conditions could adversely affect our revenue growth and ability to forecast revenue.

Our revenue growth and potential for profitability depend on the overall demand for statistics, data mining and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, armed conflict in Iraq and the threat of additional terrorist attacks on the United States may exacerbate economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

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

Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time.

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

Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

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

Our stock price may be volatile.

The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $3.40 per share on April 19, 2002 and May 3, 2002, and traded as low as $0.66 per share on October 10, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	proprietary rights litigation or other litigation; or

•	changes in accounting standards that adversely affect our revenues and earnings.

In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance and may expose us to class action securities litigation which, even if unsuccessful, would be costly to defend and distracting to management. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.    PROPERTIES.

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 27,000 square feet of leased office space in Seattle, Washington under a lease that expires in 2004. In North America, we also lease office space in New York and North Carolina. Our international offices are located in France, Germany, Switzerland and the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS.

On or about December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. We deny Mr. Alaiyan’s claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock (Nasdaq: IFUL) is quoted on the Nasdaq SmallCap Market. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low bid prices for the common stock as reported by the Nasdaq SmallCap Market for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2001:
First Quarter	2.813	1.313
Second Quarter	3.250	1.250
Third Quarter	4.440	1.980
Fourth Quarter	3.080	2.060

Fiscal Year Ended December 31, 2002:
First Quarter	3.020	2.050
Second Quarter	3.400	1.990
Third Quarter	2.460	0.880
Fourth Quarter	1.360	0.660

As of March 17, 2003, the number of stockholders of record of Common Stock was 307.

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. In addition, the terms of our credit facility with Silicon Valley Bank prohibit us from paying dividends.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data set forth below was derived from our audited financial statements. You should read this information in conjunction with the financial statements and notes in this filing as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation. We closed our Internet division in September 2000 and sold our EEPD division in the first quarter of 2001. All selected data reflects the discontinuance of both of those operations.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(thousands, except per share data)
Consolidated Statement of Operations:
Total revenues	$16,394	$17,426	$15,246	$12,212	$8,843
Gross profit	11,017	11,234	10,739	8,935	6,462
Income (loss) from continuing operations	(3,508)	(698)	1,307	875	(591)
Net income (loss)	(3,081)	2,414	(6,000)	1,453	2,220
Basic net income (loss) per share—continuing operations (1)	(0.31)	(0.06)	0.12	0.09	(0.06)
Diluted net income (loss) per share—continuing operations (1)	(0.31)	(0.06)	0.12	0.08	(0.06)
Basic net income (loss) per share (1)	(0.27)	0.22	(0.57)	0.15	0.24
Diluted net income (loss) per share (1)	(0.27)	0.22	(0.54)	0.14	0.24

Consolidated Balance Sheet:
Total assets	14,036	15,695	10,506	13,911	10,561
Long-term debt, less current portion	289	—	39	90	86
Stockholders’ equity	5,437	7,437	3,875	8,634	6,051

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Selected Financial Data section, our Consolidated Financial Statements and the information described in the Business — Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price section included elsewhere in this report.

Description of the Company

We provide enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. We are a leading supplier of software and services for statistical analysis, data mining and knowledge access enabling clients to gain intelligence from numerical data, text, and images.

Our products include InFact®, Insightful Miner, S-PLUS®, StatServer®, and S-PLUS Analytic Server®. Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

We have been delivering data analysis solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

Headquartered in Seattle, Washington, Insightful has North American offices in New York and North Carolina. Our international offices are located in France, Germany, Switzerland, and the United Kingdom, with distributors around the world.

History of Operations

We were originally incorporated in Massachusetts in October 1984 under the name Engineering Specific Products Corp. We changed our name to MathSoft, Inc. in January 1986.

As of December 31, 1999 we operated three divisions consisting of our Data Analysis Products Division (DAPD), Engineering and Education Products Division (EEPD), and FreeScholarships.com (FSC). In September 2000, we discontinued operations of our Internet business, FSC. We sold the operations of our technical calculation software business, EEPD, to a third party on January 23, 2001. Following the closing of FSC and the sale of EEPD, we relocated our headquarters from Boston, Massachusetts, to Seattle, Washington, where DAPD was located.

In June 2001, our stockholders voted to change our company name from MathSoft, Inc. to Insightful Corporation and to change the jurisdiction of incorporation from Massachusetts to Delaware.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, sales returns, bad debts, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue recognition rules for software companies are complex. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We record revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software after execution of a non-cancelable signed license agreement or receipt of a definitive purchase order (as appropriate), if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the non-essential undelivered elements is deferred and subsequently recognized when earned. We have established vendor-specific objective evidence for professional services, training and support services. In addition, we have established vendor-specific-objective-evidence for maintenance related to most of our products. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In the event that vendor-specific objective evidence may not be established for maintenance, and maintenance is the only remaining element of an arrangement, then all revenue associated with the arrangement is recognized ratably starting the month after installation or acceptance, whichever occurs later, to the end of the maintenance period. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

We require our customers to purchase one-year maintenance contracts on most of our products. Maintenance fees, which include unspecified product upgrades on a when-and-if available basis, are based on a percentage of the current list price of the licensed software products as determined by the price the customer would pay for maintenance renewal. Maintenance renewals are optional. In accordance with SOP 97-2, maintenance revenues are recognized ratably over the service period.

We offer optional consulting and training services. Consulting revenues include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

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

Revenue from professional services as well as funded research under government grants is generally recognized as the work is performed under time and materials contracts. However, under fixed bid contracts, we use the percentage-of-completion method of accounting. In so doing, we make important judgments in estimating revenue and cost and in measuring progress toward completion. Revenue and cost estimates are revised periodically based on changes in circumstances, and any losses on contracts are recognized immediately.

Sales Returns

We provide an estimated returns and allowances reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our products. Refunds are provided to customers upon return to us of the complete product package, including all original materials, CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of future return risk.

Bad Debts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts, the current credit-worthiness of each customer, economic conditions and historic experience.

Impairment of Intangible Assets

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired as well as capitalized technology and other definite-lived intangible assets. These assets are periodically reviewed for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill or other long-lived assets are impaired. Any resulting impairment loss could have a material adverse effect on our financial position and operating results.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets, other than goodwill, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external that may suggest impairment.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Before December 31, 2001, goodwill resulting from acquisitions competed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life. At December 31, 2001 $65,000 of goodwill remained from acquisitions completed prior to June 30, 2001. With the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002 we no longer amortize goodwill to earnings. Instead, goodwill is reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. We determine fair value using the market value method or the present value method of measurement of future cash flows. The transitional impairment test as prescribed by SFAS 142 was completed with a January 1, 2002 measurement date and no impairment was indicated at that time.

In the fourth quarter of 2002 we performed our annual impairment analysis. Based on an analysis of discounted expected future cash flows, an impairment of the goodwill associated with our acquisition of Predict AG was indicated and we recorded a loss from impairment of $800,000. In assessing the recoverability of our goodwill and other intangible assets, we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets for which the carrying value is not supported by the future cash flows. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

Contingencies

We are engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter.

Discontinued Operations

On June 1, 1999, we incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC began web-based operations in February 2000 as an Internet company providing information and assistance to a broad consumer market focused on funding the costs of education. During 2000, we discontinued the operations of FSC. In connection with this discontinuation, we recorded a $7.3 million loss from discontinued operations.

On January 23, 2002, we sold the operations of our Engineering and Education Products Division (EEPD) for cash proceeds of $7,000,000 resulting in a gain of $4,276,000 including $3,849,000 recorded in 2001 and $427,000 recorded in 2002. The gain on disposal of discontinued operations recorded in 2002 resulted from the favorable resolution of certain contingencies relating to the transaction during the second and third quarters of 2002. We believe that all significant contingencies relating to the discontinued operations have now been resolved.

Components of the net gain are included in the table below. As of December 31, 2001, other accrued liabilities included approximately $360,000 related to a contingency resulting from the disposition. The contingency was resolved during 2002 reducing other accrued liabilities from $585,000 to $258,000 and income taxes from $140,000 to $40,000 resulting in a gain of $427,000.

Cash Proceeds	$7,000,000
Net Assets Transferred	(1,002,000)
Employee severance and termination benefits	(853,000)
Transaction Costs	(571,000)
Other accrued liabilities	(258,000)
Taxes	(40,000)

Income from discontinued Operations	$4,276,000

Components of loss from discontinued operations are as follows:

	Years Ended December 31,
	2002	2001	2000
Revenues	—	$74,000	$16,276,000
Costs and expenses	—	(811,000)	(23,582,000)

Income (loss) from discontinued Operations	$—	$(737,000)	$(7,306,000)

Acquisitions

On September 25, 2001, we completed the acquisition of Predict AG (Predict). The transaction was accounted for using the purchase method of accounting. This acquisition provides us with a European professional services headquarters consisting of a multi-lingual team of business and technical experts in analytic CRM, business intelligence, data mining, data warehousing, predictive modeling, and statistical analysis. The aggregate consideration paid was $2,214,000 consisting of $1,466,000 cash, common stock valued at $691,000, and direct transaction costs of $57,000. The value of the 300,000 shares of common stock issued was determined based on the average market price of our common stock over a three-day period before and after the date of acquisition. We recorded intangible assets for the value allocated to non-compete agreements and customer relationships totaling $215,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. We recorded $426,000 for the value allocated to deferred stock-based compensation in connection with restrictions on 185,010 shares of common stock otherwise issuable as part of the acquisition, which is being amortized over a three-year vesting period using a graded vesting approach. The difference between the purchase price and the fair value of the assets acquired in the amount of $1,374,000 was recorded as goodwill.

During 2002 the continued decline in the market for IT software and services prompted a re-assessment of all key assumptions underlying our goodwill valuation judgments, including those related to short and longer term growth rates. In the fourth quarter of 2002, using an October 1, 2002 measurement date, we performed our annual impairment analysis as required under FAS 142 and determined that a loss from impairment of goodwill of $800,000 was required because the forecasted undiscounted cash flows were less than the book value of Predict. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

On July 11, 2001, we completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provides us with expanded resources and expertise in the pharmaceutical and healthcare markets, while establishing an East Coast consulting office. The aggregate purchase price of $303,000 consisted of $150,000 cash, common stock valued at $99,000, a common stock warrant valued at $41,000 and direct transaction costs of $13,000. The value of the 34,530 shares of common stock issued was determined based on the average market price of our common stock over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model. We recorded an intangible asset for the value allocated to non-compete agreements of $44,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $240,000 is recorded as goodwill.

On July 31, 2001, we completed the formation of a French subsidiary and acquired the data analysis operations of Sigma-Plus, our longtime distributor in France. The formation of a French subsidiary provides us with an expanded direct sales channel and local consulting expertise in both Paris and Toulouse. The aggregate purchase price of $250,000 consisted of $212,000 cash and direct transaction costs of $38,000. We recorded an intangible asset for the value allocated to non-compete agreements of $51,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $198,000 is recorded as goodwill.

On January 1, 2002, we acquired the data analysis operations of Graphische Systeme GmbH, GraS, our longtime distributor in Germany. The transaction provides Insightful with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000. We recorded an intangible asset for the value allocated to customer relationships of $31,000, which are being amortized on a straight-line basis over a two-year period, representing the expected life of the customer relationships that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $126,000 is recorded as goodwill.

Goodwill recorded in connection with these acquisitions is not subject to amortization, but is subject to periodic evaluation for impairment.

The results of GraS, Predict, Waratah and Sigma Plus have been included in our operating results since their respective acquisition dates.

Results of Operations

As an aid to understanding our operating results, the table below indicates the percentage relationships of income and expense items included in the Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2001 and 2000, and the percentage changes in those items for the fiscal years ended December 31, 2002, 2001, and 2000.

				Percentage Change
	Percent of Total Revenue			Fiscal Year Ended Dec. 31, 2002 compared to Year Ended Dec. 31, 2001	Fiscal Year Ended Dec. 31, 2001 compared to Year Ended Dec. 31, 2000	Fiscal Year Ended Dec. 31, 2000 compared to Year Ended Dec. 31, 1999
	Fiscal Year Ended Dec. 31, 2002	Fiscal Year Ended Dec. 31, 2001	Fiscal Year Ended Dec. 31, 2000
Revenues:
Software licenses	37.5%	38.8%	44.7%	(8.9)%	(0.9)%	4.7%
Software maintenance	36.3	29.5	28.3	15.9	19.1	16.2
Professional services and other	26.2	31.7	27.0	(22.5)	34.4	67.1

Total revenues	100.0	100.0	100.0	(5.9)	14.3	24.8
Cost of Revenues:
Software related	8.3	9.7	10.7	(19.3)	3.8	5.4
Professional services and other	24.5	25.8	18.9	(10.9)	56.4	66.3

Total cost of revenues	32.8	35.5	29.6	(13.2)	37.4	37.6
Gross profit	67.2	64.5	70.4	(1.9)	4.6	20.2
Operating Expenses:
Sales and marketing	42.8	33.0	31.4	21.8	20.2	20.5
Research and development	48.4	43.5	45.8	4.8	8.4	12.1
Less—Funded research	(28.5)	(27.7)	(30.7)	(3.2)	3.2	2.4

Research and development, net	19.9	15.8	15.2	18.8	18.9	38.4
General and administrative	18.5	17.6	15.8	(1.0)	27.5	0.6
Amortization of goodwill and other intangibles	1.3	0.6	0.5	98.1	52.9	22.0
Loss from impairment of goodwill	4.9	—	—	100.0	—	—
Restructuring-related charges	3.0	2.6	—	10.1	100.0	—

Total operating expenses	90.4	69.6	62.8	22.2	26.7	18.3

Income (loss) from operations	(23.2)	(5.1)	7.6	(324.1)	(176.9)	37.9
Interest income (expense), net	0.6	1.8	1.4	(69.8)	51.0	34.5

Income (loss) before income taxes	(22.6)	(3.3)	9.0	(536.2)	(142.4)	38.8
Income tax (benefit) provision	(1.2)	0.7	0.4	(274.8)	71.6	(41.2)

Net income (loss) from continuing operations	(21.4)	(4.0)	8.6	(402.6)	(153.4)	49.3

Discontinued Operations:
Loss from discontinued operations, net of applicable income taxes	—	(4.2)	(47.9)	—	(89.9)	(1,363.9)
Gain on disposal of discontinued operations, net of tax	2.6	22.1	—	(88.9)	100.0	—

Net income (loss)	(18.8)%	13.9%	(39.4)%	(227.6)%	140.2%	(512.9)%

Revenues

Total revenues consist of software license, software maintenance, and professional services revenues. Total revenues increased from $15,246,000 in 2000 to $17,426,000 in 2001, an increase of 14%, and decreased to $16,394,000 in 2002, a decrease of 6% from 2001.

Software license revenues, consisting of software licenses and subscriptions, accounted for 39% of total revenues in 2001 and 38% in 2002. Software license revenues decreased from $6,811,000 in 2000 to $6,753,000 in 2001, a decrease of 1%, to $6,151,000 in 2002, a decrease of 9%. The 2001 decrease is primarily due to lower desktop license sales in international regions. The 2002 decrease was primarily due to the dampened demand in the second half of 2001 and in 2002 caused by the economic slowdown, which adversely affected corporate spending on information technology in many of the industries we serve.

Software maintenance revenues accounted for 29% of total revenues in 2001 and 36% in 2002. Software maintenance revenues increased from $4,316,000 in 2000 to $5,139,000 in 2001, an increase of 19%, to $5,955,000 in 2002, an increase of 16%. These increases were due to an increase in our installed base and ongoing maintenance renewals.

Professional services revenues generated from consulting and training activities increased from $4,119,000 in 2000 to $5,534,000 in 2001, an increase of 34%, to 4,288,000 in 2002, a decrease of 23% from 2001. In 2001 the revenue growth in professional services was primarily due to worldwide expansion of our consulting resources through the acquisition of two data analysis businesses in the United States (North Carolina) and Europe (Switzerland). In 2002 the revenue decrease was primarily due to generally weak economic conditions, resulting in fewer available projects and a reduction in our consulting headcount, particularly in our Swiss office.

Revenues from international operations increased from $3,887,000 in 2000 to $3,967,000 in 2001, an increase of 2%, to $6,228,000 in 2002, an increase of 57%. These increases resulted from our international expansion through acquisition, resulting in the formation of a French subsidiary in July 2001, a Swiss subsidiary in September 2001 and a German subsidiary in January 2002. The purpose of the company’s aggressive expansion in Europe was to enhance growth and reduce our exposure to the North American economy.

We expect our license and maintenance revenues to grow in 2003, subject to the successful launch of new products and worldwide economic recovery, as we continue to increase our sales and marketing resources. However, we continue to expect our professional services revenues to remain flat or decrease until demand for IT services becomes more robust.

Cost of Revenues

Total cost of revenues increased from $4,507,000 in 2000 to $6,192,000 in 2001, an increase of 37%, and decreased to $5,377,000 in 2002, a decrease of 13% from 2001. The 2001 increase in total cost of revenues was primarily due to a product mix shift toward more cost intensive revenues such as consulting while the 2002 decrease was primarily due to a shift back towards lower cost software- related products.

The cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and costs of maintenance, decreased as a percentage of total software related revenues from 15% in 2000, to 14% in 2001, to 11% in 2002. The 2001 decrease was primarily due to an $823,000 increase in maintenance revenue, which carries a low cost of sales as compared to software license and consulting services revenues. The 2002 decrease was primarily due to an $815,000 increase in maintenance revenues as well as to revenues from new products which carry lower royalty costs. We are a worldwide licensee of the “S” programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the “S” language in exchange for royalties, which are included in the cost of software licenses. We expect that the cost of software will continue to fluctuate modestly in relation to both changes in demand for our software products and to the extent that our products incorporate the S programming language.

The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The cost of professional services as a percentage of professional services revenues increased from 70% in 2000, to 81% in 2001 and to 93% in 2002. These increases were primarily due to increased investment in professional services resources, including acquired businesses, to help the company scale and leverage additional product sales, as well as to lower services revenues. We expect the cost of professional services to remain flat or decrease slightly and for our services margin to gradually improve as utilization of existing resources grows.

Operating Expenses

Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing increased from $4,791,000 in 2000 to $5,759,000 in 2001, an increase of 20% from 2001, to $7,014,000 in 2002, an increase of 22%. As a percentage of total revenues, sales and marketing expenses increased from 31% in 2000 to 33% in 2001 and 43% in 2002. These increases were primarily due to additions to the sales force to expand our sales opportunities, including the addition of our French, Swiss and German subsidiaries. We expect our sales and marketing expenses to increase as we add more sales and marketing headcount in 2003.

Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors. Funded research amounts represent funding received primarily from U.S. federal government agencies for work performed by our research and development department under cost reimbursement arrangements. Net research and development expenses increased from $2,310,000 in 2000 to $2,747,000 in 2001, a 19% increase, to $3,263,000 in 2002, a further 19% increase. Net research and development increased as a percentage of total revenues from 15% in 2000 to 16% in 2001, and to 20% in 2002. In 2001 the increase in net research and development expenses was primarily due to increased investment in the S-PLUS product lines, and offset partially by the increase in research funding. In 2002 this increase was primarily due to increased investment in new product offerings such as Insightful Miner and InFact and to a decrease in funded research. Funded research, which consists primarily of government grants for research projects, increased from $4,678,000 in 2000 to $4,827,000 in 2001, an increase of 3%, and decreased to $4,674,000 in 2002, a decrease of 3%. The change in funded research is attributable to the amount of awarded contracts. We expect our gross research and development expenses to decrease as compared to 2002 based on previous business restructuring and for funded research to continue to fluctuate based on contract awards.

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities. General and administrative expenses increased from $2,402,000 in 2000 to $3,063,000 in 2001, an increase of 28%, to $3,031,000 in 2002, a decrease of 1%. As a percentage of total revenues, general and administrative expenses increased from 16% in 2000 to 18% in 2001 and 19% in 2002. The increase in general and administrative costs in 2001 was primarily due to costs associated with divesting the MathSoft Engineering and Educations Products Division and migrating the corporate headquarters from Cambridge, Massachusetts to Seattle, Washington, and professional fees associated with general corporate matters and corporate expansion. We expect future increases in general and administrative expenses resulting from higher legal, accounting, and insurance costs associated with being a publicly listed company.

Amortization of stock-based compensation expense consists of amounts related to common stock issued in acquisitions, which are subject to cancellation related to employee termination. Amortization of deferred stock-based compensation was $44,000 in 2001 and $220,000 in 2002. In 2001, stock-based compensation expense was included in the functional operating expense categories as follows: $28,000 for sales and marketing, $9,000 for cost of professional services revenues, and $7,000 for research and development. In 2002, stock-based compensation expense of $111,000 was included in sales and marketing, $79,000 in cost of professional services revenues, and $30,000 in research and development.

In 2002, we recorded a loss from impairment of $800,000 resulting from a write-down of the carrying value of goodwill for Predict AG as computed under FAS 142. This was due to both the continued decline in the market for IT software and services from the September 2001 date of acquisition of Predict and to our July 2002 restructuring, which resulted in the termination of nearly 50% of the headcount in our Swiss office.

Restructuring-Related Charges

In November 2001 and July 2002 we implemented workforce reductions in order to better align our costs with our revenues. The 2001 restructuring totaled $455,000 and resulted in the reduction of approximately 24 employees, or 13% of our employee base at the time. As of December 31, 2002, all severance and termination benefits related to this workforce reduction were paid. The 2002 restructuring totaled $501,000 and resulted in a workforce reduction of 31 employees, or 18% of our employee base at the time. All of the restructuring charges related to employee severance and termination benefits. As of December 31, 2002, $418,000 of the severance and termination benefits had been paid and $83,000 remained accrued on that date. These remaining benefits will be paid by January 2004.

Interest Income and Expense

Interest and other income increased from $238,000 in 2000 to $341,000 in 2001, but decreased to $128,000 in 2002. The increase in 2001 was due to an increase in cash and cash equivalents upon which we earn interest while the decrease in 2002 was due to a decrease in average balances of cash and cash equivalents and to a decrease in prevailing interest rates.

Interest expense decreased from $30,000 in 2000 to $27,000 in 2001, and increased to $33,000 in 2002. The higher expense in 2002 was due to borrowings of $450, 000 under the equipment term loan, offset somewhat by lower prevailing interest rates.

Income Taxes

As of December 31, 2002 the Company had net operating loss carryforwards of approximately $22,422,000 and research and development and other tax credit carryforwards of approximately $2,512,000. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company’s ability to utilize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.

Income tax expense of $67,000 in 2000 and $115,000 in 2001 primarily reflect the provision for foreign income taxes associated with our international operations. The income tax benefit in 2002 of $201,000 primarily relates to a reversal of income taxes payable and a tax refund on completion of a tax audit at one of our international operations.

Discontinued Operations

On January 23, 2001 we sold the assets of EEPD for cash proceeds of $7,000,000. As a result of this transaction, we recorded the operations of EEPD as discontinued operations. We recorded a net gain of $3,849,000 on the sale in 2001 after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities arising from the sale included accruals related to certain contingencies resulting from the disposition. In 2002, these contingencies were favorably resolved resulting in a net gain of $427,000 also recorded as a gain on disposal of discontinued operations.

In 2001 EEPD’s operating loss totaled $737,000, representing revenues earned of $74,000 offset by costs and expenses of $811,000 for the 23-day period ending January 23, 2001. In 2000 we recorded a $7,306,000 loss from discontinued operations, which was primarily due to our discontinued internet business, FreeScholarships.com.

Net Operating Results

Net income from continuing operations in 2000 was $1,307,000 compared to a net loss from continuing operations of $698,000 in 2001 and $3,508,000 in 2002. The 2001 loss from continuing operations resulted from slower than expected revenue growth in the second half of the year due to a slowing economy, a change in the revenue mix to a higher proportion of services revenues with lower gross profit, and to acquisition related amortization and deferred compensation charges. We incurred a loss from continuing operations of $1,338,000 in the fourth quarter of 2001 as compared to income from operations of $193,000 in the fourth quarter of 2000. This loss was also the result of higher operating expenses in 2001, including a $455,000 restructuring charge related to employee severance and termination benefits, the operating costs associated with the three acquisitions completed in the third quarter of 2001, and amortization and deferred compensation charges related to our acquisition of Predict AG in Switzerland. The 2002 loss from continuing operations resulted from lower total revenues, higher sales and marketing costs resulting from international expansion, higher net research and development expense resulting from an increase in our product line, the $800,000 loss from impairment of goodwill related to our Swiss subsidiary, and the $501,000 restructuring charge. We incurred a loss from continuing operations of $1,127,000 in the fourth quarter of 2002 as compared to a $1,338,000 loss in the prior year comparable quarter. The fourth quarter 2002 loss included a loss from impairment of goodwill charge of $800,000 and a $297,000 increase in expense, offset in part by a $508,000 improvement in gross profit due to a higher mix of software revenues as compared to services.

Net loss in 2000 was $6,000,000 compared to net income of $2,414,000 in 2001 and a net loss of $3,081,000 in 2002. The 2000 net loss reflected our net income from continuing operations offset by the loss of $7,306,000 from discontinued operations, primarily attributable to our discontinued Internet business, FreeScholarships.com. The 2001 net income reflected our loss from continuing operations offset by the net gain on the sale of EEPD and the EEPD operating loss. The 2002 net loss reflected our net loss from continuing operations offset slightly by the remaining gain on the sale of EEPD.

Contingencies

On or about December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleges that his employment was wrongfully terminated. Mr. Alaiyan seeks an unspecified amount of damages. We deny Mr. Alaiyan’s claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a material effect on our operating position, results of operations, and cash flows.

Liquidity and Capital Resources

Cash and cash equivalents increased from $3,745,000 at December 31, 2000 to $6,278,000 at the end of 2001 and $6,819,000 at the end of 2002. We generated $798,000 in cash from operations in 2002 compared to $210,000 in 2001 and $2,558,000 in 2000. Operating cash inflows in 2002 and 2001 were primarily the result of losses from continuing operations adjusted for non-cash depreciation, amortization and goodwill impairment in 2002, offset in part by increases in current assets in 2001, and benefiting from a decrease in receivables in 2002 and an increase in deferred revenue in both years. Operating cash inflow in 2000 was primarily the result of income from continuing operations and an increase in current liabilities.

Investing activities resulted in the net use of $1,285,000 of cash in 2002, $3,303,000 in 2001 and $624,000 in 2000. In 2000 and 2002 investing activities resulted primarily from the purchases of capital equipment. In 2001 investing activities consisted of capital expenditures of $1,400,000 related to continuing operations and $1,744,000 for acquisitions.

Financing activities provided cash inflows of $1,197,000 in 2002, 542,000 in 2001, and $841,000 in 2000. In 2000 and 2001 financing activities cash inflows resulted primarily from proceeds via the exercise of stock options and stock issued through the employee stock purchase plan, offset in part by payments made on capital lease obligations. In 2002 financing cash inflows also included $450,000 from equipment financings.

In March 2002, we entered into a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, that is secured by our accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of our eligible accounts receivable as determined by SVB’s accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25% as of December 31, 2002, plus 1%. A total of $1,250,000 was available under this facility at December 31, 2002.

In March 2002, we also entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million to finance the purchase of equipment and fixtures. This facility allows us to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. Advances bear interest at the prime rate, which was 4.25% as of December 31, 2002, plus 1%.

These credit facilities contain covenants that require us to maintain a certain level of net income. In July of 2002, we renegotiated these covenants to exclude the restructuring charge we incurred as a result of the July 2002 reduction in our workforce. In January of 2003 we renegotiated these covenants to exclude the impairment loss from goodwill that we incurred as a result of applying the provisions of FAS 142 to the carrying value of goodwill that we recorded as part of the acquisition of Predict. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines. These credit facilities expand our liquid resources and ability to maintain an adequate balance of cash-on-hand. Advances taken on the equipment term loan totaled $450,000 in 2002. There were no advances outstanding under the line of credit at December 31, 2002.

In 2001 net cash proceeds from the sale of EEPD amounted to $5,084,000, including proceeds on the sale of $7,000,000 offset by $1,916,000 in employee severance and termination benefits, professional fees and vendor commitments. In 2002 cash outflows for discontinued operations relating to employee severance and termination benefits amounted to $169,000.

At December 31, 2002, our principal unused sources of liquidity consisted of cash and cash equivalents of $6,819,000. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

The following are our contractual commitments associated with our operating leases and equipment financings:

	Year Ending December 31,					Thereafter	Total
	2003	2004	2005	2006	2007
Commitments:
Equipment financings	$129,000	$129,000	$129,000	$31,000	$—	$—	$418,000
Operating leases	871,000	867,000	164,000	127,000	107,000	40,000	2,176,000

Total commitments	$1,000,000	$996,000	$293,000	$158,000	$107,000	$40,000	$2,594,000

As of December 31, 2002 we had net operating loss carryforwards of approximately $22,422,000 and research and development and other tax credit carryforwards of approximately $2,512,000. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time market conditions worsen, or if other unforeseen events should occur, we would likely deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in Insightful.

Business Outlook

We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. Today, organizations collect far more data, of varied forms, than they actually analyze and meaningfully apply. The analysis of this data can lead to significant improvements in the quality and efficacy of products built, marketed, and sold. Furthermore, there are large amounts of additional information that organizations will collect in the future to drive higher return on investment. Overall, as recognized by industry analysts, this implies significant long-term potential for data analysis companies such as Insightful.

Throughout our history, we have, to varying degrees, tailored our data analysis solutions to the needs of the following industries: securities and banking, life sciences, manufacturing, telecommunications, environmental, and defense/intelligence. We also serve the academic community, though our objective there is not to drive short-term increased revenues but rather seed for future commercial sales. The present and future outlook for spending on software solutions in the industries we serve varies based on macro- and micro-economic factors. Competition for the reduced software budgets which organizations have available within these industries has been fierce. In addition, we’re seeing more of our customers explore and adopt open-source data analysis technologies, instead of purchasing commercial software products. As a result of these factors and others, our software license and service revenues have declined, despite the significant returns that our data analysis solutions can provide. To compensate, we are focusing our resources in on higher-value initiatives in the three industries that currently account for the majority of our revenues: life sciences, securities and banking, and defense/intelligence.

To broaden the type of data analysis problems that our products can handle, we undertook initiatives to expand our portfolio of products beyond statistics to encompass data mining and knowledge access. As a result, in the first half of 2002, we’ve augmented S-PLUS® with the newly released Insightful Miner and InFact®, to address the emerging need to analyze structured (numerical) and unstructured (linguistic and textual) data sets. Initial sales for these new products, though encouraging, have not met our objectives.

We will continue to invest in both our existing and new products, as well as in expanding our sales and marketing efforts, but at slower pace than historical levels. Looking forward, we expect that our professional services revenue will remain at its current depressed levels until there is a sustained economic recovery for IT spending. However, we anticipate that growth will resume for our software license and maintenance revenues, and will be predominantly driven by increased resources and efficiency of our sales and marketing efforts worldwide, and subject to our efficiency in closing deals and winning new customers for our products.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on us.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. We adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the company becomes involved beginning February 1, 2003. We currently believe the adoption of FIN 46 will not have a significant impact on the Company. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We operate in the United Kingdom, Germany, France and Switzerland and incur expenses denominated in those local currencies. However, we do not believe that these operating expenses will harm our results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the company’s investments are in short-term instruments. Based on the short term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 and the Index therein for a listing of the financial statements and supplementary data as part of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants on accounting and financial disclosure in 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

We will file with the SEC a definitive proxy statement within 120 days of December 31, 2002. The information required by this item is incorporated herein by reference to the proxy statement

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to the proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the proxy statement.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934, as amended, or Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and our [interim] chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of a date, or the evaluation date, within 90 days before the filing date of this report, concluded that our disclosure controls and procedures as of the evaluation date were effective.

Changes in Internal Controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

1.    Financial Statements.    The following consolidated financial statements of Insightful Corporation and Independent Auditors Report are filed as part of this report.

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

2.    Schedules.    None.

3.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated (Exhibit 3.1) (A)

3.2	Bylaws of the registrant, as amended and restated (Exhibit 3.2) (A)

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2	2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3	2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4	2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (F)

10.6*	Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (G)

10.7*	Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (H)

10.8	License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (H)

10.9	Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (H)

10.10	Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate Holdings, Inc. (Exhibit 2.6) (H)

10.11	Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (H)

10.12	Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (H)

10.13	Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schunemann (Exhibit 10.1) (I)

Exhibit Number		Description

10.14		Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles Digate. (J)

10.15		Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (K)

10.16		Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (K)

10.17		Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

21.1	†	Subsidiaries of the registrant

23.1	†	Consent of Ernst & Young LLP, independent auditors

24.1	†	Power of attorney (contained on signature page)

99.1	†	Certification of Financial Statements by Principal Executive Officer of the registrant pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	†	Certification of Financial Statements by Principal Financial Officer of the registrant pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Confidential treatment granted by order of the SEC.
(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.
(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.
(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.
(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.
(E)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-1 (SEC File No. 333-55658), filed December 11, 1992.
(F)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.
(G)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.
(H)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.
(I)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 10, 2001.
(J)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 31, 2002.
(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.
(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(b)	Reports on Form 8-k

There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2003

INSIGHTFUL CORPORATION

By:	/S/ SHAWN F. JAVID
Shawn F. Javid President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Shawn F. Javid and Fred Schapelhouman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHAWN F. JAVID Shawn F. Javid	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/S/ FRED SCHAPELHOUMAN Fred Schapelhouman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003

/S/ ARTHUR H. REIDEL Arthur H. Reidel	Director	March 25, 2003

/S/ CHRISTOPHER S. COVINGTON Christopher S. Covington	Director	March 25, 2003

/S/ MARK C. OZUR Mark C. Ozur	Director	March 25, 2003

/S/ SAMUEL R. MESHBERG Samuel R. Meshberg	Chairman of the Board of Directors	March 25, 2003

CERTIFICATIONS

I, Shawn F. Javid, certify that:

1.	I have reviewed this annual report on Form 10-K of Insightful Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ SHAWN F. JAVID
Shawn F. Javid President and Chief Executive Officer

I,	Fred Schapelhouman, certify that:

1.	I have reviewed this annual report on Form 10-K of Insightful Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

c)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ FRED SCHAPELHOUMAN
Fred Schapelhouman Chief Financial Officer

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Financial Statements as of December 31, 2002 and 2001

Together with Auditors’ Report

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders

Insightful Corporation:

We have audited the accompanying consolidated balance sheets of Insightful Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Insightful’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Insightful Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 23, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST AND YOUNG LLP

Seattle, Washington

February 13, 2003

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

This report is a copy of a previously issued Arthur Andersen LLP audit report, and the report has not been re-issued by Arthur Andersen LLP. This report relates to the two year period ended December 31, 2000 and the related schedule II, but only financial information for the one year period ended December 31, 2000 is included herein.

To Insightful Corporation:

We have audited the accompanying consolidated balance sheet of Insightful Corporation and subsidiaries (formerly Mathsoft, Inc.) as of December 31, 2000 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Insightful’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/S/    ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 23, 2001

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$6,819	$6,278
Accounts receivable, less reserves of $305 and $268 at December 31, 2002 and 2001, respectively	2,346	3,688
Other receivables	955	1,004
Inventories	102	70
Prepaid expenses	204	253

Total current assets	10,426	11,293
Property and Equipment, net	2,055	2052
Goodwill	1,230	1,874
Other Intangibles, net of accumulated amortization of $267 and $46 at December 31, 2002 and 2001, respectively	276	374
Other Assets	49	102

	$14,036	$15,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129	$44
Accounts payable	1,030	1,375
Accrued payroll and payroll-related items	1,135	977
Accrued expenses and other current liabilities	1,236	2,044
Deferred revenue	4,780	3,818

Total current liabilities	8,310	8,258
Long-term debt, less current portion	289	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value—
Authorized—1,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value—
Authorized—20,000,000 shares
Issued and outstanding—11,518,277 and 11,326,441 shares at December 31, 2002 and 2001, respectively	115	113
Additional paid-in capital	34,316	33,867
Deferred stock-based compensation	(162)	(382)
Accumulated deficit	(28,881)	(25,800)
Subscription receivable from director	—	(380)
Cumulative translation adjustment	49	19

Total stockholders’ equity	5,437	7,437

	$14,036	$15,695

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2002	2001	2000
Revenues:
Software licenses	$6,151	$6,753	$6,811
Software maintenance	5,955	5,139	4,316
Professional services and other	4,288	5,534	4,119

Total revenues	16,394	17,426	15,246

Cost of Revenues:
Software related	1,367	1,693	1,631
Professional services and other	4,010	4,499	2,876

Total cost of revenues	5,377	6,192	4,507

Gross profit	11,017	11,234	10,739

Operating Expenses:
Sales and marketing	7,014	5,759	4,791
Research and development	7,937	7,574	6,988
Less—Funded research	(4,674)	(4,827)	(4,678)

Research and development, net	3,263	2,747	2,310
General and administrative	3,031	3,063	2,402
Amortization of goodwill (2001 and 2000) and other intangibles	212	107	70
Loss from impairment of goodwill	800	—	—
Restructuring-related charges	501	455	—

Total operating expenses	14,821	12,131	9,573

Income (loss) from operations	(3,804)	(897)	1,166
Interest and Other Income	128	341	238
Interest Expense	(33)	(27)	(30)

Income (loss) before income taxes	(3,709)	(583)	1,374
Income tax (benefit) provision	(201)	115	67

Income (loss) from continuing operations	(3,508)	(698)	1,307
Discontinued Operations:
Loss from discontinued operations, net of tax	—	(737)	(7,307)
Gain on disposal of discontinued operations, net of tax	427	3,849	—

Net income (loss)	$(3,081)	$2,414	$(6,000)

Basic and Diluted Income (Loss) per Share—Continuing Operations	$(0.31)	$(0.06)	$0.12

Basic Income (Loss) per Share—Discontinued Operations	$0.04	$0.29	$(0.70)

Diluted Income (Loss) per Share—Discontinued Operations	$0.04	$0.29	$(0.66)

Basic Net Income (Loss) per Share	$(0.27)	$0.22	$(0.57)

Diluted Net Income (Loss) per Share	$(0.27)	$0.22	$(0.54)

Weighted-Average Number of Common Shares Outstanding	11,287	10,858	10,458

Weighted-Average Number Common Shares Outstanding Assuming Dilution	11,287	10,858	11,028

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Stock-Based Compensation	Accumulated Deficit	Subscription Receivable	Translation Adjustment	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2000	9,932	$99	$30,835	$—	$(22,214)	$—	$(86)	$8,634	$—
Exercise of stock options and Employee Stock Purchase Plan	764	8	1,690	—		(550)	—	1,148	—
Net loss	—	—	—	—	(6,000)	—	—	(6,000)	(6,000)
Translation adjustment	—	—	—	—	—	—	93	93	93

Comprehensive loss	—	—	—	—	—	—	—	—	(5,907)

Balance, December 31, 2000	10,696	107	32,525	—	(28,214)	(550)	7	3,875	—
Exercise of stock options and Employee Stock Purchase Plan	296	3	514	—	—	—	—	517	—
Collection of subscription receivable	—	—	—	—	—	170	—	170	—
Issuance of common stock in connection with Predict acquisition and deferred stock-based compensation	300	3	688	(426)	—	—	—	265	—
Issuance of common stock and warrants in connection with Waratah acquisition	34	—	140		—	—	—	140	—
Amortization of stock-based compensation	—	—	—	44	—	—	—	44
Net income	—	—	—	—	2,414	—	—	2,414	2,414
Translation adjustment	—	—	—	—	—	—	12	12	12

Comprehensive income	—	—	—	—	—	—	—	—	$2,426

Balance, December 31, 2001	11,326	113	33,867	(382)	(25,800)	(380)	19	7,437	—
Exercise of stock options and Employee Stock Purchase Plan	192	2	449	—	—	—	—	451	—
Collection of subscription receivable	—	—	—	—	—	380	—	380	—
Amortization of stock-based compensation	—	—	—	220	—	—	—	220
Net loss	—	—	—	—	(3,081)	—	—	(3,081)	(3,081)
Translation adjustment	—	—	—	—	—	—	30	30	30

Comprehensive loss	—	—	—	—	—	—	—	—	$(3,051)

Balance, December 31, 2002	11,518	$115	$34,316	$(162)	$(28,881)	$—	$49	$5,437

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2002	2001	2000
Operating Activities:
Net income (loss)	$(3,081)	$2,414	$(6,000)
Less—Income (loss) from discontinued operations	427	3,111	(7,306)

Income (loss) from continuing operations	(3,508)	(697)	1,306
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities—
Depreciation and amortization of other intangibles	1,289	754	325
Amortization of stock-based compensation	220	44	—
Currency translation adjustment	30	12	137
Goodwill impairment	800	—	—
Changes in current assets and liabilities:
Accounts and other receivables	1,391	(540)	(725)
Inventories	(31)	—	8
Prepaid expenses	49	(72)	14
Accounts payable	(345)	115	628
Accrued expenses, payroll and other current liabilities	(59)	(169)	356
Deferred revenue	962	763	509

Net cash provided by operating activities	798	210	2,558

Investing Activities:
Purchases of property and equipment	(1,069)	(1,400)	(635)
Decrease (increase) in other assets	52	(48)	11
Capitalized patent costs	(92)	(111)	—
Acquisitions, net of cash acquired	(176)	(1,744)	—

Net cash used in investing activities	(1,285)	(3,303)	(624)

Financing Activities:
Payments on debt	(84)	(145)	(307)
Proceeds from debt	450	—	—
Cash received on subscription receivable from director	380	170	—
Proceeds from exercise of stock options and employee stock purchase plan	451	517	1,148

Net cash provided by financing activities	1,197	542	841

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(45)

Net cash (used in) provided by continuing operations	710	(2,551)	2,730

Net cash provided by (used in) discontinued operations	(169)	5,084	(6,198)

Net Increase (Decrease) in Cash and Cash Equivalents	541	2,533	(3,468)

Cash and Cash Equivalents, beginning of year	6,278	3,745	7,213

Cash and Cash Equivalents, end of year	$6,819	$6,278	$3,745

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for—
Interest	$(59)	$12	$28

Income taxes	$9	$65	$67

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock and warrants in connection with acquisitions and deferred stock-based compensation	$—	$832	$—

Capital leases	$—	$—	$168

Issuance of common stock in exchange for subscription receivable	$—	$—	$550

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)    DESCRIPTION OF BUSINESS

CONTINUING OPERATIONS

Insightful Corporation and subsidiaries, or Insightful, provides enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. The company is a leading supplier of software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data, text and images

Insightful’s products include InFact®, Insightful Miner, S-PLUS®, StatServer®, and S-PLUS Analytic Server®. Insightful’s consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

Insightful has been delivering data analysis solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, Insightful has North American offices in New York City and North Carolina. Insightful’s international offices are located in France, Germany, Switzerland, and the United Kingdom, with distributors around the world.

DISCONTINUED OPERATIONS

In June 1999, Insightful incorporated FreeScholarships.com, Inc. (FSC) as a wholly owned subsidiary. FSC began web-based operations in February 2000 as an Internet company providing information and assistance to a broad consumer market focused on funding the costs of education. During the third quarter of 2000, Insightful discontinued operations of FSC.

In January 2001, Insightful sold the operations of its Engineering and Education Products Division (EEPD) to a third party for cash proceeds of $7,000,000 resulting in a gain of $4,276,000. Of this gain on disposal of discontinued operations, $3,849,000 was recorded in 2001 and $427,000 was recorded in 2002 based on the successful resolution of certain contingencies.

The results of FSC and EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

Components of the loss from discontinued operations are as follows:

	Years Ended December 31,
	2001	2000
Revenues	$74	$16,276
Costs and Expenses	(811)	(23,582)

Loss from Discontinued Operations	$(737)	$(7,306)

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

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

(b)    Revenue Recognition

Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software, after execution of a non-cancellable signed license agreement or receipt of a definitive purchase order (when appropriate), if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established vendor-specific objective evidence (“VSOE”) for professional services, training and support services. In addition, we have established VSOE for maintenance related to most of our products. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer’s financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale under an unconditional 30 day return policy.

Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. We require our customers to purchase one-year maintenance contracts on most of our products. Maintenance fees, which include unspecified product upgrades on a when-and-if available basis, are based on a percentage of the current list price of the licensed software products as determined by the price the customer would pay for maintenance renewal. Maintenance renewals are optional.

Consulting revenues include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 days.

Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. If a software product is sold with other elements, including maintenance, and VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

(c)    Cash Equivalents

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months at the time of purchase. Cash equivalents consisted primarily of investments in institutional money market funds.

(d)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of CDs and users manuals.

(e)    Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Insightful provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or lease term

Property and equipment under capital leases are amortized over the shorter of the estimated useful life of three to five years or the term of the lease. Repair and maintenance costs are expensed as incurred.

(f)    Research and Development

Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2002, 2001 and 2000, Insightful expensed all research and development costs, as those costs incurred from technological feasibility (defined as a working model) to general release were not material.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(g)    Funded Research

We have a funded research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require us to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal & image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against our total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. During the fiscal years ended December 31, 2002, 2001, and 2000, funded research recognized in operations was approximately $4,674,000, $4,827,000, and $4,678,000, respectively.

(h)    Earnings per Share

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued subject to restrictions is excluded from the calculation. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, (including stock options and warrants) unless their effect on earnings per share from continuing operations is anti-dilutive.

A reconciliation of basic and diluted shares outstanding is as follows:

	Years Ended December 31,
	2002	2001	2000
Weighted average common shares outstanding	11,287,000	10,858,000	10,458,000
Effect of dilutive stock options	—	—	570,000

Weighted-average common shares outstanding assuming dilution	11,287,000	10,858,000	11,028,000

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive:

	Years Ended December 31,
	2002	2001	2000
Weighted-average antidilutive stock options and warrant	3,268,000	1,429,000	1,659,000

(i)    Foreign Currency Translation

The functional currency of the Insightful’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of Insightful’s foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The effect of aggregate transaction gains and losses are recognized currently in the consolidated statements of operations included in general and administrative expense. Aggregate transaction gain was approximately $5,000 for the year ended December 31, 2001. Aggregate transaction losses were approximately $5,000 for the year ended December 31, 2002 and $109,000 for the year ended December 31, 2000.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(j)    Goodwill and Other Intangibles

Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting. Other intangibles consist primarily of amounts allocated to non-compete agreements and customer relationships as a result of business acquisitions and capitalized legal patent fees.

Goodwill originating from acquisitions completed before June 30, 2001 was amortized on a straight-line basis over its estimated useful life. At December 31, 2001 $65,000 of goodwill remained from acquisitions completed prior to June 30, 2001. With the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002, we no longer amortize goodwill to earnings. Unamortized goodwill at December 31, 2001 was $1,874,000. Instead, all goodwill is reviewed for impairment on an annual basis, or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Insightful determines fair value using the market value method or the present value method of measurement of future cash flows. The transitional impairment test as prescribed by SFAS 142 was completed effective January 1, 2002 and no impairment was then indicated.

In the fourth quarter of 2002 Insightful performed its annual impairment analysis. Based on an analysis of discounted expected future cash flows, an impairment of the goodwill associated with its acquisition of Predict AG was indicated and Insightful recorded a loss from impairment of $800,000. In assessing the recoverability of our goodwill and other intangible assets, Insightful must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Insightful’s future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flows or their related assumptions were to change, Insightful would be required to record impairment charges for these assets for which the carrying value is not supported by the future cash flows. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

(k)    Advertising Costs

Insightful expenses advertising costs as incurred. Total advertising expenses were approximately $39,000, $33,000 and $150,000 for the years ended December 2002, 2001, and 2000, respectively.

(l)    Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Insightful’s financial instruments that subject it to credit risk consist primarily of cash and cash equivalents and accounts receivable. Insightful maintains the majority of its cash balances with one financial institution.

Insightful’s accounts receivable and customer base are dispersed across many different geographic areas throughout North America and Europe and consists of companies in a variety of industries. Insightful assesses each customer’s financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness. Insightful does not require collateral or other security to support credit sales.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

During the years ended December 31, 2002, 2001 and 2000, Insightful did not have any one customer that accounted for greater than 10% of net revenues. As of December 31, 2002 and 2001, Insightful did not have any one customer that accounted for greater than 10% of accounts receivable.

(m)    Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements. Insightful has used estimates in determining certain provisions, including receivable reserves, useful lives for property and equipment, useful lives of intangibles, impairment losses related to goodwill, and tax liabilities.

(n)    Financial Instruments

At December 31, 2002, Insightful had the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and debt. The carrying value of cash and cash equivalents, receivables and payables approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to Insightful for debt of similar risk and maturities.

(o)    Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Insightful does not currently engage in derivatives or hedging transactions.

(p)    Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Insightful does not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on its financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by Insightful for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Insightful will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. Insightful adopted the disclosure requirements of this Statement as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of Insightful as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which Insightful becomes involved beginning February 1, 2003. We currently believe the adoption of FIN 46 will not have a significant impact on Insightful. Insightful believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve.

(q)    Segment Information

SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Insightful currently operates in a single business segment related to statistical analysis, data mining and knowledge access software and services. See Note 14 for geographic data.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

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

(s)    Stock-Based Compensation

Insightful has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to Insightful’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact applying the fair value method of SFAS No. 123. These pro-forma disclosures are included in Note 9. Insightful recognizes compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Scholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

Deferred stock-based compensation consists of amounts related to common stock issued in acquisitions, which are subject to cancellation related to employee termination. Such amounts are amortized into compensation expense over the vesting period.

(t)    Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss), which Insightful currently reports, are foreign translation adjustments.

(u)    Reclassification of Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    GOODWILL AND OTHER INTANGIBLES

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” Insightful adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets (other than goodwill) and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external that may suggest impairment.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Before December 31, 2001, goodwill resulting from acquisitions competed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life. With the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, beginning January 1, 2002 Insightful no longer amortize goodwill to earnings. Instead, goodwill is reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Insightful determines fair value using the market value method or the present value method of measurement of future cash flows. The transitional impairment test as prescribed by SFAS 142 was completed with a January 1,2002 measurement date and no impairment was indicated at that time.

In the fourth quarter of 2002 Insightful performed its annual impairment analysis. Based on an analysis of discounted expected future cash flows, an impairment of the goodwill associated with its acquisition of Predict AG was indicated and we recorded a loss from impairment of $800,000. In assessing the recoverability of goodwill and other intangible assets, Insightful must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Insightful’s future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flow or their related assumptions were to change, the company would be required to record impairment charges for these assets for which the carrying value is not supported by the future cash flows. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

Insightful’s net loss and income, adjusted to exclude goodwill amortization was as follows:

	Years Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(3,081,000)	$2,414,000	$(6,000,000)
Add back goodwill amortization, net of tax	—	68,000	70,000

Adjusted net income (loss)	$(3,081,000)	$2,482,000	$(5,930,000)

There was no significant impact on basic or diluted income or loss per share due to the amortization of goodwill, net of taxes.

During the year ended December 31, 2002, goodwill of $126,000 and other intangible assets of $31,000 were acquired through the purchase of the German data analysis business completed on January 1, 2002 (See Note 11).

Other intangible assets, consisting of intangible assets with definite lives and therefore subject to amortization, consist of the following:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Non-compete agreements	$146,000	$(91,000)	$55,000	$146,000	$(18,000)	$128,000
Customer relationships	195,000	(118,000)	77,000	164,000	(21,000)	143,000
Capitalized patent expenses	202,000	(58,000)	144,000	111,000	(8,000)	103,000

Total	$543,000	$(267,000)	$276,000	$421,000	$(47,000)	$374,000

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Other intangibles are scheduled to be fully amortized by December 31, 2005 with corresponding amortization estimated to be $199,000, $60,000 and $17,000 for the remainder of 2003, 2004 and 2005, respectively.

(4)    FINANCING ARRANGEMENTS

In March 2002, Insightful entered into a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful’s accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25% as of December 31, 2002, plus 1%. As of December 31, 2002, Insightful had no outstanding borrowings under the working capital facility. The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at December 31, 2002. A total of $1,250,000 was available under this facility at December 31, 2002.

In March 2002, Insightful also entered into an equipment term loan and security agreement with SVB, which provides up to $1.5 million in two tranches to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. The advances bear interest at the prime rate, which was 4.25% as of December 31, 2002, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. As of December 31, 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at December 31, 2002 was $418,000.

The loan and security agreement with SVB requires Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at December 31, 2002.

The following are repayments associated with our equipment term loan:

	Year Ending December 31,					Thereafter	Total
	2003	2004	2005	2006	2007
Commitments:
Equipment term loan	$129,000	$129,000	$129,000	$31,000	—	—	$418,000

During 2000, Insightful entered into several financing arrangements for the purchase of equipment totaling $167,788, all of which are secured by the equipment purchased. All of the financings were payable in 24 equal monthly payments of principal plus interest ranging from 10.9% to 11.3%. These financing arrangements were paid in 2002 and as of December 31, 2002 there were no further obligations under these arrangements.

(5)    BUSINESS RESTRUCTURINGS

In July 2002, Insightful implemented a workforce reduction of 31 employees, which represented 18% of Insightful’s employee base at that time and included employees from all functional areas of Insightful. All of the employees designated for termination in the restructuring were terminated as of September 30, 2002. The restructuring charges, totaling approximately $501,000, related entirely to employee severance and termination benefits. As of December 31, 2002, $418,000 of the severance and termination benefits was paid and $83,000 remained accrued on that date. These remaining benefits will be paid by January 2004.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In November 2001, Insightful implemented a workforce reduction of 24 employees, which represented 13% of Insightful’s employee base at that time and included employees from all functional areas of Insightful. All of the restructuring charges, totaling approximately $455,000, related to employee severance and termination benefits. As of December 31, 2002, all severance and termination benefits related to this workforce reduction were paid.

(6)    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2001	2001
Computer equipment and software	$5,300,000	$3,899,000
Furniture and fixtures	529,000	420,000
Property and equipment under capital lease	—	478,000
Leasehold improvements	215,000	208,000

	6,044,000	5,005,000
Less—Accumulated depreciation and amortization	3,989,000	2,953,000

	$2,055,000	$2,052,000

Depreciation expense on fixed assets was approximately $1,067,000, $633,000, and $255,000 for the years ended December 2002, 2001, and 2000, respectively.

(7)    INCOME TAXES

Income (loss) from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2002	2001	2000
United States	$(2,444,000)	$9,000	$1,030,000
Foreign	(1,265,000)	(592,000)	344,000

Total	$(3,709,000)	$(583,000)	$1,374,000

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The provisions for income taxes consisted of the following:

	Years Ended December 31,
	2002	2001	2000
Current tax (benefit) expense—
Federal	$(98,000)	$50,000	$—
State	(100,000)	140,000	—
Foreign	(103,000)	65,000	69,000

	(301,000)	255,000	69,000
Deferred tax (benefit)—
Federal	(483,000)	(818,000)	(2,829,000)
State	—	—	(499,000)

	(483,000)	(818,000)	(3,328,000)
Increase in valuation reserve	483,000	818,000	3,328,000
Tax benefit (expense) relating to discontinued operations	100,000	(140,000)	(2,000)

Income tax (benefit) provision relating to continuing operations	$(201,000)	$115,000	$67,000

A reconciliation of the federal statutory rate to Insightful’s effective tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
Income tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in tax resulting from—
State tax provision, net	—	—	6.0
Foreign tax provision	—	11.2	0.5
Other permanent items	0.5	3.8	1.0
Alternative Minimum Tax	—	8.6	—
Research Credit	3.5	—	—
Acquisition related	8.9	—	—
Other	2.7	—	—
Operating losses, not benefited	13.0	30.1	(36.6)

	(5.4)%	19.7%	4.9%

At December 31, 2002, Insightful has available net operating loss carryforwards of approximately $22,422,000 and tax credit carryforwards of approximately $2,512,000. The net operating loss and tax credit carryforwards may be used to offset future federal taxable income and federal income taxes, respectively, through the year ending December 31, 2022. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. Additionally, approximately $3.3 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders’ equity.

The significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Net operating loss carryforward	$7,623,000	$7,235,000
Accounts receivable reserves	108,000	97,000
Accrued liabilities	462,000	509,000
Research and development and other tax credit carryforwards	2,512,000	2,382,000

	10,705,000	10,223,000
Valuation allowance	(10,705,000)	(10,223,000)

Net deferred tax asset	$—	$—

Temporary tax differences consist of depreciation differences between tax and book, timing differences for various reserves, accrued liabilities, and start-up and organization costs.

Due to the uncertainty surrounding the realization of its deferred tax assets, Insightful has recorded a full valuation allowance against its deferred tax assets. The valuation allowance increased by $482,000 and $818,000 during 2002 and 2001, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

Insightful has non-cancelable operating leases for its various facilities and certain office and other equipment. Insightful is also a worldwide licensee of the “S” programming language from Lucent Technologies Inc through February 18, 2007. Under the license, Insightful has the right to use, sublicense and support the “S” programming language from Lucent Technologies in exchange for royalties, which are included in the cost of software licenses. After February 18, 2007, we may, at our election, extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license.

The future minimum commitments under Insightful’s noncancellable operating lease arrangements, exclusive of operating costs are as follows:

Year ending December 31,
2003	$871,000
2004	867,000
2005	164,000
2006	127,000
2007	107,000
Thereafter	40,000

$2,176,000

Rental expense under Insightful’s operating leases was approximately $973,000, $861,000 and $693,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In certain of Insightful’s licensing agreements the company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2002 and 2001 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

On or about December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. We deny Mr. Alaiyan’s claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a material effect on our operating position, results of operations, and cash flows.

(9)    STOCKHOLDERS’ EQUITY

(a)    Stock Option Plans

In February 2002, the Company’s stock option plan that was adopted in 1992 (the 1992 Plan) expired. Under this plan, the Board of Directors had the ability to grant incentive stock options (ISOs), nonqualified stock options, awards of common stock and authorizations to make direct purchases of common stock to eligible employees and others, as defined. The options granted typically vested over a five-year period. At December 31, 2002, no options were available for future grant under the 1992 Plan.

On June 7, 2001 the stockholders approved the adoption of the 2001 Stock Option and Incentive Plan (the 2001 Plan), whereby the Board of Directors may grant ISOs, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful’s stock to eligible employees and others, as defined. On April 17, 2002, the stockholders approved the registration of an additional 500,000 shares of Insightful’s stock in connection with an increase of shares authorized for issuance under the 2001 Plan increasing the total authorized shares to 1,000,000 shares and also approved automatically increasing the number of shares of common stock issuable under the plan by 7% or 1 million shares, whichever is less, at the commencement of each year. The options typically vest over a four-year period. At December 31, 2002, Insightful has 110,000 options available for future grant under the 2001 Plan.

The Company also has a Non-Employee Director Stock Option Plan (the 1992 Directors’ Plan) pursuant to which directors who were not officers or employees of Insightful annually receive options to purchase shares of Insightful’s common stock. This plan also expired in February, 2002. At December 31, 2002 Insightful had no options available for future grant under the 1992 Directors’ Plan. On June 7, 2001 the stockholders approved the adoption of the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors’ Plan) under which our non-employee directors receive annual grants to purchase shares of our common stock. On April 17, 2002, the stockholders approved an increase of 800,000 shares authorized for issuance under the 2001 Directors’ Plan. This plan provides for up to 1,000,000 shares of our common stock to be reserved for the grant of non-qualified stock options to directors who are not our employees. All of our option grants under the 2001 Directors’ Plan are made at or above fair market value at the time of grant. These options are exercisable upon grant. At December 31, 2002, Insightful had 900,000 options available for future grant under the 2001 Directors’ Plan.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Insightful has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful are granted nonqualified options to purchase stock. A total of 200,000 shares of common stock may be issued under the 1996 Non-Officer Plan. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At December 31, 2002, Insightful had 176,000 options available for future grant under the 1996 Non-Officer Plan.

The assumptions used to calculate the pro forma effect of the application of SFAS No. 123 and the weighted average information are as follows:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rates	1.45% – 4.03%	2.17% – 5.07%	5.28% – 6.73%
Expected dividend yield	None	None	None
Expected lives	7 years	7 years	7 years
Expected volatility	162%	95%	101%

The effect of applying SFAS No. 123 would be as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$(3,081,000)	$2,414,000	$(6,000,000)
Add: Stock-based compensation as reported	220,000	44,000	—
Deduct: Stock-based compensation determined under FAS 123	(1,506,000)	(1,322,000)	(4,008,000)

Pro forma net income (loss)	$(4,367,000)	$1,136,000	$(10,008,000)

Basic income (loss) per share as reported	$(0.27)	$0.22	$(0.57)

Diluted net income (loss) per share as reported	$(0.27)	$0.22	$(0.54)

Pro forma basic net income (loss) per share	$(0.39)	$0.10	$(0.96)

Pro forma diluted net income (loss) per share	$(0.39)	$0.10	$(0.96)

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Insightful’s stock option activity for all plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	2,995,000	$2.57
Granted	1,287,000	3.30
Exercised	(706,000)	2.17
Canceled	(716,000)	3.31

Outstanding at December 31, 2000	2,860,000	2.81
Granted	1,734,000	2.34
Exercised	(230,000)	1.80
Canceled	(977,000)	2.94

Outstanding at December 31, 2001	3,387,000	2.61
Granted	824,000	1.50
Exercised	(122,000)	2.37
Canceled	(1,049,000)	2.71

Outstanding at December 31, 2002	3,040,000	$2.28

Exercisable at December 31, 2002	1,410,000	$2.69

Exercisable at December 31, 2001	1,435,000	$2.85

Exercisable at December 31, 2000	1,317,000	$2.79

The weighted average grant-date per share fair value of options granted in 2002, 2001, and 2000 was $1.46, $1.81, and $2.99, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.17 – 1.72	789,000	9.47 years	$1.34	92,000	$1.57
1.75 – 2.06	777,000	7.96 years	1.78	333,000	1.81
2.11 – 2.69	791,000	7.10 years	2.42	551,000	2.47
2.75 – 5.50	683,000	6.07 years	3.79	434,000	3.87

$1.17 – 5.50	3,040,000	7.70 years	$2.28	1,410,000	$2.69

(b)    Employee Stock Purchase Plan

Insightful has an employee stock purchase plan (ESPP) that allows eligible employees to purchase Insightful common stock at the lesser of 85% of fair value on certain prescribed dates as defined in the ESPP, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2002, 2001, and 2000,

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Insightful issued 70,000, 66,000, and 57,000 shares under the ESPP, respectively. As of December 31, 2002, 20,000 shares remain available for future purchase. The ESPP terminated in the first quarter of 2003.

(c)    Subscription Receivable from Director

In June 2000, Insightful loaned $550,000 on a full recourse basis to a director (and at that time chief executive officer) for the exercise of common stock options. Interest under the note was 8% in the first two years, and was to be at the prime rate thereafter. Insightful classified the note receivable as a reduction in stockholders equity in the consolidated financial statements. The note, plus interest, was paid in full in January 2002.

(d)    Warrants

In conjunction with the July 2001 acquisition of a data analysis consulting business from Waratah Corporation, a common stock warrant to purchase 20,000 shares of common stock at an exercise price of $2.90 was issued. This warrant expires on July 13, 2006 and was valued at $41,000 based on the Black-Scholes model.

(e)    Common Shares Reserved

At December 31, 2002 shares common stock reserved for future issuance was as follows:

Outstanding stock options	3,040,000
Stock options available for grant	1,186,000
ESPP	20,000
Warrants to purchase common stock	20,000

4,266,000

(10)    401(K) RETIREMENT PLAN

Insightful sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. Insightful matches employees’ contributions at the discretion of Insightful’s management. No contributions were made by the company during 2002. Amounts charged to expense for matching contributions were approximately $177,000 and $128,000 in 2001 and 2000, respectively.

(11)    ACQUISITIONS

On January 1, 2002, Insightful completed the acquisition of a data analysis software business from Graphische Systeme GmbH (GraS), Insightful’s former German distributor. The acquisition provides Insightful with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000. This transaction was accounted for as an asset purchase.

In September 2001, Insightful completed the acquisition of Predict AG (Predict). The transaction was accounted for using the purchase method of accounting. This acquisition provided Insightful with a European professional services headquarters. The aggregate consideration paid was $2,214,000 consisting of $1,466,000 cash, common stock valued at $691,000 and direct transaction costs of $57,000. The value of the 300,000 shares

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

of common stock issued was determined based on the average market price of Insightful’s common stock over a three-day period before and after the date of acquisition.

In July 2001, Insightful completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provided Insightful with expanded resources, while establishing an East Coast consulting office. The aggregate consideration paid was $303,000 consisting of $150,000 cash, common stock valued at $99,000, a common stock warrant valued at $41,000 and direct transaction costs of $13,000. The value of the 34,530 common shares issued was determined based on the average market price of Insightful’s common shares over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model.

In July 2001, Insightful acquired the data analysis software distribution operations of Sigma-Plus, Insightful’s longtime distributor in France. The acquisition provided Insightful with an expanded direct sales channel and local consulting resources in Paris and Toulouse. The aggregate consideration paid was $250,000 consisting of $212,000 cash and direct transaction costs of $38,000.

The results of GraS, Predict, Waratah and Sigma Plus have been included in the operating results of Insightful since their respective acquisition dates.

The following table summarizes the allocation of the purchase price of each acquisition to the assets acquired (thousands omitted):

	Predict	Waratah	Sigma-Plus	GraS	Total
Current assets	$385	$—	$—	$—	$385
Property, plant, and equipment	159	20	1	—	180
Non-compete agreements	51	44	51	—	146
Customer relationships	164	—	—	31	195
Goodwill	1,374	240	198	126	1,938

Total assets acquired	2,133	304	250	157	2,844

Current liabilities assumed	(345)	—	—	—	(345)

Total purchase price	1,788	304	250	157	2,499
Deferred stock-based compensation	426	—	—	—	426

Total consideration, including deferred stock-based compensation	$2,214	$304	$250	$157	$2,925

Of the $1,938,000 in goodwill, approximately $240,000 is deductible for tax purposes.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The lives assigned to the identified intangible assets described above are two years. Amortization expense for these intangibles was $209,000 and $39,000 in 2002 and 2001, respectively, and was recorded based on the straight-line method.

Goodwill.    The excess of the purchase price over the fair value of the assets acquired is recorded as goodwill. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment.

Deferred stock-based compensation.    In connection with the employment agreements and related stock retention agreements with three of Predict’s key employees, 185,010 shares of Insightful common stock otherwise issuable to these employees pursuant to the purchase agreement are subject to restriction, and are being released from the restriction over a three-year vesting period. The value of the restricted shares of $427,000 was recorded as deferred stock-based compensation and is being amortized over a three-year vesting period using a graded vesting approach. During 2002, the eligibility requirements related to the stock issued to one individual were waived pursuant to an employment termination settlement. Accordingly, remaining deferred stock-based compensation of $51,000 relating to that employee’s rescinded shares was recognized as stock compensation expense. Amortization of deferred stock-based compensation arising from the restricted stock was $220,000 and $44,000 in 2002 and 2001, respectively. As of December 31, 2002, 146,912 shares remain subject to the restriction.

The unaudited pro forma combined historical results of operations for 2001 and 2000, as if the businesses acquired in 2001 had been acquired on January 1, 2000, are as follows:

	Year Ended December 31,
	2001 Pro Forma	2000 Pro Forma
Total revenues	$19,751,000	$17,350,000
Amortization of intangibles and deferred stock-based compensation expense	(214,000)	(285,000)
Income from continuing operations	(897,000)	1,050,000
Net income (loss)	2,214,000	(6,256,000)
Basic net income (loss) per share	0.20	(0.60)
Diluted net income (loss) per share	0.20	(0.56)

The pro forma information does not reflect the results of GraS which are immaterial. In addition, the pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

(12)    SUBSEQUENT EVENTS

In January 2003 the European General Manager resigned to pursue other interests. The European General Manager was subject to an employment agreement under which shares of Insightful’s common stock he received in the Predict acquisition were subject to restriction, and were being released from restriction over a three year vesting period. As a result of his resignation, the restricted shares were forfeited and, in the first quarter of 2003, the Company expects to reverse approximately $139,000 of stock-based compensation amortization previously expensed.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(13)    VALUATION AND QUALIFYING ACCOUNTS

A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Balance, Beginning of Period	Charged to Costs and Expenses(2)	Deductions(1)	Balance, End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$135,000	$66,000	$25,000	$176,000
Allowance for sales returns	133,000	189,000	193,000	129,000

Total reserve for accounts receivable	$268,000	$255,000	$218,000	$305,000

Year Ended December 31, 2001:
Allowance for doubtful accounts	$112,000	$65,000	$42,000	$135,000
Allowance for sales returns	270,000	(108,000)	29,000	133,000

Total reserve for accounts receivable	$382,000	$(43,000)	$71,000	$268,000

Year Ended December 31, 2000:
Allowance for doubtful accounts	$28,000	$84,000	$—	$112,000
Allowance for sales returns	196,000	74,000	—	270,000

Total reserve for accounts receivable	$224,000	$158,000	$—	$382,000

(1)	Deductions for accounts receivable represent accounts written off, net of recoveries. Deductions for sales returns represent product returns received.

(2)	The 2001 reduction in the charges to costs and expenses for the allowance for sales returns was attributable to a reduction in the required reserve based on updated customer returns history and a shift in revenues towards consulting services in 2001. Our provision for sales returns is estimated based on historical returns experience and our judgment of future return risk.

(14)    GEOGRAPHIC DATA

Insightful reports consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

	United States	Foreign	Total
Year Ended December 31, 2002
Revenue	$10,166,000	$6,228,000	$16,394,000
Long-lived assets	1,976,000	1,634,000	3,610,000
Total Net Assets	3,575,000	1,862,000	5,437,000

Year Ended December 31, 2001
Revenue	$13,459,000	$3,967,000	$17,426,000
Long-lived assets	2,274,000	2,128,000	4,402,000
Total Net Assets	4,675,000	2,761,000	7,437,000

Year Ended December 31, 2000
Revenue	$11,360,000	$3,887,000	$15,246,000
Long-lived assets	1,037,000	258,000	1,294,000
Total Net Assets	3,068,000	807,000	3,875,000

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(15)    UNAUDITED QUARTERLY DATA

	2002
	Q1	Q2	Q3	Q4 (1)
Revenue	$4,391,000	$3,883,000	$3,870,000	$4,250,000
Gross profit	2,893,000	2,425,000	2,676,000	3,023,000
Gain on disposal of discontinued operations	—	327,000	100,000	—
Loss from continuing operations	(216,000)	(1,020,000)	(1,145,000)	(1,127,000)
Net income (loss)	(216,000)	(693,000)	(1,045,000)	(1,127,000)
Basic and diluted net income (loss) per share	(0.02)	(0.06)	(0.09)	(0.10)

	2001
	Q1	Q2	Q3	Q4 (2)
Revenue	$4,104,000	$4,649,000	$4,294,000	$4,379,000
Gross profit	2,776,000	3,176,000	2,767,000	2,515,000
Loss from discontinued operations	(737,000)	—	—	—
Gain on disposal of discontinued operations	3,493,000	—	—	356,000
Income (loss) from continuing operations	175,000	421,000	44,000	(1,338,000)
Basic and diluted income (loss) per share—continuing operations	0.02	0.04	0.00	(0.12)
Net income (loss)	2,931,000	421,000	44,000	(982,000)
Basic and diluted net income (loss) per share	0.28	0.04	0.00	(0.09)

The above data for 2001 has been restated to reflect the operations of EEPD and FSC as discontinued operations.

(1)	We incurred a loss from continuing operations of $1,127,000 in the fourth quarter of 2002 that included a loss from impairment of goodwill charge of $800,000.

(2)	We incurred a loss from continuing operations of $1,338,000 in the fourth quarter of 2001 as the result of higher operating expenses, including a $455,000 restructuring charge related to employee severance and termination benefits, the operating costs associated with the three acquisitions completed in the third quarter of 2001, and amortization and deferred compensation charges related to our acquisition of Predict AG in Switzerland.

EXHIBIT INDEX

Exhibit Number		Description

3.1		Certificate of Incorporation of the registrant, as amended and restated (Exhibit 3.1) (A)

3.2		Bylaws of the registrant, as amended and restated (Exhibit 3.2) (A)

10.1		1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2		2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3		2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4		2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (F)

10.6*		Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (G)

10.7*		Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (H)

10.8		License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (H)

10.9		Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (H)

10.10		Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate Holdings, Inc. (Exhibit 2.6) (H)

10.11		Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (H)

10.12		Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (H)

10.13		Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schunemann (Exhibit 10.1) (I)

10.14		Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles Digate. (J)

10.15		Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (K)

10.16		Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (K)

10.17		Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

21.1	†	Subsidiaries of the registrant

23.1	†	Consent of Ernst & Young LLP, independent auditors

24.1	†	Power of attorney (contained on signature page)

99.1	†	Certification of Financial Statements by Principal Executive Officer of the registrant pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	†	Certification of Financial Statements by Principal Financial Officer of the registrant pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.
(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.
(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.
(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.
(E)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-1 (SEC File No. 333-55658), filed December 11, 1992.
(F)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.
(G)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.
(H)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.
(I)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 10, 2001.
(J)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 31, 2002.
(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.
(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.