Form 10-Q
period 2003-03-31
INSIGHTFUL CORP
filed 2003-05-15
CIK 895095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

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

     Indicate  by  check  mark  whether  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).     Yes  [ ]    No  [X]

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,434,519 as of May 1, 2003.

================================================================================

                                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----

PART I.          FINANCIAL INFORMATION

  ITEM 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                      1

              Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002    2

              Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002    3

              Notes to Consolidated Financial Statements                                                  4

  ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations       8

  ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                                 21

  ITEM 4.     Controls and Procedures                                                                    22

PART II.         OTHER INFORMATION

  ITEM 1.     Legal Proceedings                                                                          23

  ITEM 2.     Changes in Securities and Use of Proceeds                                                  23

  ITEM 4.     Submission of Matters to a Vote of Security Holders                                        23

  ITEM 5.     Other Information                                                                          23

  ITEM 6.     Exhibits and Reports on Form 8-K                                                           24

SIGNATURES                                                                                               25

CERTIFICATIONS                                                                                           26

     Trademarks

Insightful, the Insightful logo, "intelligence from data" and 'human-like intelligence" are trademarks of Insightful Corporation. S-PLUS, S-PLUS Analytic Server, StatServer and InFact are registered trademarks of Insightful Corporation. All other brand names, trademarks or service marks referred to in the report are the property of their owners.

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                              INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                                                             MARCH 31,    DECEMBER 31,
                                                                               2003           2002
                                                                            -----------  --------------
                                       ASSETS
Current Assets:
  Cash and cash equivalents                                                 $    5,979   $       6,819
  Accounts receivable, net                                                       2,332           2,346
  Other receivables                                                                875             955
  Inventories                                                                      161             102
  Prepaid expenses                                                                 693             204
                                                                            -----------  --------------

      Total current assets                                                      10,040          10,426

Property and equipment, net                                                      1,841           2,055
Goodwill                                                                         1,229           1,230
Other intangibles, net                                                             226             276
Other assets                                                                        49              49
                                                                            -----------  --------------
                                                                            $   13,385   $      14,036
                                                                            ===========  ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                         $      128   $         129
  Accounts payable                                                               1,006           1,030
  Accrued expenses and other current liabilities                                 2,210           2,371
  Deferred revenue                                                               4,765           4,780
                                                                            -----------  --------------

    Total current liabilities                                                    8,109           8,310

Long-term debt, less current portion                                               257             289

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none                                                      -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,434,519 and 11,518,277, shares at
      March 31, 2003 and December 31, 2002, respectively                           114             115
  Additional paid-in capital                                                    34,083          34,316
  Deferred stock-based compensation                                                (26)           (162)
  Accumulated deficit                                                          (29,235)        (28,881)
  Cumulative translation adjustment                                                 83              49
                                                                            -----------  --------------

    Total stockholders' equity                                                   5,019           5,437
                                                                            -----------  --------------

                                                                            $   13,385   $      14,036
                                                                            ===========  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          ------------------
                                                                            2003      2002
                                                                          --------  --------
Revenues:
  Software licenses                                                       $ 1,790   $ 1,559
  Software maintenance                                                      1,663     1,327
  Professional services and other                                             843     1,505
                                                                          --------  --------

    Total revenues                                                          4,296     4,391
                                                                          --------  --------
Cost of revenues:
  Software related                                                            515       447
  Professional services and other                                             710     1,060
                                                                          --------  --------

    Total cost of revenues                                                  1,225     1,507
                                                                          --------  --------

    Gross profit                                                            3,071     2,884
                                                                          --------  --------
Operating expenses:
  Sales and marketing                                                       1,805     1,742
  Research and development                                                  1,682     2,026
  Less-Funded research                                                       (972)   (1,254)
                                                                          --------  --------
    Research and development, net                                             710       772
  General and administrative                                                  790       581
  Amortization of other intangibles                                            60        45
                                                                          --------  --------

    Total operating expenses                                                3,365     3,140
                                                                          --------  --------

    Loss from operations                                                     (294)     (256)
Interest and other income                                                      15        55
Interest expense                                                               (5)       (3)
                                                                          --------  --------

  Loss before income taxes                                                   (284)     (204)
Income tax provision                                                           71        12
                                                                          --------  --------

    Net loss                                                              $  (355)  $  (216)
                                                                          ========  ========
Basic and diluted net loss per share                                      $ (0.03)  $ (0.02)
                                                                          ========  ========

Weighted average number of common shares outstanding - Basic and Diluted   11,399    11,188
                                                                          ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                  2003      2002
                                                                 -------  -------
Operating activities:
Net loss                                                         $ (355)  $ (216)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                   351      291
    Amortization (reversal) of stock-based compensation            (131)      45
    Currency translation adjustment                                  34      (51)
    Changes in current assets and liabilities:
      Accounts and other receivables                                 94      442
      Inventories                                                   (59)     (57)
      Prepaid expenses                                             (490)    (465)
      Accounts payable                                              (24)    (426)
      Accrued expenses and other current liabilities               (136)    (458)
      Deferred revenue                                              (15)     125
                                                                 -------  -------
        Net cash used in operating activities                      (731)    (770)
                                                                 -------  -------
Investing activities:
  Purchases of property and equipment                               (64)    (116)
  Decrease (increase) in other assets                                30       18
  Capitalized patent costs                                          (39)     (22)
  Net cash used in acquisitions                                       -     (176)
                                                                 -------  -------
        Net cash used in investing activities                       (73)    (296)
                                                                 -------  -------
Financing activities:
  Payments on long-term debt                                        (32)     (23)
  Cash received on subscription receivable from director              -      380
  Proceeds from long-term debt                                        -      179
  Proceeds from exercise of stock options, employee stock
    purchase plan, and cancellation of returned shares (Note 8)      (4)     234
                                                                 -------  -------
        Net cash provided by (used in) financing activities         (36)     770
                                                                 -------  -------
Net cash used in continuing operations                             (840)    (296)
                                                                 -------  -------
Net cash used in discontinued operations                              -      (98)
                                                                 -------  -------
Net decrease in cash and cash equivalents                          (840)    (394)
                                                                 -------
  Cash and cash equivalents, beginning of period                  6,819    6,278
                                                                 -------  -------
  Cash and cash equivalents, end of period                       $5,979   $5,884
                                                                 =======  =======
Supplemental disclosure of cash flow information:
  Cash paid  for:
    Interest                                                     $    5   $    3
                                                                 =======  =======
    Income taxes paid, net                                       $   16   $   12
                                                                 =======  =======

    The accompanying notes are an integral part of these consolidated financial statements.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

(1)    DESCRIPTION  OF  BUSINESS

     Insightful Corporation and subsidiaries provides enterprises with scalable data analysis solutions that drive better decisions faster by revealing patterns, trends and relationships. The company is a leading supplier of software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data, text and images

     Insightful's products include InFact(R), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(R). Insightful's consulting services provide specialized expertise and proven processes for the design, development and deployment of *analytical solutions.

     Insightful has been delivering data analysis solutions for fifteen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, Insightful has North American offices in New York City and North Carolina. Insightful's international offices are located in France, Germany, Switzerland, and the United Kingdom, with distributors around the world.

(2)    SIGNIFICANT  ACCOUNTING  POLICIES

(a)    UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

(b)    PRINCIPLES  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)    REVENUE  RECOGNITION

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software, after execution of a non-cancellable signed license agreement or receipt of a definitive purchase order (when appropriate), if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established vendor-specific objective evidence ("VSOE") for professional services, training and support services. In addition, we have established VSOE for maintenance related to most of our products. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Revenue from fixed-term licenses sold with maintenance is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. Standard terms for license agreements typically call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale under an unconditional 30 day return policy.

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

(d)    RECLASSIFICATION  OF  AMOUNTS

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of deferred stock-based compensation expense, which was disclosed as a separate line item in the first quarter 2002 Form 10-Q, was reclassified to the appropriate functional expense line items in the accompanying consolidated statements of operations.

(3)    GOODWILL  AND  OTHER  INTANGIBLES

     Goodwill is not amortized to earnings but is reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Insightful determines fair value using the market value method or the present value method of measurement of future cash flows. In assessing the recoverability of goodwill and other intangible assets, Insightful must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Insightful's future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flow or their related assumptions were to change, the company would be required to record impairment charges for these assets for which the carrying value is not supported by the future cash flows. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

     In the fourth quarter of 2002, we recorded an impairment of goodwill charge associated with our acquisition of Predict AG. We will continue to evaluate goodwill for impairment and, should an impairment be indicated, the corresponding charge will be taken in that period.

(4)    FINANCING  ARRANGEMENTS

     In March 2003, Insightful renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25% as of March 31, 2003, plus 1%. At March 31, 2003, no amounts had been borrowed and $1,138,000 was available for future borrowings under the line of credit facility.

     In March 2003, Insightful also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. The advances may be made in two tranches of $375,000 each, which expire September 27, 2003 and March 27, 2004, respectively, and bear interest at the prime rate (4.25% as of March 31, 2003) plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. In 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at March 31, 2003 was $385,000. At March 31, 2003 $750,000 was available under this facility for future equipment borrowings.

      The line of credit and equipment term loan agreements with SVB require Insightful to maintain certain financial covenants. Insightful was in compliance with these covenants at March 31, 2003.

     The  following  are  repayments  associated  with  our equipment term loan:

           NINE MONTHS
             ENDING
            DECEMBER
               31,         YEAR ENDING DECEMBER 31,
            ---------  ---------------------------------
               2003      2004      2005      2006   2007  THEREAFTER   TOTAL
            ---------  --------  --------  -------  ----  ----------  --------
Equipment
term loan  $ 96,000   $129,000   $129,000  $31,000     -           -  $385,000

(5)    NET  LOSS  PER  SHARE

     Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued subject to restrictions are excluded from the calculation. Diluted net loss per share reflects the dilutive effect of common stock equivalents (including stock options and warrants), unless their effect on earnings per share from continuing operations is anti-dilutive.

(6)    OTHER  COMPREHENSIVE  LOSS

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive loss, which the Company currently reports, is foreign translation adjustments. Total comprehensive loss is as follows:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             ----------------------
                                                2003        2002
                                             ----------  ----------
Net loss                                     $(355,000)   (216,000)
Change in cumulative translation adjustment     34,000     (48,000)
                                             ----------  ----------

Comprehensive loss                           $(321,000)  $(264,000)
                                             ==========  ==========

(7)    SEGMENT  REPORTING

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

(8)    STOCK-BASED  COMPENSATION

    A reconciliation of net loss as reported to pro-forma net loss that includes stock-based employee compensation cost as if the fair value method had been applied to all option awards is as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2003           2002
                                                           ----------  ----------------
Net loss as reported                                       $(355,000)  $      (216,000)
Add: Stock-based compensation as reported                  $(131,000)  $        44,000
Deduct: Stock-based compensation determined under FAS 123  $(205,811)  $      (508,000)
                                                           ----------  ----------------
Pro forma net loss                                         $(691,811)  $      (680,000)
                                                           ==========  ================
Basic and diluted net loss per share as reported           $   (0.03)  $         (0.02)
                                                           ==========  ================
Pro forma basic and diluted net loss per share             $   (0.06)  $         (0.06)
                                                           ==========  ================

In the first quarter of 2003, $139,000 in deferred stock compensation expense previously recognized was reversed as a result of the return of restricted shares issued in the acquisition of Predict AG.

(9)    ACQUISITIONS

     On January 1, 2002, Insightful completed the acquisition of a data analysis software business from Graphische Systeme GmbH (GraS), Insightful's former German distributor. The acquisition provides Insightful with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000. This transaction was accounted for as an asset purchase.

     The results of GraS have been included in the operating results of Insightful since it's acquisition date.

(10)    COMMITMENTS  AND  CONTINGENCIES

     On or about December 13, 2002, Wajih Alaiyan, a former Insightful employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. The Company denies Mr. Alaiyan's claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a material effect on our operating position, results of operations, and cash flows.

     On April 24, 2003, an employee of the company was involved in a multi-vehicle, multiple injury automobile accident while traveling on business in Virginia. Our automobile liability insurance carrier is handling claims associated with the incident. We are not able to offer an evaluation of the likelihood of an adverse outcome that would result in liability beyond the limits of our insurance policy wuth any certainty at this time.

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

     -     statements about expected future sales trends for our products;

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

     Our products include InFact(R), Insightful Miner, S-PLUS(R), StatServer(R), and S-PLUS Analytic Server(R). Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

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

     We  record  revenue  in  accordance with Statement of Position, or SOP, No.
97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor-specific objective evidence for professional services, training and maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In the event that vendor-specific objective evidence may not be established for maintenance, and maintenance is the only remaining element of an arrangement, then all revenue associated with the arrangement is recognized ratably starting the month after installation or acceptance, whichever occurs later, to the end of the maintenance period. Revenue from fixed-term licenses sold with maintenance is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

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

     In the fourth quarter of 2002, we recorded an impairment of goodwill charge associated with our acquisition of Predict AG. We will continue to evaluate goodwill for impairment and, should an impairment be indicated, the corresponding charge will be taken in that period.

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

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 2003 AND 2002

REVENUES

     Total revenues, which consist of software license, subscription, maintenance and service revenues, were $4,296,000 for the three months ended March 31, 2003, and $4,391,000 for the three months ended March 31, 2002, representing a decrease of $95,000, or 2% between these periods.

     Software licenses accounted for 42% of total revenues and increased 15% from $1,559,000 for the three months ended March 31, 2002 to $1,790,000 for the three months ended March 31, 2003. This increase is primarily attributable to revenues recognized from the amortization of revenue attributable to the InFact product.

      Maintenance revenues accounted for 39% of total revenues and increased 25% from $1,327,000 for the three months ended March 31, 2002 to $1,663,000 for the three months ended March 31, 2003. This increase is primarily attributable to increased renewals of maintenance agreements.

     Professional services revenues generated from consulting and training activities represented 20% of total revenues and decreased 44% from $1,505,000 for the three months ended March 31, 2002 to $843,000 for the three months ended March 31, 2003. We expect professional services revenues to fluctuate based on sales of our products, as well as demand associated with implementation of future product sales, upgrades, enhancements of our products and training services.

     Revenues from international operations were $1,336,000 for the three months ended March 31, 2003, and $1,377,000 for the three months ended March 31, 2002. This represents a decrease of $41,000, or 3%, for the three months ended March 31, 2003 over the three months ended March 31, 2002. This decrease resulted primarily from reduced professional services revenues from our Swiss operations.

COST  OF  REVENUES

     Total cost of revenues were $1,225,000 for the three months ended March 31, 2003, and $1,507,000 for the three months ended March 31, 2002, representing a decrease of $282,000, or 19% between these periods. The decrease in total cost of revenues for the three-month period ended March 31, 2003 resulted primarily from actions taken by management in July 2002 to reduce Insightful's cost structure.

     Software-related costs, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance costs, remained consistent as a percentage of total software related revenues at 15% for the three months ended March 31, 2003 and 2002. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language in exchange for royalties, which are included in the cost of software licenses. We expect that the cost of software licenses will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

     The cost of professional services includes primarily the salaries, and other operating costs of employees who provide consulting services and product training. The cost of professional services was $710,000 for the three months ended March 31, 2003, representing a decrease of 350,000, or 33%, from $1,060,000 for the three months ended March 31, 2002. The decrease in the cost of professional services for the three-month period ended March 31, 2003 and 2002 is primarily due to workforce reductions implemented in July 2002 to lower Insightful's cost structure. We expect the cost of professional services to remain at a level consistent with the results reported for the three months ended March 31, 2003, but decrease as a percentage of related revenue if and when utilization of our existing resources and demand for our services improves.

OPERATING  EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facility costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses were $1,805,000 for the three month period ended March 31, 2003, and $1,742,000 for the period ended March 31, 2002, representing an increase of $63,000, or 4% between these periods. This increase primarily reflected increased marketing expense to better support our sales activities worldwide and were partially offset by the reversal of $139,000 in deferred stock compensation expense previously recognized. The reversal of stock compensation expense resulted from the return of restricted shares issued in the acquisition of Predict AG. We expect future sales and marketing expense increases for the remainder of 2003 due to increased head count and the one time reversal of deferred stock compensation expense in the first quarter of 2003. However, we expect sales and marketing expenses to decrease as a percentage of software revenues if demand for our products improves.

     Net research and development expenses decreased 8% from $772,000 for the three months ended March 31, 2002 to $710,000 for the three months ended March 31, 2003, and decreased as a percentage of total revenues from 18% to 17% over the same period. Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. Gross research and development expenses decreased 17% from $2,026,000 for the three months ended March 31, 2002 to $1,682,000 for the three months ended March 31, 2003. This decrease was primarily attributable to the workforce reductions implemented in July 2002. Funded research, which consists primarily of government grants for research projects, decreased 22% from $1,254,000 for the three months ended
March 31, 2002 to $972,000 for the three months ended March 31, 2003. The decrease in funded research for the three-month period ended March 31, 2003, is primarily due to a decrease in research activity due to cost-savings measures. We expect our gross research and development expenses and our funded research to continue to fluctuate based on contract awards.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, administration and facilities activities, increased 36% from $581,000 for the three months ended March 31, 2002 to $790,000 for the three months ended March 31, 2003. The increase is primarily due to increases in insurance, legal and audit expenses as well as general and administrative expenses associated with the increasing costs of being a public company. We expect future increases in general and administrative expenses relating to continuing increases in insurance, legal, compliance and audit expenses.

     Amortization of other intangibles increased from $45,000 for the three months ended March 31, 2002 to $60,000 for the three months ended March 31, 2003. This increase in amortization expense is attributable to an increase in capitalized patent costs.

     Insightful amortizes deferred stock-based compensation recorded in connection with the issuance of restricted stock as part of the acquisition of Predict AG in the third quarter of 2001. The value of the restricted shares is being amortized over a three-year vesting period using a graded vesting approach. In the first quarter of 2003, our European General Manager resigned prior to the expiration of the restriction on his shares. Consequently, these shares were returned to us and related stock-based compensation expense recognized in previous periods was reversed resulting in a reduction in sales and marketing expense of $139,000 for the three months ended March 31, 2003. Stock compensation expense was $44,000 for the quarter ended March 31, 2002, including $28,000 classified as sales and marketing and $16,000 classified as professional services costs or research and development expense.

NET  OPERATING  RESULTS

     The net loss from operations for the three months ended March 31, 2003 was $294,000 compared to an operating loss of $256,000 for the three months ended March 31, 2002. The first quarter 2003 net operating loss reflects slightly lower revenues and higher sales and marketing and general and administrative expenses offset by improved gross profit resulting from a higher percentage of software-related revenues.

INTEREST  AND  OTHER  INCOME

     Total interest and other income was $15,000 for the three months ended March 31, 2003, and $55,000 for the three months ended March 31, 2002, representing a decrease of $40,000 or 73%. The decrease in interest and other income was primarily due to a decrease in cash and cash equivalents upon which we earn interest as well as a decrease in the prevailing interest rates.

INCOME  TAX  PROVISION

     The increase in the tax provision from $12,000 in the first quarter of 2002 to $71,000 in the first quarter of 2003 was primarily due to income tax obligations generated in the Company's European operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash and cash equivalents decreased from $6.8 million at December 31, 2002 to $6.0 million at March 31, 2003. Operating activities resulted in net cash outflows of $731,000 for the first quarter of 2003 as compared to $770,000 for the first quarter of 2002. Operating cash outflows for both periods were primarily the result of a net loss and a large increase in prepaid expenses due to a royalty payment of $450,000 made annually.

     Investing activities resulted in cash outflows of $73,000 for the first quarter of 2003 and $296,000 for the first quarter of 2002. The first quarter 2003 cash outflow was primarily due to capital expenditures of $64,000 while the first quarter 2002 cash outflow was primarily the result of capital expenditures and acquisition-related transaction costs.

     Financing activities resulted in cash outflows of $36,000 for the first quarter of 2003 and a cash inflow of $770,000 in the comparable prior year quarter. The first quarter 2003 cash outflow was primarily the result of principal payments on equipment financings. The cash inflows in the comparable prior year quarter resulted from payment received from a director on subscriptions receivable, proceeds from stock option exercises and stock purchases under an employee stock purchase plan, and proceeds from equipment financings.

     In March 2003, Insightful renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable as determined by SVB's accounts receivable audit (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25% as of March 31, 2003, plus 1%. At March 31, 2003, $1,138,000 was available for  future  borrowings  under  the  line  of  credit  facility.

     In March 2003, Insightful also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and the advances bear interest at the prime rate, which was 4.25% as of March 31, 2003, plus 1%. At March 31, 2003, $750,000 was available under the equipment term loan for future borrowings.

     These credit facilities contain covenants that restrict the amount of net loss we can incur in any quarter. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines and expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     At March 31, 2003, Insightful's principal unused sources of liquidity consisted of cash and cash equivalents of $6.0 million. Insightful's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The following are our contractual commitments associated with our operating and equipment financings:

                     NINE MONTHS ENDING
                          DECEMBER 31,           YEAR ENDING DECEMBER 31,
                     ------------------  ----------------------------------------
                             2003            2004       2005      2006      2007    THEREAFTER    TOTAL
                     ------------------  ----------  --------  --------  --------  ----------  ----------
Commitments:
Equipment financings $           96,000  $  129,000  $129,000  $ 31,000  $      -  $        -  $  385,000
Operating leases                689,000     910,000   164,000   107,000   107,000      40,000   2,037,000
                     ------------------  ----------  --------  --------  --------  ----------  ----------
  Total commitments  $          785,000  $1,039,000  $293,000  $158,000  $107,000  $   40,000  $2,422,000
                     ------------------  ----------  --------  --------  --------  ----------  ----------

     As of March 31, 2003 we had net operating loss carryforwards of approximately $22 million and research and development credit carryforwards of approximately $3 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

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

     Throughout our history, we have, to varying degrees, tailored our data analysis solutions to the needs of the following industries: securities and banking, life sciences, manufacturing, telecommunications, environmental, and defense/intelligence. We also serve the academic community, though our objective there is not to drive short-term increased revenues but rather seed for future commercial sales. The present and future outlook for spending on software solutions in the industries we serve varies based on macro- and micro-economic factors. Competition for the reduced software budgets which organizations have available within these industries has been fierce. In addition, we're seeing more of our customers explore and adopt open-source data analysis technologies, instead of purchasing commercial software products. As a result of these factors and others, our software license and service revenues have declined, despite the significant returns that our data analysis solutions can provide. To compensate, we are focusing our resources in on higher-value initiatives in the three industries that currently account for the majority of our revenues: life sciences, securities and banking, and defense/intelligence.

     To broaden the type of data analysis problems that our products can handle, we undertook initiatives to expand our portfolio of products beyond statistics to encompass data mining and knowledge access. As a result, in the first half of 2002, we've augmented S-PLUS(R) with the newly released Insightful Miner and InFact(R), to address the emerging need to analyze structured (numerical) and unstructured (linguistic and textual) data sets. Initial sales for these new products, though encouraging, have not met our objectives.

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

OUR OPERATING RESULTS FLUCTUATE AND COULD FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, RESULTING IN A DECREASE IN OUR STOCK PRICE.

     Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. If our operating results for a particular quarter or year fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

     -    our primary reliance on a one product family;

     -    our ability to penetrate new markets;

     - our ability to develop, introduce and market new products on a timely basis;

     -    market acceptance of our products;

     -    our ability to compete in the highly competitive markets;

     -    our ability to obtain government research contracts;

     -    our ability to expand our sales and support infrastructure;

     -    our ability to maintain our relationships with key partners;

     -    our ability to successfully expand our international operations;

     -    loss of third-party licenses;

     -    our inability to protect our intellectual property rights;

     -    the loss of any of our key employees or management team members; and

     - general economic conditions, which may affect our customers' purchasing decisions;

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

IF POTENTIAL CUSTOMERS DO NOT CONTINUE TO PURCHASE THE S-PLUS PRODUCT FAMILY, OUR REVENUES WILL FALL AND WE MAY INCUR MORE LOSSES.

     Since the divestiture of our Engineering and Educational Products Division in January 2001we have relied on a one-product family, the S-PLUS line, for the success of our business, and license revenues from the S-PLUS product and add-on modules accounted for nearly all of our license revenues in 2002. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues will fall, leading to more losses.

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

     We incorporate into our products software that is licensed to us by third-party software developers, including Lucent Technologies, from whom we license the S programming language that forms the core of our S-PLUS product. Under the license, we have the worldwide, exclusive right, through February 2007, to use, sublicense and support the "S" language in exchange for royalties. Any modifications, enhancements, adaptations or derivations of the language are our property. After February 18, 2007, we, at our election, may extend this license for five-year terms in perpetuity, provided that we continue to comply with our obligations under the license. A sudden termination of this license would significantly harm our operations because Lucent Technologies is the sole licensor of the "S" programming language.

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

PART  II.     OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

On or about December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. We deny Mr. Alaiyan's claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time.

On April 24, 2003, an employee of the company was involved in a multi-vehicle, multiple injury automobile accident while traveling on business in Virginia. Our automobile liability insurance carrier is handling claims associated with the incident. We are not able to offer an evaluation of the likelihood of an adverse outcome that would result in liability beyond the limits of our insurance policy with any certainty at this time.

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

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)    Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1     Amended and Restated Certificate of Incorporation of the Registrant (A)

 3.2     Amended  and  Restated  Bylaws  of  the  Registrant  (A)

10.1     Amendment No. 1 to Loan and Security Agreement, dated March 28,
         2003, by and between Insightful Corporation and Silicon Valley Bank (B)

99.1 Certification of Financial Statements by Chief Executive Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002 (B)

99.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002 (B)

-----------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-020992) for the period ended September 30, 2001, filed on November 14, 2001.
(B)  Filed  herewith.

     (b)    Reports  on  Form  8-K.

     On January 21, 2003, we filed a Current Report on Form 8-K dated January 17, 2003 announcing preliminary guidance for fourth quarter 2002 results.

     On April 24, 2003, we filed a Current Report on Form 8-K dated April 24, 2003 containing a press release announcing first quarter 2003 results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May  12,  2003                  INSIGHTFUL  CORPORATION

                                By:        /s/  Shawn F. Javid
                                   --------------------------------------------
                                              Shawn F. Javid
                                     President and Chief Executive Officer
                                     (Principal  Executive  Officer)


May  12,  2003                  INSIGHTFUL  CORPORATION

                                By:        /s/  Fred Schapelhouman
                                   --------------------------------------------
                                              Fred Schapelhouman
                                            Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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



Date:  May 12, 2003                     By:         /s/  Shawn F. Javid
     --------------                        -------------------------------------
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



Date:  May 12, 2003                     By:       /s/ Fred Schapelhouman
     --------------                        -------------------------------------
                                                    Fred Schapelhouman
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1     Amended and Restated Certificate of Incorporation of the Registrant

 3.2     Amended  and  Restated  Bylaws  of  the  Registrant

10.1 Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between Insightful Corporation and Silicon Valley Bank

99.1 Certification of Financial Statements by Chief Executive Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002
-----------