Form 10-Q
period 2003-06-30
INSIGHTFUL CORP
filed 2003-08-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __ TO ___

                        COMMISSION FILE NUMBER 0-020992
                                  _____________

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

                                 (206) 283-8802
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                  _____________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)
                                  _____________

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,434,519 as of August 4, 2003.

================================================================================

                                TABLE OF CONTENTS

                                           PAGE

PART  I.  FINANCIAL  INFORMATION

  ITEM 1. Consolidated  Financial  Statements  (Unaudited)

            Consolidated  Balance  Sheets as of June 30, 2003 and
              December 31, 2002. . . . . . . . . . . . . . . . . . . . . . .   2

            Consolidated  Statements  of Operations for the three months
              ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . .   3

            Consolidated  Statements  of Cash Flows for the three months
              ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . .   4

            Notes to Consolidated Financial Statements . . . . . . . . . . .   5

  ITEM 2. Management's  Discussion  and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . .   9

  ITEM 3. Quantitative  and Qualitative Disclosures about Market Risk. . . .  23

  ITEM 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  23

PART  II.  OTHER  INFORMATION

  ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 24

  ITEM 4. Submission  of  Matters  to  a  Vote of Security Holders. . . . . . 24

  ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

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

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS


                                 INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)


                                                                                JUNE 30,    DECEMBER 31,
                                                                                  2003          2002
                                                                               ----------  --------------
                                           ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $   6,132   $       6,819
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . .      2,096           2,346
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,011             955
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154             102
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        651             204
                                                                               ----------  --------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .     10,044          10,426

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .      1,548           2,055
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,230           1,230
Other intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        205             276
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49              49
                                                                               ----------  --------------
                                                                               $  13,076   $      14,036
                                                                               ==========  ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .  $     129   $         129
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,009           1,030
    Accrued expenses and other current liabilities. . . . . . . . . . . . . .      2,273           2,371
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,790           4,780
                                                                               ----------  --------------

        Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      8,201           8,310

Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . .        225             289

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none . . . . . . . . . . . . . . . . . . . . . . .          -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,434,519 and 11,518,277, shares at June 30, 2003
    and December 31, 2002, respectively . . . . . . . . . . . . . . . . . . .        114             115
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     34,083          34,316
  Deferred stock-based compensation . . . . . . . . . . . . . . . . . . . . .        (19)           (162)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29,672)        (28,881)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . .        144              49
                                                                               ----------  --------------

        Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .      4,650           5,437
                                                                               ----------  --------------

                                                                               $  13,076   $      14,036
                                                                               ==========  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                            INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------  -------------------------------
                                                                  2003             2002             2003             2002
                                                            ----------------  ---------------  ---------------  --------------
Revenues:
  Software licenses. . . . . . . . . . . . . . . . . . . .  $         1,892   $        1,237   $        3,682   $       2,796
  Software maintenance . . . . . . . . . . . . . . . . . .            1,720            1,490            3,383           2,817
  Professional services and other. . . . . . . . . . . . .              702            1,156            1,545           2,661
                                                            ----------------  ---------------  ---------------  --------------

    Total revenues . . . . . . . . . . . . . . . . . . . .            4,314            3,883            8,610           8,274
                                                            ----------------  ---------------  ---------------  --------------
Cost of Revenues:
Software related . . . . . . . . . . . . . . . . . . . . .              518              313            1,033             656
Professional services and other. . . . . . . . . . . . . .              754            1,154            1,464           2,319
                                                            ----------------  ---------------  ---------------  --------------

    Total cost of revenues . . . . . . . . . . . . . . . .            1,272            1,467            2,497           2,975
                                                            ----------------  ---------------  ---------------  --------------

    Gross profit . . . . . . . . . . . . . . . . . . . . .            3,042            2,416            6,113           5,299
                                                            ----------------  ---------------  ---------------  --------------
Operating Expenses:
Sales and marketing. . . . . . . . . . . . . . . . . . . .            1,810            1,714            3,608           3,456
Research and development . . . . . . . . . . . . . . . . .            1,767            2,203            3,457           4,230
Less-Funded research . . . . . . . . . . . . . . . . . . .           (1,112)          (1,253)          (2,085)         (2,508)
                                                            ----------------  ---------------  ---------------  --------------
    Research and development, net. . . . . . . . . . . . .              655              950            1,372           1,722
General and administrative . . . . . . . . . . . . . . . .              803              729            1,593           1,309
Amortization of other intangibles. . . . . . . . . . . . .               64               50              123              95


    Total operating expenses . . . . . . . . . . . . . . .            3,332            3,443            6,696           6,582
                                                            ----------------  ---------------  ---------------  --------------

    Loss from operations . . . . . . . . . . . . . . . . .             (290)          (1,027)            (583)         (1,283)
Interest and other income. . . . . . . . . . . . . . . . .               15               29               31              84
Interest expense . . . . . . . . . . . . . . . . . . . . .               (5)              (3)             (11)             (6)
                                                            ----------------  ---------------  ---------------  --------------

  Loss before income taxes . . . . . . . . . . . . . . . .             (280)          (1,001)            (563)         (1,205)
Income tax expense . . . . . . . . . . . . . . . . . . . .               20               19               92              30
                                                            ----------------  ---------------  ---------------  --------------

  Loss from continuing operations. . . . . . . . . . . . .             (300)          (1,020)            (655)         (1,235)
Discontinued operations:
  Gain (loss) from discontinued operations,  . . . . . . .             (137)             327             (137)            327


    Net Loss . . . . . . . . . . . . . . . . . . . . . . .  $          (437)  $         (693)  $         (792)  $        (908)
                                                            ================  ===============  ===============  ==============

Basic and diluted net loss per share-continuing operations  $         (0.03)  $        (0.09)  $        (0.06)  $       (0.11)
                                                            ================  ===============  ===============  ==============

Basic and diluted income (loss) per share-discontinued
  operations . . . . . . . . . . . . . . . . . . . . . . .  $         (0.01)  $         0.03   $        (0.01)  $        0.03
                                                            ================  ===============  ===============  ==============

Basic and diluted  net loss per share. . . . . . . . . . .  $         (0.04)  $        (0.06)  $        (0.07)  $       (0.08)
                                                            ================  ===============  ===============  ==============


Weighted average number of common shares outstanding . . .           11,404           11,274           11,392          11,231
                                                            ================  ===============  ===============  ==============


    The accompanying notes are an integral part of these consolidated financial statements

                                INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                              (UNAUDITED)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------------
                                                                             2003            2002
                                                                        --------------  ---------------
Operating activities:
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (792)  $         (908)
  Less-Income (loss) from discontinued operations. . . . . . . . . . .           (137)             327
                                                                        --------------  ---------------
        Loss from continuing operations. . . . . . . . . . . . . . . .           (655)          (1,235)
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .            699              593
    Amortization (reversal) of stock-based compensations . . . . . . .           (124)              89
    Currency translation adjustment. . . . . . . . . . . . . . . . . .             95              (20)
    Changes in current assets and liabilities:
      Accounts and other receivables . . . . . . . . . . . . . . . . .            193              284
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .            (52)             (80)
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .           (447)            (283)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .            (21)            (439)
      Accrued expenses and other current liabilities . . . . . . . . .            (97)            (377)
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .             10              789
                                                                        --------------  ---------------
        Net cash used in continuing operating activities . . . . . . .           (399)            (679)
                                                                        --------------  ---------------
Investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . .            (57)            (524)
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . .              -               39
  Capitalized patent costs . . . . . . . . . . . . . . . . . . . . . .            (51)             (21)
  Net cash used in acquisitions. . . . . . . . . . . . . . . . . . . .              -             (176)
                                                                        --------------  ---------------
        Net cash used in investing activities. . . . . . . . . . . . .           (108)            (682)
                                                                        --------------  ---------------
Financing activities:
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . .            (64)             (38)
  Cash received on subscription receivable from director . . . . . . .              -              381
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . .              -              450
  Proceeds from exercise of stock options, and employee stock
   purchase plan . . . . . . . . . . . . . . . . . . . . . . . . . . .             21              411
                                                                        --------------  ---------------
        Net cash (used in) provided by financing activities. . . . . .            (43)           1,204
                                                                        --------------  ---------------
Net cash used in continuing operations . . . . . . . . . . . . . . . .           (550)            (157)
                                                                        --------------  ---------------
Net cash used in discontinued operations . . . . . . . . . . . . . . .           (137)             (94)
                                                                        --------------  ---------------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .           (687)            (251)
                                                                        --------------  ---------------
Cash and cash equivalents, beginning of period . . . . . . . . . . . .          6,819            6,278
                                                                        --------------  ---------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $       6,132   $        6,027
                                                                        ==============  ===============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          11   $            6
                                                                        ==============  ===============
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          92   $           30
                                                                        ==============  ===============

    Adjustment to deferred stock-based compensation for options
    cancelled upon employee termination. . . . . . . . . . . . . . . .                  $         (139)
                                                                                        ===============


    The accompanying notes are an integral part of these consolidated financial statements

                    INSIGHTFUL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2003


(1)  DESCRIPTION OF BUSINESS

a)   CONTINUING OPERATIONS

     Insightful Corporation and subsidiaries provides enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. The company is a leading supplier of software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data and text.

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

     Headquartered in Seattle, Washington we have North American offices in New York City and North Carolina. Insightful's international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

(b)  DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful sold the operations of its Engineering and Education Products Division (EEPD). The assets of EEPD were sold to a third party for cash proceeds of $7,000,000. The sale of EEPD resulted in a gain of $3,492,663 for the six months ended June 30, 2001, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities included accruals related to a contingency resulting from the disposition. As of June 30, 2002, the contingency was resolved and the accrued liabilities related to this contingency were removed from the balance sheet and are reflected in the statement of operations as a gain on disposal of discontinued operations. During the quarter ended June 30, 2003, the Company analyzed it's other accrued expenses for EEPD and determined that an additional expense of $137,000 was required due to third party contractual commitments, primarily for the years 1999 and 2000.


(2)  SIGNIFICANT ACCOUNTING POLICIES

(a)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful Corporation (or the "Company") pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

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

     Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. We require our customers to purchase initial one-year maintenance contracts on most of our products. Maintenance fees, which include unspecified product upgrades on a when-and-if available basis, are based on a percentage of the current list price of the licensed software products as determined by the price the customer would pay for maintenance renewal. Maintenance renewals are optional.

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

(d)  RECLASSIFICATION OF AMOUNTS

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of deferred stock-based compensation expense, which was disclosed as a separate line item in the second quarter 2002 Form 10-Q, was reclassified to the appropriate functional expense line items in the accompanying consolidated statements of operations.

(e)  GUARANTEES

     In November 2002, the FASB released FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No.5, 57 and 107 and the rescission of FASB Interpretation No. 34". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. Our license agreements generally do not include indemnification for infringements of third party intellectual property rights but do include certain warranties. We do not have any other guarantees. The adoption of FIN 45 did not have a material impact on our financial position or results of operations. No amounts are accrued for warranties because the amounts are immaterial.

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

     We will continue to evaluate goodwill and other intangibles for impairment and, should an impairment be indicated, the corresponding charge will be taken in that period.

(4)  FINANCING ARRANGEMENTS

     In March 2003, Insightful renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows Insightful to borrow up to the lesser of (a) 75% of its eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25 as of June 30, 2003, plus 1%. At June 30, 2003, no amounts had been borrowed and $739,000 was available for future borrowings under the line of credit facility.


     In March 2003, Insightful also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows Insightful to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. The advances may be made in two tranches of $375,000 each, which expire September 27, 2003 and March 27, 2004, respectively, and bear interest at the prime rate, which was 4.25% as of June 30, 2003, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. In 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at June 30, 2003 was $354,000. At June 30, 2003 $750,000 was available under this facility for future equipment borrowings.


     These credit facilities contain covenants that restrict the amount of net loss we can incur in any quarter. The Company was in compliance with these covenants as of June 30, 2003. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines and expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     The following are repayments associated with our equipment term loan:

                                 SIX MONTHS ENDING
                                    DECEMBER 31,             YEAR ENDING DECEMBER 31,
                                 ------------------  -----------------------------------
                                        2003           2004      2005     2006     2007   THEREAFTER    TOTAL
                                 ------------------  --------  --------  -------  ------  ----------  --------
Equipment term loan . . . . . .  $           65,000  $129,000  $129,000  $31,000       -           -  $354,000


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

(6)  OTHER COMPREHENSIVE LOSS

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive loss, which the Company currently reports, is foreign translation adjustments. Total comprehensive loss is as follows:

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             ------------------------------  ------------------------------
                                                 2003            2002             2003            2002
                                             -------------  ---------------  --------------  --------------
Net loss . . . . . . . . . . . . . . . . .   $     437,000  $       693,000  $      792,000  $     908,000
Change in cumulative translation adjustment         62,000           36,000          95,000        (20,000)
                                             -------------  ---------------  --------------  --------------

Comprehensive loss . . . . . . . . . . . .   $     375,000  $       657,000  $      697,000  $     928,000
                                             =============  ===============  ==============  ==============

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

(8)  STOCK-BASED COMPENSATION

     A reconciliation of net loss as reported to pro-forma net loss that includes stock-based employee compensation cost as if the fair value method had been applied to all option awards is as follows:

                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------  -------------------------------
                                                         2003             2002             2003             2002
                                                   ----------------  ---------------  ---------------  --------------
Net loss . . . . . . . . . . . . . . . . . . . .  $       (437,000)  $     (693,000)  $     (792,000   $    (908,000)
Add: Stock-based compensation as reported. . . .             7,000           44,000         (124,000)         89,000)
Deduct: Stock-based compensation determined
under FAS 123. . . . . . . . . . . . . . . . . .          (242,000)        (311,000)        (595,000)       (848,000
                                                   ----------------  ---------------  ---------------  --------------
Pro forma net loss . . . . . . . . . . . . . . .   $      (672,000)  $     (960,000)  $   (1,511,000)  $  (1,667,000)
                                                   ================  ===============  ===============  ==============
Basic and diluted net loss per share as reported   $         (0.04)  $        (0.06)           (0.07)          (0.08)
Pro forma basic and diluted net loss per share .   $         (0.06)  $        (0.09)           (0.13)          (0.15)


In the first quarter of 2003, $139,000 in deferred stock compensation expense previously recognized was reversed as a result of the return of restricted shares issued in the acquisition of Predict AG.


(9)  COMMITMENTS AND CONTINGENCIES

     In December 2002, Wajih Alaiyan, a former Insightful employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. The Company denies Mr. Alaiyan's claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a material effect on our operating position, results of operations, and cash flows.


(10) SUBSEQUENT EVENT

     During the second quarter of 2003 and the first few days of Q3, in a move designed to enable it to achieve profitability, the Company reduced its headcount by 18%, or 23 employees. In addition, as part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. Over 40% of this reduction was in Europe and included employees from all functional areas of the Company. The Company is currently evaluating the goodwill acquired in the acquisition of its German business for impairment and may incur an impairment charge of up to $125,000 in the third quarter. The restructuring charges, which will be recorded in the third quarter of 2003, will total approximately $400,000, consisting primarily of employee severance and termination payments and lease termination costs. All termination benefits will be paid by August 31, 2003.

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

DESCRIPTION OF THE COMPANY

     We provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. We are a leading supplier of software and services for statistical analysis, data mining and knowledge access enabling clients to gain intelligence from numerical data and text.

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

     Headquartered in Seattle, Washington, we have North American offices in New York and North Carolina. Our international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

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

     Impairment of Goodwill

     We periodically evaluate goodwill arising from acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

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

Contingencies

     We are engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

     Total revenues, which consist of software licenses, maintenance and service revenue, were $4,314,000 for the three months ended June 30, 2003 and $3,883,000 for the three months ended June 30, 2002, representing an increase of $431,000 or 11%. Total revenues were $8,610,000 for the six months ended June 30, 2003 and $8,274,000 for the six months ended June 30, 2002, representing an increase of $336,000 or 4%.

     Software license revenues, consisting of software licenses and subscriptions, accounted for 44% of total revenues for the three months ended June 30, 2003 and 32% of total revenues for the three months ended June 30, 2002. Software license revenues increased 53% from $1,237,000 for the three months ended June 30, 2002 to $1,892,000 for the three months ended June 30, 2003. Software license revenues increased 32% from $2,796,000 for the six months ended June 30, 2002 to $3,682,000 for the six months ended June 30, 2003. These increases are primarily due to an increase in the number of larger size license transactions, growth in our customer base and to revenues from our InFact product where we first recognized revenue in the fourth quarter of 2002.

     Software maintenance revenues accounted for 40% of total revenues for the three months ended June 30, 2003 and 38% for the three months ended June 30, 2002. Software maintenance revenue increased 15% from $1,490,000 for the three months ended June 30, 2002 to $1,720,000 for the three months ended June 30, 2003. Software maintenance revenues increased 20% from $ 2,817,000 for the six months ended June 30, 2002 to $3,383,000 for the six months ended June 30, 2003. These increases are primarily due to increased amortization of first year maintenance revenue corresponding with increased software license sales.

     Professional services revenues generated from consulting and training activities accounted for 16% of total revenues for the three months ended June 30, 2003 and 30% of total revenues for the three months ended June 30, 2002. Professional services revenues decreased 39% from $1,156,000 for the three months ended June 30, 2002 to $702,000 for the three months ended June 30, 2003. Professional services revenue decreased 42% from $2,661,000 for the six months ended June 30, 2002 to $1,545,000 for the six months ended June 30, 2003. These decreases are primarily due to delayed starts for professional service engagements at several North American customers resulting in professional service costs exceeding service revenues for the three months ended June 30, 2003. We expect professional services revenues to fluctuate based on sales of our products, as well as demand associated with implementation of future product sales, upgrades, enhancements of our products and training services.

     Revenues from international operations remained unchanged from $1,281,000 for the three months ended June 30, 2002 and $1,284,000 for the three months ended June 30, 2003. Revenues from international operations decreased 8% from $2,658,000 for the six months ended June 30, 2002 to $2,433,000 for the six months ended June 30, 2003. This decrease resulted primarily from reduced professional services revenues from our Swiss operations.

COST OF REVENUES

     Total cost of revenues decreased 13% from $1,467,000 for the three months ended June 30, 2002 to $1,272,000 for the three months ended June 30, 2003. Total cost of revenues decreased 16% from $2,975,000 for the six months ended June 30, 2002 to $2,497,000 for the six months ended June 30, 2003. The decrease in total cost of revenues for these periods resulted primarily from a decrease in professional service costs offset somewhat by increases in the cost of software-related revenue.

     The cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance costs, increased as a percentage of total software-related revenue from 11% for the three months ended June 30, 2002 to 14% for the three months ended June 30, 2003. Software-related costs increased as a percentage of software-related revenue from 12% for the six months ended June 30, 2002 to 15% for the six months ended June 30, 2003. These increases were primarily the result of an increase in revenues from products on which the Company is obligated to pay royalties. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language in exchange for royalties, which are included in the cost of software licenses. We expect that the cost of software licenses will continue to fluctuate in relation to changes in the overall demand for our license products.

     The cost of professional services consist primarily of salaries and other operating costs of employees who provide consulting services and product training. The cost of professional services decreased 35% from $1,154,000 for the three months ended June 30, 2002 to $754,000 for the three months ended June 30, 2003. Similarly, the cost of professional services decreased 37% for the six months ended June 30, 2003 compared to the comparable prior year period. These decreases resulted primarily from reduction in professional services headcount in response to a reduction in demand for these services.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses increased 6% from $1,714,000 for the three months ended June 30, 2002 to $1,810,000 for the three months ended June 30, 2003. Sales and marketing expenses increased 5% from $3,456,000 for the six months ended June 30, 2002 to $3,608,000 for the six months ended June 30, 2003. This increase primarily reflected increased marketing expense to better support our sales activities worldwide. We expect sales and marketing expenses to remain at or below current levels for the remainder of 2003 as a result of the corporate restructuring undertaken in the third quarter of 2003. As a result, we expect sales and marketing expenses to decrease as a percentage of software revenues if demand for our products improves.

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. Net research and development expenses decreased 31% from $950,000 for the three months ended June 30, 2002 to $655,000 for the three months ended June 30, 2003, and decreased as a percentage of total revenues from 24% to 15% over the same period. Net research and development expenses decreased 20% from $1,722,000 for the six months ended June 30, 2002 to $1,372,000 for the six months ended June 30, 2003. Gross research and development expenses decreased 20% from $2,203,000 for three months ended June 30, 2002 to $1,767,000 for the three months ended June 30, 2003. Gross research and development expenses decreased 18% from $4,230,000 for the six months ended June 30, 2002 to $3,457,000 for the six months ended June 30, 2003. These decreases were primarily attributable to the workforce reductions implemented in July 2002. Funded research, which consists primarily of government grants for research projects, decreased 11% from $1,253,000 for the three months ended June 30, 2002 to $1,112,000 for the three months ended June 30, 2003. Funded research decreased 17% from $2,508,000 for the six months ended June 30, 2002 to $2,085,000 for the six months ended June 30, 2003. The decrease in funded research is primarily due to a decrease in research activity. We expect our gross research and development expenses and our funded research to continue to fluctuate based on contract awards and any further cost reduction measures.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, administration and facilities activities, increased 10% from $729,000 for the three months ended June 30, 2002 to $803,000 for the three months ended June 30,

2003. General and administrative expenses increased 22% from $1,309,000 for the six months ended June 30, 2002 to $1,593,000 for the six months ended June 30, 2003.The increase is primarily due to increases in insurance, legal and audit expenses as well as general and administrative expenses associated with the increasing costs of being a public company. We expect future increases in general and administrative expenses relating to continuing increases in insurance, legal, compliance and audit expenses.

     Amortization of other intangibles increased 28% from $50,000 for the three months ended June 30, 2002 to $64,000 for the three months ended June 30, 2003. Amortization of other intangibles increased 29% from $95,000 for the six months ended June 30, 2002 to $123,000 for the six months ended June 30, 2003.

     Insightful amortizes deferred stock-based compensation recorded in connection with the issuance of restricted stock as part of the acquisition of Predict AG in the third quarter of 2001. The value of the restricted shares is being amortized over a three-year vesting period using a graded vesting approach.

INTEREST AND OTHER INCOME

     Total interest and other income decreased 48% from $29,000 for the three months ended June 30, 2002 to $15,000 for the three months ended June 30, 2003. Total interest and other income decreased 63% from $84,000 for the six months ended June 30, 2002 to $31,000 for the six months ended June 30, 2003. The decrease in interest and other income was primarily due to a decrease in the prevailing interest rates.

INCOME TAX PROVISION

     The tax provision remained unchanged at approximately $20,000 for the three months ended June 30, 2002 and the three months ended June 30, 2003. The tax provision increased from $30,000 for the six months ended June 30, 2002 to $92,000 for the six months ended June 30, 2003. The increase in the tax provision was primarily due to income tax obligations generated in the Company's European operations.

LOSS FROM CONTINUING OPERATIONS

     The loss from continuing operations decreased 71% from $1,020,000 for the three months ended June 30, 2002 to $300,000 for the three months ended June 30, 2003. Loss from continuing operations decreased 47% from $1,235,000 for the six months ended June 30, 2002 to $655,000 for the six months ended June 30, 2003. The decrease in the second quarter operating loss and the year-to-date net loss from continuing operations primarily reflects higher revenues and gross profit as compared to the prior year periods.

DISCONTINUED OPERATIONS

     On January 23, 2001 we sold the assets of EEPD for cash proceeds of $7,000,000. As a result of this transaction, we recorded the operations of EEPD as discontinued operations. We recorded a net gain of $3,849,000 on the sale in 2001 after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities arising from the sale included accruals related to certain contingencies resulting from the disposition. In 2002, these contingencies were favorably resolved resulting in a net gain of $327,000 recorded as a gain on disposal of discontinued operations for the three and six month periods ended June 30, 2002 and June 30, 2003.

      During the three-month period ended June 30, 2003 we recorded a loss from discontinued operations of $137,000 related to third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $6.8 million at December 31, 2002 to $6.1 million at June 30, 2003. Operating activities resulted in net cash outflows of $679,000 for the six months ended June 30, 2002 as compared to $399,000 for the six months ended June 30, 2003. Operating cash outflows for both periods were primarily the result of a net loss and a large increase in prepaid expenses due to a royalty payment of $450,000 made annually.

     Investing activities resulted in cash outflows of $682,000 for the six months ended June 30, 2002 and $108,000 for the six months ended June 30, 2003. Investing cash outflows for both periods were primarily the result of purchases of property and equipment.

     Financing activities resulted in cash inflows of $1,204,000 for the six months ended June 30, 2002 and a cash outflow of $43,000 for the six months ended June 30, 2003. The cash inflows for the six months ended June 30, 2002 resulted from payment received from a director on subscriptions receivable, proceeds from stock option exercises and stock purchases under an employee stock purchase plan, and proceeds from equipment financings. The cash outflows for the six months ended June 30, 2003 resulted primarily from principal payments on long-term debt.

     In March 2003, Insightful renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) that is secured by Insightful's accounts receivable. This facility allows us to borrow up to the lesser of (a) 75% of its eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.25% as of June 30, 2003, plus 1%. At June 30, 2003, no amounts had been borrowed and $739,000 was available for future borrowings under the line of credit facility.

     In March 2003, Insightful also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows us to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. The advances may be made in two tranches of $375,000 each, which expire September 27, 2003 and March 27, 2004, respectively, and bear interest at the prime rate, which was 4.25% as of June 30, 2003, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. In 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at June 30, 2003 was $354,000. At June 30, 2003 $750,000 was available under this facility for future equipment borrowings.

     These credit facilities contain covenants that restrict the amount of net loss we can incur in any quarter. We were in compliance with these covenants as of June 30, 2003. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines and expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     At June 30, 2003 our principal unused sources of liquidity consisted of cash and cash equivalents of $6.1 million. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The following are our contractual commitments associated with our operating and equipment financings:

                                       SIX MONTHS ENDING
                                         DECEMBER 31,             YEAR ENDING DECEMBER 31,
                                      ------------------  ----------------------------------------
                                             2003            2004       2005      2006      2007    THEREAFTER     TOTAL
                                      ------------------  ----------  --------  --------  --------  -----------  ----------
Commitments:
  Equipment financings. . . . . . .   $           65,000  $  129,000  $129,000  $ 31,000  $      -  $         -  $  354,000
  Operating leases. . . . . . . . .              599,000     954,000   169,000   132,000   104,000      100,000   2,058,000
                                      ------------------  ----------  --------  --------  --------  -----------  ----------
    Total commitments . . . . . . .   $          664,000  $1,083,000  $298,000  $163,000  $104,000  $   100,000  $2,412,000
                                      ==================  ==========  ========  ========  ========  ===========  ==========


     As of June 30, 2003 we had net operating loss carryforwards of approximately $22 million and research and development credit carryforwards of approximately $3 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

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

BUSINESS OUTLOOK

     We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. Today, organizations collect far more data, of varied forms, than they actually analyze and meaningfully apply. The analysis of this data can lead to significant improvements in the quality and efficacy of products built, marketed, and sold. Furthermore, there are large amounts of additional information that organizations may collect in the future to drive higher return on investment. Overall, as recognized by industry analysts, this implies long-term potential for data analysis companies such as Insightful.

     Throughout our history, we have, to varying degrees, tailored our data analysis solutions to the needs of the following industries: securities and banking, life sciences, manufacturing, telecommunications, environmental, and defense/intelligence. We also serve the academic community, though our objective in this community is not to drive short-term increased revenues but rather to create a foundation for future commercial sales. The present and future outlook for spending on software solutions in the industries we serve varies based on macro- and micro-economic factors. Competition for the reduced software budgets which organizations have available within these industries has been fierce. In addition, we are seeing more of our customers explore and adopt open-source data analysis technologies, instead of purchasing commercial software products.

     To broaden the type of data analysis problems that our products can handle, we undertook initiatives to expand our portfolio of products beyond statistics to encompass data mining and knowledge access. As a result, in the first half of 2002, we augmented S-PLUS(R) with Insightful Miner and InFact(R), to address the emerging need to analyze structured (numerical) and unstructured (linguistic and textual) data sets. Although we believe that sales for these products have been encouraging, these solutions have not yet achieved market acceptance.

     We expect to continue to invest in both our existing and new products, as well as our sales and marketing efforts, but at slower pace than historical levels. Looking forward, we expect that our professional services revenue will remain at its current depressed levels until there is a sustained economic recovery for information technology spending. However, we anticipate growth for our software license and maintenance revenues, which will be predominantly driven by increased resources and efficiency of our sales and marketing efforts worldwide.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

     In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.


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

     -    market acceptance of our products;

     - our ability to compete in the highly competitive statistics, data mining and knowledge access markets;

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

     As a result of these factors, we cannot predict our revenues and expenses with certainty, and future product revenues may differ from historical patterns. It is particularly difficult to predict the timing or amount of our license revenues because:

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

IF POTENTIAL CUSTOMERS DO NOT CONTINUE TO PURCHASE THE S-PLUS PRODUCT FAMILY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY IMPACTED.

     Since the divestiture of our Engineering and Educational Products Division in January 2001we have relied on a one-product family, the S-PLUS line, for the success of our business, and license revenues from the S-PLUS product and add-on modules accounted for nearly all of our license revenues in 2002. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues will and operating results will be adversely affected.

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

IF WE ARE UNSUCCESSFUL IN THE MARKETING AND SELLING OF OUR NEWEST PRODUCTS, INFACT AND INSIGHTFUL MINER, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     We cannot predict the degree to which our newest products, InFact and Insightful Miner, will achieve market acceptance or the extent to which they will perform as our customers expect. If our new products contain defects or errors, or otherwise do not run as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. Moreover, InFact and Insightful Miner have price points that are many times higher than our core statistics products. We cannot forecast our customers' ability to make such a significant capital expenditure in this economic climate. If InFact and Insightful Miner do not achieve market acceptance in the timeframe we expect, we may decide to discontinue further investment in them. If we are unsuccessful in selling InFact and Insightful Miner, the growth of our business will be limited and our revenues and operating results will be adversely affected.

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

OUR BUSINESS IS SENSITIVE TO THE RISKS ASSOCIATED WITH GOVERNMENT FUNDING DECISIONS.

     We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated an average of $4.7 million per year in offsets to our research and development expenses. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our annual results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If and when the number of our employees or the amount of our revenues grow beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

     Furthermore, a significant portion of our license revenues come from foreign and domestic government entities, as well as institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside of our control. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts could adversely affect our revenue and operating results.

WE MAY BE UNABLE TO EXPAND OUR SALES ORGANIZATION, WHICH COULD HARM OUR ABILITY TO EXPAND OUR BUSINESS.

     To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and place orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel, including those whose experience and qualifications differ from those of our current sales force. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants. We have experienced and continue to experience difficulty in recruiting qualified direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants. Our efforts to restructure or expand our sales force may not prove successful and our ability to retain top sales personnel may be affected, which could reduce our sales or limit our sales growth. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

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

     In the past two years we have completed several acquisitions of businesses with complementary technologies or service offerings. In addition to our acquisition of Predict AG in Switzerland, we acquired the statistics businesses of Waratah Corporation in North Carolina, Graphische Systeme GmbH in Germany and Sigma-Plus SA in France. We have since closed our operations in Germany and have reduced our operations in Switzerland after losing some of the key personnel we had acquired. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

     -    dilution of stockholders' equity;

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

WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     If we do not return to profitability in future quarters, our stock price could decrease. We have posted net losses for each fiscal quarter since the fourth quarter of 2001. As of June 30, 2003, we had an accumulated deficit of nearly $30 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     We believe that we may need to significantly increase our sales and marketing, product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

CONTINUED DECREASES IN SERVICE REVENUES COULD DECREASE OUR TOTAL REVENUES OR DECREASE OUR GROSS MARGINS, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     In the first half of 2003, our services revenues decreased 42% from the prior six-month period. Consulting and training (service) revenues represented 16% of our total revenues for the quarter ended June 30, 2003, and we anticipate that service revenues will continue to represent a significant percentage of total revenues. If we are unable to maintain or increase our consulting and training revenues, our total revenues may fall.


WE HAVE A LIMITED OPERATING HISTORY UNDER OUR NEW BUSINESS MODEL, NO OPERATING HISTORY WITH OUR NEW PRODUCTS, AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

     In connection with our divestiture of EEPD in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining and knowledge access products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

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

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 23 employees in July 2003 and 31 employees in July 2002. Further reductions could occur if we are unable to grow our revenues. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Past or future reductions in Research and Development could adversely affect our ability to upgrade our products and develop new products. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

WE MAY BE UNABLE TO OBTAIN THE FUNDING NECESSARY TO SUPPORT THE EXPANSION OF OUR BUSINESS.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business, seek additional funding for or discontinue further investment in our new products, including InFact or Insightful Miner, or cease operations.

     We believe that our existing cash and cash equivalents, investments and available bank borrowings will be sufficient to meet the capital requirements of our core business for at least the next twelve months. However, if during that time market conditions worsen, or if other unforeseen events should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. If our new products require substantial investment in order to make them commercially viable, we may need to seek additional funding or we may be forced to discontinue further investment in them. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all.

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

WORLD EVENTS AND ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE.

     Our revenue growth and potential for profitability depend on the overall demand for statistics, data mining and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the threat of additional terrorist attacks on the United States may exacerbate economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

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

     The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet and commercial acceptance of open source software, could change the way software is sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

     To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and/or development personnel may harm our ability to upgrade our products and develop new products. We may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated into local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We operate in the United Kingdom, France and Switzerland and incur expenses denominated in those local currencies. However, we do not believe that foreign current exchange rate fluctuations in these markets will significantly affect our operating expenses or harm our results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the Company's investments are in short-term instruments. Based on the short-term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure.

     Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 4.   CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that, as of that date, our disclosure controls and procedures were effective.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See notes to consolidated financial statements.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 14, 2003, stockholders representing a total of 10,289,797 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

     (1) Elect two Class I directors, each to hold office until the third annual meeting of stockholders following his election and until his successor is elected and qualified.

                                               FOR       WITHHELD
                                           ------------------------

           Christopher H. Covington         9,906,012     383,785
           Arthur H. Reidel                 9,818,252     471,545

          Shawn F. Javid and Mark C. Ozur are serving as Class III Directors until their terms expire on the date of the Annual Meeting of Stockholders in calendar year 2005. Samuel R. Meshberg is serving as a Class II Director until his term expires on the date of the Annual Meeting of Stockholders to be held in calendar year 2004.

     (2) Approve our 2003 Employee Stock Purchase Plan to replace our 2001 Purchase Plan. The 2003 Employee Stock Purchase Plan provides for up to 300,000 shares of our common stock to be initially reserved for purchase, and on an annual basis reserves additional shares equal to the lesser of (i) 1% of the outstanding shares of common stock on the last day of the prior fiscal year, (ii) 150,000 shares of common stock, or (iii) such lesser amount as determined by the Board.

          For                        3,784,349
          Against                    1,788,390
          Abstain                        4,643

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NUMBER                    DESCRIPTION
--------       ---------------------------------

3.1            Amended and Restated Certificate of Incorporation of the
               Registrant (A)

3.2            Amended and Restated Bylaws of the Registrant (A)

10.1 Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between Insightful Corporation and Silicon Valley Bank (C)

31.1 Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

31.2 Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

32.1 Certification of Financial Statements by Chief Executive Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002 (B)

32.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002 (B)


---------------
(A) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-020992) for the period ended September 30, 2001, filed on November 14, 2001.

(B)  Filed herewith.

     (b)  Reports filed on Form 8-K.

          None.

     (c)  Reports furnished on Form 8-K

(C) Incorporated by reference to the designated exhibit included with Insightful's Quarterly Report on Form 10-Q (No. 0-020992) for the period ended March 31, 2003 filed on May 15, 2003.


     On April 24, 2003, we furnished a Current Report on Form 8-K dated April 24, 2003 containing a press release announcing first quarter 2003 results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 12, 2003

                                       INSIGHTFUL CORPORATION

                                       By:       /s/  Shawn F. Javid
                                           -------------------------------------
                                                      Shawn F. Javid
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)


August 12, 2003

                                       INSIGHTFUL CORPORATION

                                        By:      /s/  Fred Schapelhouman
                                           -------------------------------------
                                                      Fred Schapelhouman
                                                   Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

                                  EXHIBIT INDEX



                  EXHIBIT NUMBER                    DESCRIPTION
EXHIBIT
NUMBER                    DESCRIPTION
--------       ---------------------------------

3.1            Amended and Restated Certificate of Incorporation of the
               Registrant

3.2            Amended and Restated Bylaws of the Registrant

10.1 Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between Insightful Corporation and Silicon Valley Bank

31.1 Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

31.2 Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

32.1 Certification of Financial Statements by Chief Executive Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002