Form 10-Q
period 2003-09-30
INSIGHTFUL CORP
filed 2003-11-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-020992

                               __________________

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

                               ___________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

                               __________________

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,442,344 as of November 5, 2003.


================================================================================

                                                                                                                       PAGE
                                                                                                                      ------
PART I.         FINANCIAL INFORMATION


     ITEM 1   Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 . . . . . . . . . . . . . . .   2

                Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002. .   3

                Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002. . . . . . .   4

                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . .  10

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . .  24

     ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART II.           OTHER INFORMATION

     ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

     ITEM 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

     ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

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

                                      INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                     (UNAUDITED)


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2003             2002
                                           ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,778   $       6,819
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,822           2,346
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             980             955
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             133             102
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             527             204
                                                                                      ---------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,240          10,426

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,300           2,055
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,230           1,230
Other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             165             276
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              50              49
                                                                                      ---------------  --------------
                                                                                      $       11,985   $      14,036
                                                                                      ===============  ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .  $          129   $         129
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             945           1,030
  Accrued expenses and other current liabilities . . . . . . . . . . . . . . . . . .           2,536           2,371
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,402           4,780
                                                                                      ---------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           8,012           8,310

Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .             193             289

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none. . . . . . . . . . . . . . . . . . . . . . . . . . .               -               -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
  Issued and outstanding-11,436,394 and 11,518,277, shares at September 30, 2003 and
    December 31, 2002, respectively. . . . . . . . . . . . . . . . . . . . . . . . .             114             115
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,262          34,316
  Deferred stock-based compensation. . . . . . . . . . . . . . . . . . . . . . . . .               -            (162)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (30,663)        (28,881)
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . . . . . .              67              49
                                                                                      ---------------  --------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .           3,780           5,437
                                                                                      ---------------  --------------
                                                                                      $       11,985   $      14,036
                                                                                      ===============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                             ----------------------  ----------------------
                                                                2003        2002        2003        2002
                                                             ----------  ----------  ----------  ----------
Revenues:
  Software licenses . . . . . . . . . . . . . . . . . . . .  $   1,842   $   1,512   $   5,524   $   4,308
  Software maintenance. . . . . . . . . . . . . . . . . . .      1,627       1,563       5,010       4,380
  Professional services and other . . . . . . . . . . . . .        555         795       2,100       3,455
                                                             ----------  ----------  ----------  ----------
      Total revenues. . . . . . . . . . . . . . . . . . . .      4,024       3,870      12,634      12,143
                                                             ----------  ----------  ----------  ----------
Cost of Revenues:
  Software related. . . . . . . . . . . . . . . . . . . . .        514         385       1,547       1,042
  Professional services and other . . . . . . . . . . . . .        511         869       1,975       3,187
                                                             ----------  ----------  ----------  ----------
      Total cost of revenues. . . . . . . . . . . . . . . .      1,025       1,254       3,522       4,229
                                                             ----------  ----------  ----------  ----------
      Gross profit. . . . . . . . . . . . . . . . . . . . .      2,999       2,616       9,112       7,914
                                                             ----------  ----------  ----------  ----------
Operating Expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . .      1,671       1,693       5,286       5,150
  Research and development. . . . . . . . . . . . . . . . .      1,646       1,963       5,095       6,191
  Less-Funded research. . . . . . . . . . . . . . . . . . .     (1,180)     (1,245)     (3,264)     (3,753)
                                                             ----------  ----------  ----------  ----------
       Research and development, net. . . . . . . . . . . .        466         718       1,831       2,438
  General and administrative. . . . . . . . . . . . . . . .        922         991       2,515       2,301
  Amortization of other intangibles . . . . . . . . . . . .         64          50         188         144
  Restructuring-related charges . . . . . . . . . . . . . .        911         501         911         501
                                                             ----------  ----------  ----------  ----------
  Total operating expenses. . . . . . . . . . . . . . . . .      4,034       3,953      10,731      10,534
                                                             ----------  ----------  ----------  ----------

  Loss from operations. . . . . . . . . . . . . . . . . . .     (1,035)     (1,337)     (1,619)     (2,620)
                                                             ----------  ----------  ----------  ----------

Interest and other income . . . . . . . . . . . . . . . . .         66          23          96         106
Interest expense. . . . . . . . . . . . . . . . . . . . . .         (5)        (13)        (15)        (19)
                                                             ----------  ----------  ----------  ----------
  Loss before income taxes. . . . . . . . . . . . . . . . .       (974)     (1,327)     (1,538)     (2,533)
Income tax expense (benefit). . . . . . . . . . . . . . . .         16        (182)        107        (152)
                                                             ----------  ----------  ----------  ----------
  Loss from continuing operations . . . . . . . . . . . . .       (990)     (1,145)     (1,645)     (2,381)
Discontinued operations:
  Gain (loss) from discontinued operations, net of tax. . .          -         100        (137)        427

      Net loss. . . . . . . . . . . . . . . . . . . . . . .  $    (990)  $  (1,045)  $  (1,782)  $  (1,954)
                                                             ==========  ==========  ==========  ==========

Basic and diluted net loss per share-continuing operations.  $   (0.09)  $   (0.10)  $   (0.14)  $   (0.21)
                                                             ==========  ==========  ==========  ==========

Basic and diluted income (loss) per share-discontinued
  operations. . . . . . . . . . . . . . . . . . . . . . . .  $       -   $    0.01   $   (0.01)  $    0.04
                                                             ==========  ==========  ==========  ==========

Basic and diluted net loss per share. . . . . . . . . . . .  $   (0.09)  $   (0.09)  $   (0.16)  $   (0.17)
                                                             ==========  ==========  ==========  ==========

Weighted average number of common shares outstanding. . . .      11,404      11,313      11,396      11,258
                                                             ==========  ==========  ==========  ==========


    The accompanying notes are an integral part of these consolidated financial statements

                           INSIGHTFUL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                   2003            2002
                                                              --------------  --------------
Operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,782)  $      (1,954)
  Less-(Gain) loss from discontinued operations. . . . . . .            137            (427)
                                                              --------------  --------------
        Loss from continuing operations. . . . . . . . . . .         (1,645)         (2,381)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
    Depreciation, amortization and other non-cash charges. .          1,253             927
    Amortization  (reversal) of stock-based compensation . .           (105)            184
    Changes in current assets and liabilities:
      Accounts and other receivables . . . . . . . . . . . .            499             945
      Inventories. . . . . . . . . . . . . . . . . . . . . .            (31)            (43)
      Prepaid expenses . . . . . . . . . . . . . . . . . . .           (323)           (143)
      Accounts payable . . . . . . . . . . . . . . . . . . .            (85)           (338)
      Accrued expenses and other current liabilities . . . .            162            (360)
      Deferred revenue . . . . . . . . . . . . . . . . . . .           (378)            985
                                                              --------------  --------------
        Net cash used in continuing operating activities . .           (653)           (224)
                                                              --------------  --------------
Investing activities:
  Purchases of property and equipment. . . . . . . . . . . .           (145)           (799)
  Decrease (increase) in other assets. . . . . . . . . . . .             (1)             55
  Capitalized patent costs . . . . . . . . . . . . . . . . .            (51)            (56)
  Net cash used in acquisitions. . . . . . . . . . . . . . .              -            (176)
                                                              --------------  --------------
        Net cash used in investing activities. . . . . . . .           (197)           (976)
                                                              --------------  --------------
Financing activities:
  Payments on long-term debt . . . . . . . . . . . . . . . .            (96)            (44)
  Cash received on subscription receivable from director . .              -             381
  Proceeds from long-term debt . . . . . . . . . . . . . . .              -             450
  Proceeds from exercise of stock options and employee stock
    purchase plan. . . . . . . . . . . . . . . . . . . . . .             25             450
                                                              --------------  --------------
        Net cash (used in) provided by financing activities.            (71)          1,237
                                                              --------------  --------------
Effect of exchange rate changes on cash and cash equivalents             17             (29)
                                                              --------------  --------------
Net cash used in continuing operations . . . . . . . . . . .           (904)              8
Net cash used in discontinued operations . . . . . . . . . .           (137)            (57)
                                                              --------------  --------------
Net decrease in cash and cash equivalents. . . . . . . . . .         (1,041)            (49)
Cash and cash equivalents, beginning of period . . . . . . .          6,819           6,278
                                                              --------------  --------------
Cash and cash equivalents, end of period . . . . . . . . . .  $       5,778   $       6,229
                                                              ==============  ==============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . .  $          16   $          19
                                                              ==============  ==============
    Income taxes . . . . . . . . . . . . . . . . . . . . . .  $         128   $          35
                                                              ==============  ==============

  Reversal of deferred stock-based compensation for options
  cancelled upon employee termination. . . . . . . . . . . .  $        (139)  $           -
                                                              ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003


(1)  DESCRIPTION  OF  BUSINESS

     a)   CONTINUING  OPERATIONS

     Insightful Corporation and its wholly owned subsidiaries provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. Insightful is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

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

     (b)  DISCONTINUED OPERATIONS

     On January 23, 2001, Insightful sold the operations of its Engineering and Education Products Division (EEPD). The assets of EEPD were sold to a third party for $7,000,000. The 2001 sale of EEPD resulted in an initial gain of $3,849,000, after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities included accruals related to a contingency resulting from the disposition. During 2002, the contingency was resolved and the accrued liabilities related to the contingency were removed from the balance sheet resulting in an additional gain on disposal of discontinued operations of $427,000. During the quarter ended June 30, 2003, the Company determined that an additional expense of $137,000 was required due to EEPD-related third party contractual commitments, primarily for the years 1999 and 2000.


(2)  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Insightful's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

     (b)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  REVENUE RECOGNITION

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon delivery of the software, after execution of a non-cancellable signed license agreement or receipt of a definitive purchase order (when appropriate), if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established vendor-specific objective evidence ("VSOE") of fair value for professional services, training and support services. In addition, we have established VSOE for maintenance related to most of our products. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 to 45 days. Probability of collection is based upon the assessment of the customer's financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale under an unconditional 30 day return policy based on historical experience

     Maintenance revenue is recognized ratably over the term of the related contracts which generally span one year or less. We require our customers to purchase initial one-year maintenance contracts on most of our products. Maintenance services, which include unspecified product upgrades on a when-and-if available basis, are priced based on a percentage of the current list price of the licensed software products. Maintenance renewals are optional.

     Consulting revenues include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 to 45 days.

     Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. Revenue from fixed-term licenses sold with maintenance is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. If a software product is sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     Amounts received in advance for maintenance agreements are recorded as deferred revenue on the accompanying consolidated balance sheets.

     (d)  RECLASSIFICATION OF AMOUNTS

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of deferred stock-based compensation expense, which was disclosed as a separate line item in the statements of operations included in the third quarter 2002 Form 10-Q, was reclassified to the appropriate functional expense line items in the accompanying consolidated statements of operations.


(3)  GOODWILL AND OTHER INTANGIBLES

     Goodwill is not amortized to earnings but is reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of the relevant reporting unit below its carrying value. Insightful determines fair value using the market value method or the present value method of measurement of future cash flows. In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. Separable intangible assets that do not have indefinite lives are amortized over their useful lives.

     We will continue to evaluate goodwill and other intangibles for impairment and, should an impairment be indicated, the corresponding charge will be taken in that period.

(4)  FINANCING ARRANGEMENTS

     In March 2003, we renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) secured by our accounts receivable. This facility allows us to borrow up to the lesser of (a) 75% of its eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million, and bears interest at the prime rate, which was 4.0% as of September 30, 2003, plus 1%. At September 30, 2003, no amounts had been borrowed and $988,000 was available for future borrowings under the line of credit facility.

     In March 2003, we also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows us to take advances on the cost of eligible equipment less than 90 days old and such advances are secured by the underlying equipment. The advances may be made in two tranches of $375,000 each, the first of which expired September 27, 2003 and the second tranche expires on March 27, 2004. These term loan advances bear interest at the prime rate, which was 4.0% as of September 30, 2003, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. In 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at September 30, 2003 was $322,000. At September 30, 2003, $375,000 was available under this facility for future equipment borrowings.

     These credit facilities contain covenants that restrict the amount of net loss we can incur in any quarter. The Company was out of compliance with these covenants as of September 30, 2003 due to the restructuring charges incurred in the third quarter of 2003. On October 23, 2003 Silicon Valley Bank waived the existing default under the loan agreement. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines and expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     The  following  are  repayments  associated  with  our equipment term loan:

                     THREE MONTHS ENDING              YEAR ENDING DECEMBER 31,
                          DECEMBER 31,    ---------------------------------------------
                             2003            2004         2005       2006       2007     THEREAFTER    TOTAL
                     -------------------  -----------  ----------  ---------  ---------  ----------  ----------
Equipment term loan             $33,000$      129,000    $129,000    $31,000          -           -    $322,000

(5)  NET LOSS PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued and subject to restrictions is excluded from the calculation. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents (including stock options and warrants), unless their effect on earnings per share from continuing operations is anti-dilutive.


(6)  OTHER COMPREHENSIVE LOSS

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive loss, which the Company currently reports, is foreign currency translation adjustments. Total comprehensive loss is as follows:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER  30,             SEPTEMBER  30,
                                             ------------------------  --------------------------
                                                2003         2002          2003          2002
                                             ----------  ------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . $(990,000)  $(1,045,000)  $(1,782,000)  $(1,954,000)
                                             ----------  ------------  ------------  ------------
Change in cumulative translation adjustment.    77,000        (9,000)       18,000       (21,000)
                                             ----------  ------------  ------------  ------------
Comprehensive loss . . . . . . . . . . . . . $(913,000)  $(1,054,000)  $(1,764,000)  $(1,975,000)
                                             ==========  ============  ============  ============

(7)  SEGMENT REPORTING

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. In the third quarter of 2003, management defined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, continuing business segment information includes the segments of Domestic Data Analysis, International Data Analysis and Text Analysis. Segment information for the nine months ended September 30, 2002 and 2003 and for the three months ended September 30, 2002 has been presented in accordance with the current segment definitions. The Company measures segment performance based on their income or loss from operations. Assets are not allocated to segments for internal reporting presentations.

                                THREE MONTHS ENDED          NINE MONTHS ENDED
DOMESTIC DATA ANALYSIS             SEPTEMBER 30,              SEPTEMBER 30,
                             -------------------------  ------------------------
                                 2003         2002         2003          2002
                             ------------  -----------  -----------  ------------
Revenues . . . . . . . . .   $ 2,701,000   $2,498,000   $8,318,000   $ 8,113,000
                             ------------  -----------  -----------  ------------
Loss from
  operations . . . . . . .      (662,000)    (837,000)    (767,000)   (1,489,000)
                             ------------  -----------  -----------  ------------


                                THREE MONTHS ENDED          NINE MONTHS ENDED
INTERNATIONAL DATA ANALYSIS         SEPTEMBER 30,              SEPTEMBER 30,
                             -------------------------  ------------------------
                                 2003         2002         2003          2002
                             ------------  -----------  -----------  ------------
Revenues. . . . . . . . . .  $1,186,0000   $1,372,000   $3,795,000   $ 4,030,000
                             ------------  -----------  -----------  ------------
Loss from
  Operations. . . . . . . .     (307,000)    (386,000)    (483,000)     (875,000)
                             ------------  -----------  -----------  ------------


                                THREE MONTHS ENDED          NINE MONTHS ENDED
TEXT ANALYSIS                      SEPTEMBER 30,              SEPTEMBER 30,
                             -------------------------  ------------------------
                                 2003         2002         2003          2002
                             ------------  -----------  -----------  ------------
Revenues . . . . . . . . .   $   137,000   $       --   $  521,000   $        --
                             ------------  -----------  -----------  ------------
Loss from
  operations . . . . . . .       (66,000)    (114,000)    (369,000)     (256,000)
                             ------------  -----------  -----------  ------------

Non-operating  income  and  expenses  are  not  tracked  by  segment.

(8)  STOCK-BASED  COMPENSATION

     A reconciliation of net loss as reported to pro-forma net loss that includes stock-based employee compensation cost as if the fair value method had been applied to all option awards is as follows:

                                                     THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------  -------------------------------
                                                             2003           2002           2003             2002
                                                      --------------  --------------  --------------  ---------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . $    (990,000)  $  (1,045,000)  $  (1,782,000)  $   (1,954,000)
                                                      --------------  --------------  --------------  ---------------
Add: Employee stock-based compensation, as
    reported. . . . . . . . . . . . . . . . . . . . .       19,000          96,000        (105,000)         184,000
Deduct: Employee stock-based compensation determined
   under SFAS 123 . . . . . . . . . . . . . . . . . .      (337,000)       (281,000)       (953,000)      (1,131,000)
                                                      --------------  --------------  --------------  ---------------
Pro forma net loss                                    $  (1,308,000)  $  (1,230,000)  $  (2,840,000)  $   (2,901,000)
                                                      ==============  ==============  ==============  ===============
Basic and diluted net loss per share as reported. . . $       (0.09)  $       (0.09)          (0.16)           (0.17)
Pro forma basic and diluted net loss per share. . . . $       (0.11)  $       (0.11)          (0.25)           (0.26)

     In the first quarter of 2003, $139,000 in deferred stock compensation expense previously recognized was reversed as a result of the return of restricted shares issued in the acquisition of Predict AG.

(9)  COMMITMENTS  AND  CONTINGENCIES

     In December 2002, Wajih Alaiyan, a former Insightful employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. The Company denies Mr. Alaiyan's claim and will vigorously defend the lawsuit. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on our financial position, results of operations, and cash flows.

(10) BUSINESS  RESTRUCTURING

     During the second and third quarter of 2003, the Company reduced its headcount by 18%, or 23 employees. The reduction included employees from all functional areas of the Company, 35% of which was in Europe. In addition, as part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. The Company evaluated the goodwill acquired in the acquisition of its German business for impairment and determined no impairment occurred in the third quarter. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The restructuring charges, including charges associated with the resignation of Shawn Javid, totaled $911,000 and consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of September 30, 2003 $426,000 in termination benefits remained to be paid. All termination benefits will be paid by March 31, 2005. No additional amounts are expected to be incurred. Restructuring-related charges at September 30, 2003 consisted of the following:

Cost Category                      Costs Incurred and   Costs Paid or Charged Off     Balance at
                                   Charged to Expense         (Quarter Ended         September 30,
                                     (Quarter Ended         September 30, 2003)         2003
                                   September 30, 2003)
--------------------------------------------------------------------------------------------------
Employee Severance Costs . . . .  $            255,000  $                  201,000  $       54,000
Lease Termination Costs. . . . .               108,000                     108,000               0
Costs Related to Resignation of
Shawn Javid - Cash . . . . . . .               372,000                           0         372,000
Costs Related to Resignation of
Shawn Javid - Stock-Based. . . .               176,000                     176,000               0
                                  --------------------  --------------------------  --------------
                                  $            911,000  $                  485,000  $      426,000

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

DESCRIPTION  OF  THE  COMPANY

     We provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. We are a leading supplier of software and services for the statistical analysis, data mining and knowledge access industry segments enabling customers to gain intelligence from numerical data and text.

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

     We record revenue in accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, and related interpretations including Technical Practice Aids. License revenue consists principally of revenue earned under perpetual software license agreements and is generally recognized upon delivery of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, undelivered elements are not deemed essential, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. We have established vendor-specific objective evidence of fair value for professional services, training, and most maintenance and support services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In the event that vendor-specific objective evidence may not be established for maintenance, and maintenance is the only remaining element of an arrangement, then all revenue associated with the arrangement is recognized ratably starting the month after installation or acceptance, whichever occurs later, to the end of the maintenance period. Standard terms for license agreements call for payment within 30 to 45 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale.

     We offer maintenance contracts, training and consulting services on certain of our products. Maintenance revenue is recognized ratably over the term of the related contracts generally for one year or less. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of customer support contracts, consulting services and training call for payment within 30 to 45 days.

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


Sales Returns

     We provide an estimated reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our products. Refunds are provided to customers upon return to us of the complete product package, including all original materials, CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of future return risk.

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

Impairment of Goodwill and Other Long Lived Assets

     At least annually we evaluate goodwill arising from acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

     Impairment losses will be charged to earnings in the period in which they are identified. We will continue to evaluate goodwill for impairment and, should an impairment be indicated, the corresponding charge will be taken in that period. Separable intangible assets that do not have indefinite lives are amortized over their useful lives.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

     Total revenues, which consist of software licenses, maintenance and service revenue, were $4,024,000 for the three months ended September 30, 2003 and $3,870,000 for the three months ended September 30, 2002, representing an increase of $154,000 or 4%. Total revenues were $12,634,000 for the nine months ended September 30, 2003 and $12,143,000 for the nine months ended September 30, 2002, representing an increase of $491,000 or 4%.

     Software license revenues, consisting of software licenses and subscriptions, accounted for 46% of total revenues for the three months ended September 30, 2003 and 39% of total revenues for the three months ended September 30, 2002. Software license revenues increased 22% from $1,512,000 for the three months ended September 30, 2002 to $1,842,000 for the three months ended September 30, 2003. Software license revenues increased 28% from $4,308,000 for the nine months ended September 30, 2002 to $5,524,000 for the nine months ended September 30, 2003. These increases are primarily due to an increase in the number of large license transactions, growth in our customer base and revenues from our InFact product, for which we first recognized revenue in the fourth quarter of 2002. We expect software license revenues to increase in the fourth quarter.

     Software maintenance revenues accounted for 40% of total revenues for the three months ended September 30, 2003 and 2002. Software maintenance revenue increased 4% from $1,563,000 for the three months ended September 30, 2002 to $1,627,000 for the three months ended September 30, 2003. Software maintenance revenues increased 14% from $4,380,000 for the nine months ended September 30, 2002 to $5,010,000 for the nine months ended September 30, 2003. These increases are primarily due to an increase in the size of our customer base. We expect maintenance revenues to decrease slightly in the fourth quarter.

     Professional services revenues generated from consulting and training activities accounted for 14% of total revenues for the three months ended September 30, 2003 and 21% of total revenues for the three months ended September 30, 2002. Professional services revenues decreased 30% from $795,000 for the three months ended September 30, 2002 to $555,000 for the three months ended September 30, 2003. Professional services revenue decreased 39% from $3,455,000 for the nine months ended September 30, 2002 to $2,100,000 for the nine months ended September 30, 2003. These decreases are primarily due to fewer consulting projects in North America, as well as not completing engagements that had formal acceptance criteria required in order to recognize the revenue. We expect professional services revenues to begin to increase in the fourth quarter with the introduction of more advanced training courses and the strengthening of our worldwide services business. In addition, we expect fourth quarter professional services service revenues to increase due to the completion of projects with formal acceptance criteria.

     Revenues from international operations decreased 14% from $1,372,000 for the three months ended September 30, 2002 to $1,186,000 for the three months ended September 30, 2003. Revenues from international operations decreased 6% from $4,030,000 for the nine months ended September 30, 2002 to $3,795,000 for the nine months ended September 30, 2003. This decrease resulted primarily from reduced professional services revenues from our Swiss operations.

COST OF REVENUES

     Total cost of revenues decreased 18% from $1,254,000 for the three months ended September 30, 2002 to $1,025,000 for the three months ended September 30, 2003. Total cost of revenues decreased 17% from $4,229,000 for the nine months ended September 30, 2002 to $3,522,000 for the nine months ended September 30, 2003. The decrease in total cost of revenues for these periods resulted primarily from a decrease in professional service costs offset somewhat by increases in the cost of software-related revenue.

     The cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance costs, increased as a percentage of total software-related revenue from 13% for the three months ended September 30, 2002 to 15% for the three months ended September 30, 2003. Software-related costs increased as a percentage of software-related revenue from 12% for the nine months ended September 30, 2002 to 15% for the nine months ended September 30, 2003. These increases were primarily the result of an increase in revenues from products on which the Company is obligated to pay royalties. We are a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we have the right to use, sublicense and support the "S" programming language in exchange for royalties, which are included in the cost of software licenses. We expect that the cost of software licenses will continue to fluctuate in relation to changes in the overall demand for our license products.

     The cost of professional services consist primarily of salaries and other operating costs of employees who provide consulting services and product training. The cost of professional services decreased 41% from $869,000 for the three months ended September 30, 2002 to $511,000 for the three months ended September 30, 2003. The cost of professional services decreased 38% from $3,187,000 for the nine months ended September 30, 2002 to $1,975,000 for the nine months ended September 30, 2003. These decreases resulted primarily from decreases in professional services headcount in response to a reduction in demand for these services.

OPERATING  EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses remained unchanged at approximately $1,700,000 for the three months ended September 30,2002 and 2003. Sales and marketing expenses increased 3% from $5,150,000 for the nine months ended September 30, 2002 to $5,286,000 for the nine months ended September 30, 2003. This year-to-date increase primarily reflected increased sales force headcount hired to help drive an increase in sales volume. We expect quarterly sales and marketing expenses to remain at current levels for the remainder of 2003. As a result, we expect sales and marketing expenses to decrease as a percentage of software revenues if demand for our products improves.

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. Net research and development expenses decreased 35% from $718,000 for the three months ended September 30, 2002 to $466,000 for the three months ended September 30, 2003, and decreased as a percentage of total revenues from 19% to 12% over the same period. Net research and development expenses decreased 25% from $2,438,000 for the nine months ended September 30, 2002 to $1,831,000 for the nine months ended September 30, 2003. Gross research and development expenses decreased 16% from $1,963,000 for three months ended September 30, 2002 to $1,646,000 for the three months ended September 30, 2003. Gross research and development expenses decreased 18% from $6,191,000 for the nine months ended September 30, 2002 to $5,095,000 for the nine months ended September 30, 2003. These decreases were primarily attributable to the workforce reductions implemented in July 2002 and July 2003. Funded research, which consists primarily of government grants for research projects, decreased 5% from $1,245,000 for the three months ended September 30, 2002 to $1,180,000 for the three months ended September 30, 2003. Funded research decreased 13% from $3,753,000 for the nine months ended September 30, 2002 to $3,264,000 for the nine months ended September 30, 2003. The decrease in funded research is primarily due to a more focused approach to align research funding with our core products. We expect our gross research and development expenses and our funded research to continue to fluctuate based on contract awards.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, administration and facilities activities, decreased 7% from $991,000 for the three months ended September 30, 2002 to $922,000 for the three months ended September 30, 2003. This decrease was primarily attributable to the workforce reductions implemented in July 2002 and July 2003. General and administrative expenses increased 9% from $2,301,000 for the nine months ended September 30, 2002 to $2,515,000 for the nine months ended September 30, 2003. The increase is primarily due to increases in insurance, legal and audit expenses as well as general and administrative expenses associated with the increasing costs of being a public company. We expect future increases in general and administrative expenses relating to continuing increases in insurance, legal, compliance and audit expenses.

     Restructuring-related charges increased from $501,000 for the three and nine months ended September 30, 2002 to $911,000 for the corresponding periods in 2003. The Company reduced its workforce by approximately 18% in both July 2002 and July 2003. The increase in restructuring oriented charges was primarily attributable to the resignation of Mr. Javid as President and CEO of the Company on September 30, 2003, resulting in $372,000 in employee severance and termination payments and a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid.

INTEREST AND OTHER INCOME

     Total interest and other income increased from $23,000 for the three months ended September 30, 2002 to $66,000 for the three months ended September 30, 2003. Total interest and other income decreased 9% from $106,000 for the nine months ended September 30, 2002 to $96,000 for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2003 was primarily the result of foreign currency activity. The decrease in interest and other income for the nine months ended September 30, 2003 was primarily due to a decrease in the prevailing interest rates partially offset by the foreign currency transaction gain.

INCOME TAX PROVISION

     The tax provision increased from a credit of $182,000 for the three months ended September 30, 2002 to an expense of $16,000 for the three months ended September 30, 2003. The tax provision increased from a credit of $152,000 for the nine months ended September 30, 2002 to an expense of $107,000 for the nine months ended September 30, 2003. This increase in the tax provision was primarily due to income tax obligations generated in the Company's international operations as compared to a refund receivable for the Company's international operations for the nine months ended September 30, 2002.

LOSS FROM CONTINUING OPERATIONS

     The loss from continuing operations decreased 14% from $1,145,000 for the three months ended September 30, 2002 to $990,000 for the three months ended September 30, 2003. Loss from continuing operations decreased 31% from $2,381,000 for the nine months ended September 30, 2002 to $1,645,000 for the nine months ended September 30, 2003. The decrease in the third quarter operating loss and the year-to-date net loss from continuing operations reflects higher revenues and gross profit in combination with unchanged operating expenses compared to the prior year periods.

DISCONTINUED  OPERATIONS

     On January 23, 2001 we sold the assets of EEPD for cash proceeds of $7,000,000. As a result of this transaction, we recorded the operations of EEPD as discontinued operations. We recorded a net gain of $3,849,000 on the sale in 2001 after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities arising from the sale included accruals related to certain contingencies resulting from the disposition. In 2002, these contingencies were favorably resolved resulting in a net gain of $427,000 recorded as a gain on disposal of discontinued operations for the nine month period ended September 30, 2002. During the nine month period ended September 30, 2003 we recorded a loss from discontinued operations of $137,000 related to third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $6.8 million at December 31, 2002 to $5.8 million at September 30, 2003. Operating activities resulted in net cash outflows of $224,000 for the nine months ended September 30, 2002 as compared to $653,000 for the nine months ended September 30, 2003. Operating cash outflows for the nine months ended September 30, 2002 were the result of a loss from continuing operations of $2,381,000, partially offset by non-cash expenses of $1,082,000 and by the receipt of cash and related deferral of the Company's first InFact sale. Operating cash outflows for the nine months ended September 30, 2003 were the result of a loss from continuing operations of $1,645,000 and increases in working capital, partially offset by non-cash expenses of $1,166,000.

     Investing activities resulted in net cash outflows of $976,000 for the nine months ended September 30, 2002 and $197,000 for the nine months ended September 30, 2003. Investing cash outflows for both periods were primarily the result of purchases of property and equipment. Investing activities for the nine months ended September 30, 2002 included $176,000 for acquisitions and related transaction expenses.

     Financing activities resulted in net cash inflows of $1,237,000 for the nine months ended September 30, 2002 and a net cash outflow of $71,000 for the nine months ended September 30, 2003. The cash inflows for the nine months ended September 30, 2002 resulted from a payment received from a director on subscriptions receivable, proceeds from stock option exercises and stock purchases under an employee stock purchase plan, and proceeds from equipment financings. The cash outflows for the nine months ended September 30, 2003 resulted primarily from principal payments on long-term debt.

     In March 2003, we renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank (SVB) secured by our accounts receivable. This facility allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable (advances against US Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.0% as of September 30, 2003, plus 1%. At September 30, 2003, no amounts had been borrowed and $988,000 was available for future borrowings under the line of credit facility. Due to the size of the operating loss in the third quarter 2003, the Company was not in compliance with the agreement at September 30, 2003, but has subsequently received a waiver of the covenant violation.

     In March 2003, we also renewed an equipment term loan and security agreement with SVB, which provides an additional $750,000 to finance the purchase of equipment and fixtures. This facility allows us to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. The advances may be made in two tranches of $375,000 each, the first of which expired September 27, 2003 and the second of which expires March 27, 2004. These term loan advances bear interest at the prime rate, which was 4.0% as of September 30, 2003, plus 1%. Interest only is due until the expiration of each tranche period, at which point monthly payments of principal and interest begin. Advances are repaid over a 42-month period and a 36-month period, for the first and second tranche, respectively. In 2002, borrowings under this equipment term loan totaled $450,000 and the outstanding balance at September 30, 2003 was $322,000. At September 30, 2003 $375,000 was available under this facility for future equipment borrowings.

     These credit facilities contain covenants that restrict the amount of net loss we can incur in any quarter. The Company was out of compliance with these covenants as of September 30, 2003 due to the restructuring charges incurred in the third quarter of 2003. On October 23, 2003 Silicon Valley Bank waived the existing default under the loan agreement. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines and expand Insightful's liquid resources and ability to maintain an adequate balance of cash-on-hand.

     At September 30, 2003 our principal unused sources of liquidity consisted of cash and cash equivalents of $5.8 million. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.


The following are our contractual commitments associated with our operating and equipment financings:

                            THREE MONTHS ENDING
                               DECEMBER  31,          YEAR  ENDING  DECEMBER  31,
                            --------------------------------------------------------
                                   2003         2004      2005      2006      2007     THEREAFTER     TOTAL
                            ----------------  --------  --------  --------  --------  -----------  ----------
Commitments:
    Equipment term loan . . . $       33,000  $129,000  $129,000  $ 31,000  $      -  $         -  $  322,000
    Operating leases                 333,000   763,000   163,000   128,000   107,000      196,000   1,690,000
                              --------------  --------  --------  --------  --------  -----------  ----------
           Total commitments. $      366,000  $892,000  $292,000  $159,000  $107,000  $   196,000  $2,012,000
                              ==============  ========  ========  ========  ========  ===========  ==========


     As of September 30, 2003 we had net operating loss carryforwards of approximately $22 million and research and development credit carryforwards of approximately $2 million. The net operating loss and credit carryforwards will expire at various dates beginning 2004 through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we would likely deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute stockholder ownership interest in Insightful.

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

     We expect to continue to invest in both our existing and new products, as well as our sales and marketing efforts, but at slower pace than historical levels. Looking forward, we expect that our professional services revenue will begin to increase. In addition, we anticipate growth for our software license revenues, which will be predominantly driven by increased resources and efficiency of our sales and marketing efforts worldwide.

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

     -    our  primary  reliance  on  one  product  family;

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

     IF POTENTIAL CUSTOMERS DO NOT CONTINUE TO PURCHASE THE S-PLUS PRODUCT FAMILY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY IMPACTED.

     Since the divestiture of our Engineering and Educational Products Division in January 2001we have relied on a one-product family, the S-PLUS line, for the success of our business, and license revenues from the S-PLUS product and add-on modules accounted for nearly all of our license revenues. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues will and operating results will be adversely affected.

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

     In the past two years we have completed several acquisitions of businesses with complementary technologies or service offerings. In addition to our acquisition of Predict AG in Switzerland, we acquired the statistics businesses of Waratah Corporation in North Carolina, Graphische Systeme GmbH in Germany and Sigma-Plus SA in France. We have since closed the operation in Germany and have lost certain key personnel acquired with Predict AG in Switzerland. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

     -    dilution  of  stockholders'  equity;

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

     WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     If we do not return to profitability in future quarters, our stock price could decrease. We have posted net losses for each fiscal quarter since the fourth quarter of 2001. As of September 30, 2003, we had an accumulated deficit of nearly $31 million. In the near-term, we believe our revenues will increase to a level that is closer to our expected costs and operating expenses, allowing us to continue to invest in accordance with our strategic priorities. We may not, however, realize the anticipated revenue increases from our new product and positioning initiatives in future periods. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

     In the first nine months of 2003, our services revenues decreased 39% from the prior nine month period. Consulting and training (service) revenues represented 14% of our total revenues for the quarter ended September 30, 2003, and we anticipate that service revenues will continue to represent a significant percentage of total revenues. If we are unable to maintain or increase our consulting and training revenues, our total revenues may fall as occurred in the quarter ended September 30, 2003 over the quarter ended June 30, 2003.

     WE HAVE A LIMITED OPERATING HISTORY UNDER OUR NEW BUSINESS MODEL, NO OPERATING HISTORY WITH OUR NEW PRODUCTS, AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES
     In connection with our divestiture of EEPD in 2001 we changed our name, headquarters location, jurisdiction of incorporation, and more significantly, our management team and business model. Our new business model calls for significant contributions from our data mining and knowledge access products. Our limited operating history in these markets makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

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

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 23 employees in July 2003 in addition to reducing our work force 31 employees in July 2002. Further reductions could occur if we are unable to grow our revenues. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Past or future reductions in Research and Development could adversely affect our ability to innovate and compete. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

     WE  MAY  BE UNABLE TO OBTAIN THE FUNDING NECESSARY TO SUPPORT THE EXPANSION
     OF  OUR  BUSINESS.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business or cease operations.

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for at least the next twelve months. However, if during that time market conditions worsen, or if other unforeseen events should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. If our new products require substantial investment in order to make them commercially viable, we may need to seek additional funding or we may be forced to discontinue further investment in them. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all.

     Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of net income. In August 2002, we renegotiated these covenants to exclude the restructuring charge we expected to incur as a result of the July 2002 reduction in our workforce. In January 2003 we again negotiated a waiver of the covenants to exclude the impairment charge we expected to incur with respect to our acquisition of Predict AG in 2001. In October 2003 we negotiated a waiver of the covenants to exclude the restructuring charge incurred in the third quarter of 2003. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in us.

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

     IF WE DO NOT RETAIN OUR KEY EMPLOYEES OR MANAGEMENT TEAM, AND INTEGRATE OUR NEW PRESIDENT AND CEO, OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY WILL BE LIMITED.

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. We have in the past experienced difficulty in hiring qualified technical, sales, customer support and managerial personnel, and we may be unable to attract and retain such personnel in the future. In addition, due to competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. Our key employees are not obligated to continue their employment with us and could leave at any time. On September 30, 2003, Shawn Javid, President and CEO, resigned from the Company and we named Jeffrey Coombs to succeed Mr. Javid as President and interim CEO. To be fully integrated into our company, Mr. Coombs must spend a significant amount of time learning our business model and management system, in addition to performing his regular duties. Accordingly, until Mr. Coombs has become familiar with our business model and systems, his integration may result in some disruption to our ongoing operations.

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

     To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and/or development personnel may harm our ability to innovate and compete. We may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets We operate in the United Kingdom, France and Switzerland and incur expenses denominated in those local currencies. However, we do not believe that foreign exchange rate fluctuations in these markets will significantly affect our operating expenses or harm our results of operations. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since the Company's investments are in short-term instruments. Based on the short-term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure

     Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

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

     There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART  II.     OTHER  INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

See  notes  to  consolidated  financial  statements.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  See  Index  to  Exhibits.

     (b)  Reports  filed  on  Form  8-K.

          On July 2, 2003, we filed a Current Report on Form 8-K regarding our preliminary financial results for the second quarter ended June 30, 2003.

     (c)  Reports  furnished  on  Form  8-K

          On July 31, 2003, we furnished a Current report on Form 8-K regarding our financial results for the second quarter ended June 30, 2003

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 13, 2003

                                 INSIGHTFUL  CORPORATION

                                 By:    /s/    Jeffrey Coombs
                                    --------------------------------------------
                                               Jeffrey Coombs
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)


November 13, 2003

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

3.1        Amended  and Restated Certificate of Incorporation of the Registrant

3.2        Amended  and  Restated  Bylaws  of  the  Registrant

31.1 Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

31.2 Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

32.1 Certification of Financial Statements by Chief Executive Officer Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002