Form 10-K
period 2003-12-31
INSIGHTFUL CORP
filed 2004-04-14
CIK 895095

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 0-020992

                        ---------------------------------

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

                      -----------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                      -----------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant's common stock on June 30, 2003, as reported on the Nasdaq SmallCap Market, was $10,716,994. The number of shares of common stock, $.01 par value, outstanding as of April 13, 2004 was 12,129,898.

          DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS 10-K:

     Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement shall be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2003, are incorporated by reference in Part III of this report.


================================================================================

                                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                     PART I

ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS . . . . . . . . . . . . . . . . . . . . . .   12

                                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .   13

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .   15

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . .   27

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . .   28

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . .   53

ITEM 9A.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53

                                                     PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . . . . . . . . . .   54

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.   54

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . .   54

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54

                                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .   55

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   58

TRADEMARKS
----------

Insightful Corporation, the Insightful logo, "Insightful Intelligence From Data", S-PLUS, S-PLUS Analytic Server, StatServer, InFact, Graphlet and S-PLUS Graphlets are registered trademarks of Insightful Corporation. S, ArrayAnalyzer, FinMetrics, Anatolytics, "Human-like Intelligence", Visimine, InCRMent, Garch, SpatialStats and SeqTrial are trademarks of Insightful Corporation.

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

ITEM  1.    BUSINESS.

DESCRIPTION  OF  THE  COMPANY

     We provide enterprises with scalable data analysis solutions designed that facilitate decision-making by revealing patterns, trends and relationships. We are a leading supplier of software and services for the statistical analysis, data mining and knowledge access industry segments enabling customers to gain intelligence from numerical data and text.

     Our products include S-PLUS(R), StatServer(R), S-PLUS Analytic Server(R), Insightful Miner and InFact(R). Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

     We have been delivering data analysis solutions for 17 years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

     Headquartered in Seattle, Washington, we also have North American offices in New York and North Carolina. Our international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

     We originally incorporated in Massachusetts in 1984 and reincorporated in Delaware in 2001. Our principal executive offices are located at 1700 Westlake Ave. N, Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802. Our Internet address is http://www.insightful.com.

PRODUCTS

DATA  ANALYSIS  PRODUCTS

  S-PLUS(R)

     S-PLUS is our flagship product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our award-winning object-oriented "S" programming language, which we licensed on an exclusive worldwide basis from Lucent Technologies Inc. until we acquired the rights to "S" in January 2004. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows and UNIX environments.

  Insightful  Miner

     Insightful Miner is a highly scalable data analysis workbench for predictive modeling, data mining and statistical data analysis. The intuitive drag-and-drop interface makes it easy to create self-documenting visual workmaps. Insightful Miner provides data miners, business analysts and data analysis professionals with a full suite of scalable components for data access, management and modeling, and its unique pipeline architecture allows the user to process very large data sets. Insightful Miner is an open and extensible tool that offers full integration with the S-PLUS programming language. Insightful Miner offers deployment capabilities via batch mode, predictive model markup language (PMML), or generated C code. Insightful Miner has a low cost of ownership compared to its competitors, with a desktop entry-level version and multiple server versions offered under perpetual licenses rather than annual rental agreements.

  Verticalized  Toolkits

     To complement S-PLUS and Insightful Miner, we offer toolkits for the financial services and pharmaceutical markets to allow users to perform specialized data analysis.

  Server  Products(R)

     Insightful's S-Plus Server products enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows(R) and UNIX(R) operating systems. Our server products are data warehouse-independent and integrate seamlessly with standard database and file formats. With our server products, a wide range of statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a simple and familiar Web browser interface, or dedicated graphical user interfaces written using Java technology. Our server products enable end-users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

TEXT  ANALYSIS  PRODUCTS

  InFact(R)

     We launched our text analysis product, InFact, in April 2002 to provide text analysis for knowledge workers. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact's natural language question and answer and tabular exploratory search interfaces to efficiently uncover information they are searching for. InFact thus enables researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets.

SERVICES

     We deliver support for our data analysis products through our maintenance, consulting, and training services.

     We provide product updates and unspecified product upgrades and customer support services under an annual maintenance agreement. Our consulting and training organization provides fee-based services, including deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful offices, at the customer's site, or at other prearranged sites for larger customer groups.

OPERATIONS

MARKETING  AND  SALES

     Our data analysis solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications, manufacturing, plus government and research. Our data analysis solutions are used in a variety of functions including research, engineering, production, marketing, and finance. We focus our statistics and data analysis business on two vertical markets: financial services and pharmaceuticals.

     We acquire domestic customers for our products and consulting services through the combination of a domestic telesales organization and an outside sales team. Leads are generated from direct mail, public relations, the Internet, seminars and tradeshows. Our telesales and direct sales forces then qualify and pursue these leads, working in coordination with consulting services.

     Internationally, we have direct sales force offices in France, Switzerland and the United Kingdom. In other countries, we primarily sell through a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts. For information regarding revenues by geography, please refer to note 14 to our financial statements included in this report.

     Insightful has three reporting segments: domestic data analysis, international data analysis and text analysis. For information regarding revenues and losses from operations for each of our last three fiscal years, please refer to our financial statements included in this report.

     The text analysis segment is currently dependent on a few customers, all of which are departments of the United States government. The loss of any one or more of these customers would have a material adverse effect on the segment.


CUSTOMER  TECHNICAL  SUPPORT

     Technical support for our products is provided by a staff of engineers located in Seattle and other direct offices in Europe. Support is only available to customers who purchase an annual maintenance service. The initial one-year maintenance contract is bundled into the license fees on most of our products. International customers who purchase products from distributors receive first-line technical support from their respective local distributors, with further support and escalation provided by our direct offices.

MANUFACTURING  AND  DISTRIBUTION

     We utilize several third party vendors to replicate our products. This permits us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

     We subcontract with third party vendors to replicate all of our S-PLUS product line updates. We warehouse inventory at a regional facility and process domestic orders internally out of our Seattle office. Most international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

FUNDED  RESEARCH

     We have a funded research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require us to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal and image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against our total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funded research recognized in operations was approximately $4,307,000 in 2003, $4,674,000 in 2002 and $4,827,000 in 2001.

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

     Gross research and development costs charged to operations were approximately $6,469,000 in 2003, $7,918,000 in 2002 and $7,574,000 in 2001. We
did not capitalize any software research and development costs during the year ended December 31, 2003, as we did not incur significant software research and development costs between the technological feasibility date and the general release date.

COMPETITION

     Our S-PLUS product targets statisticians and data managers in the statistics market. This market is competitive, fragmented and mature. We face competition in the statistics market primarily from large enterprise software vendors and our potential customers' information technology departments who may create custom-made applications instead of using Insightful software. These departments may seek to develop data analysis solutions utilizing R, a free statistics software package that performs operations similar to the "S" language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks, Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

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

INTELLECTUAL  PROPERTY  RIGHTS  AND  LICENSES

     Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a "shrink-wrap" license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we have entered into nondisclosure and inventions agreements with all of our employees. However, judicial enforcement of these agreements may be uncertain. We hold one issued patent on InFact and have several other patents applications pending.

     During the reporting period we were a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under that license, we had the right to use, sublicense and support the "S" language in exchange for royalties. In January 2004 we acquired the copyrights to the software code underlying the "S" programming language from Lucent for $2.0 million.

     Due to the rapid pace of technological change in the software industry, we believe that patent, trade secret and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

EMPLOYEES

     As of December 31, 2003, our continuing operations employed approximately 106 full-time and part-time employees, of whom 21 reside outside the United States. As necessary, we supplement our employees with temporary and contract personnel in our continuing operations. As of December 31, 2003, we employed 12 temporary and contract employees, one of whom was located outside the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

     In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

     OUR OPERATING RESULTS FLUCTUATE AND COULD FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, RESULTING IN A DECREASE IN OUR STOCK PRICE.

     Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below the expectations of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

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

     -    our  ability  to  maintain  third-party  licenses;

     -    our  inability  to  protect  our  intellectual  property  rights;

     - our ability to attract and retain key employees or management team members; and

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

     IF POTENTIAL CUSTOMERS DO NOT CONTINUE TO PURCHASE THE S-PLUS PRODUCT FAMILY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     License revenues from the S-PLUS product and add-on modules account for nearly all of our license revenues. We expect license revenues from the S-PLUS product family to continue to account for a substantial amount of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues and operating results will be adversely affected.

     IF WE ARE UNABLE TO PENETRATE NEW END-USER MARKETS WITH OUR CURRENT AND FUTURE PRODUCTS, THE GROWTH OF OUR BUSINESS WILL BE LIMITED.

     We focus our statistics business on two vertical markets: financial services and pharmaceuticals. In order to grow our business at a satisfactory rate, we will need to expand into new end-user markets within these two vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to simultaneously invest in the scalability and deployability of our statistics product offerings and in the further development and enhancement of our data mining and knowledge access products. These simultaneous investments may strain our financial resources and diffuse management's time and attention. If any of these initiatives fails, our business will not grow and could fail.

     IF WE ARE UNSUCCESSFUL IN THE MARKETING AND SELLING OF INFACT AND INSIGHTFUL MINER, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     We cannot predict the degree to which our newest products, InFact and Insightful Miner, will achieve market acceptance or the extent to which they will perform as our customers expect. If our new products contain defects or errors, or otherwise do not operate as expected, their market acceptance may be delayed or limited, and our reputation may be damaged. If our new products such as InFact do not achieve market acceptance in the timeframe we expect, we may decide to discontinue further investment in them. If we are unsuccessful in selling new products such as InFact, the growth of our business will be limited and our revenues and operating results will be adversely affected.

     MANY POTENTIAL CUSTOMERS ARE NOT YET AWARE OF THE BENEFITS OF KNOWLEDGE ACCESS SOLUTIONS UTILIZING RELATIONSHIP SEARCH CAPABILITIES, AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

     The market for knowledge access solutions is still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if this market grows, businesses may purchase our competitors' solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

     IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE STATISTICS, DATA MINING AND KNOWLEDGE ACCESS MARKETS, OUR BUSINESS WILL FAIL.

     Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and our potential customers' information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the "S" language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

     In the data mining and knowledge access markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

     In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. We could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, or OLAP, business intelligence and analytical application software, as well as from companies in other sectors.

     OUR BUSINESS IS SENSITIVE TO THE RISKS ASSOCIATED WITH GOVERNMENT FUNDING DECISIONS.

     We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our annual results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If and when the number of our employees or the amount of our revenues grow beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

     Furthermore, a significant portion of our license revenues come from United States government entities, as well as institutions, healthcare organizations and private businesses that contract with or are funded by government entities.

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

     WE  MAY  BE  UNABLE  TO EXPAND OUR SALES ORGANIZATION, WHICH COULD HARM OUR
     ABILITY  TO  EXPAND  OUR  BUSINESS.

     To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and place orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining both telesales and direct sales personnel. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants. If we experience difficulty in recruiting and retaining qualified telesales and direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

     IF WE ARE UNABLE TO DEVELOP AND MAINTAIN EFFECTIVE LONG-TERM RELATIONSHIPS WITH OUR KEY PARTNERS, OR IF OUR KEY PARTNERS FAIL TO PERFORM, OUR ABILITY TO SELL OUR SOLUTION WILL BE LIMITED.

     We rely on our existing relationships with a number of key partners, including system integrators, VARs, distributors and third-party technology vendors, that are important to worldwide sales and marketing of our solutions. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with other key partners. These key partners often provide enterprise software, consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution.

     OUR SALES CYCLE IS VARIABLE, AND SALES DELAYS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD CAUSE A DECLINE IN OUR STOCK PRICE.

     An enterprise's decision to purchase statistics, data mining and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in 2002 and 2003 and we expect to continue to experience longer sales cycles over the next several quarters. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

     WE HAVE INCURRED LOSSES IN RECENT PERIODS, AND MAY CONTINUE TO DO SO, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of December 31, 2003, we had an accumulated deficit of over $30 million. In future periods we may not realize the anticipated revenue increases from our new product and positioning initiatives. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may also experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     We believe that we may need to significantly increase our product development and professional services efforts to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

     IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL FINANCIAL AND MANAGERIAL SYSTEMS, CONTROLS AND PROCEDURES, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

     We face the risk that our systems, procedures and controls might not be adequate to support our operations, maintain accountability for our assets or ensure proper identification of, and proper accounting treatment for, our activities. Our failure to maintain and implement such adequate systems, procedures and controls could adversely our business, financial condition and results of operations.

     - In late 2003, we uncovered a theft by an employee and launched an internal investigation to determine the extent of the loss. As a result of our investigation, we determined that the theft had occurred over a period of several years. We ultimately concluded that while there was no material impact on earnings in any period, approximately $100,000 of expense in each of 2003 and 2002 needed to be reclassified to general and administrative expense from several other cost and expense categories.

     - Due to challenges that we faced during the completion of our 2003 financial statement close process, , our independent auditors have recommended that we initiate a study of our financial close processes, procedures and controls in order to enhance the quality, efficiency and timeliness of our financial statement preparation and to ensure proper identification and accounting treatment for our activities.

We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better.

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

     Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies increased both our European revenues and expenses in 2003. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

     DELIVERY OF OUR SOLUTION MAY BE DELAYED IF WE CANNOT CONTINUE TO LICENSE THIRD-PARTY TECHNOLOGY THAT IS IMPORTANT TO THE FUNCTIONALITY OF OUR SOLUTION.

     We incorporate into our products software that is licensed to us by third-party software developers. The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. Further, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration, and some of these third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price

     INTEGRATION OF FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE.

     We have completed several acquisitions of businesses with complementary technologies or service offerings. In addition to our acquisition of Predict AG in Switzerland in September 2001, we acquired the statistics businesses of Waratah Corporation in North Carolina in July 2001, GraS Graphische Systeme GmbH in Germany in July 2001 and Sigma-Plus SA in France in July 2001. We have since closed the operation in Germany and have lost certain key personnel acquired with Predict AG in Switzerland. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including

     -    dilution  of  stockholders'  equity;

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

     If we do not successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future, our business will be harmed.


     CONTINUED DECREASES IN SERVICE REVENUES COULD DECREASE OUR TOTAL REVENUES OR DECREASE OUR GROSS MARGINS, WHICH COULD CAUSE A DECREASE IN OUR STOCK PRICE.

     During 2003, our services revenues decreased 31% from the prior twelve-month period. Consulting and training (service) revenues represented 17% of our total revenues for the year ended December 31, 2003, and we anticipate that service revenues will continue to decline in the near term. As a result, our total revenues may fall in 2004.


     OUR  WORKFORCE  REDUCTIONS  AND  FINANCIAL PERFORMANCE MAY PLACE ADDITIONAL
     STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

     In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base, we restructured our organization with reductions in our workforce by 23 employees in July 2003. Further reductions could occur if we are unable to grow our revenues. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Past or future reductions in Research and Development could adversely affect our ability to innovate and compete. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Insightful, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management's time and attention away from business operations. Any further workforce reductions may significantly strain our operational and financial resources and may result in increasing responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

     WORLD EVENTS AND ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE.

     Our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Continued soft demand for computer software caused by a weakened economy, both domestic and international, may affect our sales and may continue to result in decreased revenues. As a result of the economic downturn, we may experience difficulties in collecting outstanding receivables from our customers.

     PRIVACY AND SECURITY CONCERNS MAY LIMIT THE EFFECTIVENESS OF AND REDUCE THE DEMAND FOR OUR SOLUTION.

     The effectiveness of our solution relies on the storage and use of data collected from various sources, including personal information. The collection and use of such data by our customers for customer profiling may raise privacy and security concerns, especially in pharmaceutical markets where companies are subject to the strict privacy requirement of the Health Insurance Portability and Privacy Act of 1996. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our products and solutions may be perceived as less desirable, which could limit our revenue growth.

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

     IF WE DO NOT RETAIN OUR KEY EMPLOYEES OR MANAGEMENT TEAM, OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY WILL BE LIMITED.

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

     WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success depends in part on our ability to protect our proprietary rights, including our "S" programming language purchased from Lucent Technologies in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a 'shrink-wrap' license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

     INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND RESULT IN INVALIDATION OF OUR PROPRIETARY RIGHTS.

     In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlap. Infringement litigation could also force us to

     - stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

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

     OUR STOCK PRICE MAY BE VOLATILE.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $4.90 per share on March 4, 2004 and traded as low as $0.97 per share on April 30, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

     -    future  announcements  concerning  us  or  our  competitors;

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

     Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 27,000 square feet of leased office space in Seattle, Washington under a lease that expires in 2004. In North America, we also lease office space in New York and North Carolina. Our international offices are located in France, Switzerland and the United Kingdom. Our Domestic Data Analysis and Text Analysis segments share the Seattle leased office space and we conduct business related to both our Domestic and International Data Analysis segments from the remaining offices.

ITEM  3.    LEGAL  PROCEEDINGS.

     On December 5, 2003, the Superior Court for King County, Washington granted summary judgment in our favor, dismissing a wrongful termination lawsuit brought by a former employee of ours in December 2002. The employee has subsequently filed a notice of appeal with the Court of Appeals for the State of Washington. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

MARKET  INFORMATION

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol IFUL. The following table presents quarterly information on the price range of the common stock. This information indicates the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

                                            HIGH    LOW
                                           ------  ------
     FISCAL YEAR ENDED DECEMBER 31, 2002:
     First Quarter. . . . . . . . . . . .  $3.020  $2.050
     Second Quarter . . . . . . . . . . .  $3.400  $1.990
     Third Quarter. . . . . . . . . . . .  $2.460  $0.880
     Fourth Quarter . . . . . . . . . . .  $1.360  $0.660

     FISCAL YEAR ENDED DECEMBER 31, 2003:
     First Quarter. . . . . . . . . . . .  $1.550  $0.930
     Second Quarter . . . . . . . . . . .  $1.500  $0.970
     Third Quarter. . . . . . . . . . . .  $2.370  $1.210
     Fourth Quarter . . . . . . . . . . .  $2.500  $1.750

HOLDERS

     As of March 19, 2004, the number of stockholders of record of Common Stock was 295. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

DIVIDENDS

     We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. In addition, the terms of our credit facility with Silicon Valley Bank prohibit us from paying dividends.

EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services.

                      NUMBER OF SECURITIES TO BE                                        NUMBER OF SECURITIES REMAINING
                        ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE      AVAILABLE FOR FUTURE ISSUANCE UNDER
                     OUTSTANDING OPTIONS, WARRANT    PRICE OF OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
                              AND RIGHTS                  WARRANTS AND RIGHTS         SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY                     (a)                             (b)                                 (c)
-------------------  -----------------------------  -------------------------------  -------------------------------------
Equity compensation
plans approved by            2,562,498(1)                       $2.2753                            2,788,166
security holders

Total                          2,562,498                        $2.2753                            2,788,166

(1)  Issuable under our 1992 Stock Plan, 1992 Non-Employee Director Stock Option Plan, 1996 Non-Qualified, Non-Officer
     Stock  Option  Plan,  2001  Stock Option and Incentive Plan, as amended and restated, and 2001 Non-Employee Director
     Stock Option  Plan,  as  amended  and  restated.

ITEM 6.    SELECTED  FINANCIAL  DATA.

     The selected financial data set forth below was derived from our consolidated audited financial statements. You should read this information in conjunction with the financial statements and notes in this filing as well as the section of this report entitled Management's Discussion and Analysis of Financial Condition and Results of Operation. We closed our Internet division in September 2000 and sold our engineering and education products division in the first quarter of 2001. All selected data reflects the discontinuance of both of those operations.

                                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                     2003         2002      2001      2000     1999
                                                 -------------  --------  --------  --------  -------
                                                        (THOUSANDS,  EXCEPT  PER  SHARE  DATA)
CONSOLIDATED STATEMENT OF OPERATIONS:
Total revenues. . . . . . . . . . . . . . . . .  $     17,217   $16,394   $17,426   $15,246   $12,212
Gross profit. . . . . . . . . . . . . . . . . .        12,727    11,029    11,234    10,739     8,935
Income (loss) from continuing operations. . . .        (1,436)   (3,508)     (698)    1,307       875
Net income (loss) . . . . . . . . . . . . . . .        (1,573)   (3,081)    2,414    (6,000)    1,453
Basic net income (loss) per share-continuing. .         (0.13)    (0.31)    (0.06)     0.12      0.09
  operations (1)
Diluted net income (loss) per share-continuing.         (0.13)    (0.31)    (0.06)     0.12      0.08
  operations (1)
Basic net income (loss) per share (1) . . . . .         (0.14)    (0.27)     0.22     (0.57)     0.15
Diluted net income (loss) per share (1) . . . .         (0.14)    (0.27)     0.22     (0.54)     0.14


                                                                     AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                     2003         2002      2001      2000     1999
                                                 -------------  --------  --------  --------  -------
                                                                         (THOUSANDS)
CONSOLIDATED BALANCE SHEET:
Total assets. . . . . . . . . . . . . . . . . .  $     13,456   $14,036   $15,695   $10,506   $13,911
Long-term debt, less current portion. . . . . .           161       289         -        39        90
Stockholders' equity. . . . . . . . . . . . . .         3,857     5,437     7,437     3,875     8,634

--------------
(1)  See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Selected Financial Data section, our Consolidated Financial Statements and the information described in the Business - Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price section included elsewhere in this report.

DESCRIPTION OF THE COMPANY

     We provide enterprises with scalable data analysis solutions consisting of software and services designed to facilitate decision-making by revealing patterns, trends and relationships. We are a supplier of these software and services for the statistical analysis, data mining and knowledge access industry segments enabling customers to gain intelligence from numerical data and text.

     Our products include S-PLUS(R), StatServer(R), S-PLUS Analytic Server(R), Insightful Miner, and InFact(R) . Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

     We have been delivering data analysis solutions for 17 years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

     Headquartered in Seattle, Washington, we also have North American offices in New York and North Carolina. Our international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

BUSINESS OUTLOOK

     We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. Several converging trends point to a significant long-term potential for the data analysis software market. First, organizations currently collect far more data, in a variety of formats, than they actually analyze. Second, increasing amounts of additional information are being collected by organizations. Third, organizations are seeking to apply new and increasingly complex analytic techniques to their ever-increasing collection of data in order to gain significant improvements in the quality and efficacy of products built, marketed, and sold and to improvements in the efficiency of business processes. Overall, the confluence of these trends should result in significant long-term potential for data analysis software companies such as Insightful.

     Our product direction for the S-PLUS Product Family mirrors these data analysis industry trends. Our focus has been, and will continue to be, to build on S-PLUS' position as a leader for statistical model prototyping and data visualization used extensively by individual statisticians building statistical models. Our vision is to continually enhance the S-PLUS product family to provide a seamless environment where sophisticated business analytics can be developed on the desktop and then deployed to production on servers handling many gigabytes of data and deployed to hundreds and even thousands of users, without the need for expensive re-implementation. We will increasingly enable S-PLUS programmers and other IT professionals to use the S-PLUS product family to deploy analytic applications to mission critical production environments.

     Our direction also involves tailoring our solutions to meet the needs of certain market segments. Throughout our history, we have, to varying degrees, tailored our data analysis solutions to the needs of the following industries: securities and banking, life sciences, manufacturing, telecommunications, environmental, and defense/intelligence. Our largest efforts have focused on life sciences and financial services. We also serve the academic community, though our objective there is not to drive short-term increased revenues but rather seed for future commercial sales. Since we are seeing more of our customers explore and adopt open-source data analysis technologies, instead of purchasing commercial software products, our direction involves extending our products to provide increasing value add in the form of scaling to large amounts of data as well as tailored to specific vertical markets. We are focusing our resources on higher-value initiatives in the three industries that currently account for the majority of our revenues: life sciences, securities and banking for data analysis, and defense/intelligence.

     We will continue to invest in both our existing and new products, as well as in expanding our sales and marketing efforts. We anticipate that our growth will primarily be driven by software license revenues and that our professional services revenue will remain flat or even decline somewhat. Growth for our software license and maintenance revenues will be driven primarily by our high-end products, Insightful Miner, S-PLUS Server, and our vertical application modules such as S+Finmetrics and S+Array Analyzer.

REVIEW  OF  ACCOUNTING  PRACTICES

     On, March 31, 2004, we filed a Form 12b-25 notification of late filing with the Securities and Exchange Commission with respect to the filing of this annual report, and disclosed that during the audit process, management made our independent auditors aware of specific allegations made by a former employee who was terminated in the first quarter of 2002, and who filed a lawsuit for wrongful termination against us in December 2002. In an April 2003 deposition, the former employee alleged, among other things, that we improperly recognized services revenues in 2001 and 2002. While we had performed an internal review of the specific allegations made in the deposition in April and May of 2003, our independent auditors recommended further review of the projects identified in the deposition and recommended that management perform additional analysis to satisfy itself that the consolidated financial statements are fairly presented for the entire audit period. Accordingly, we delayed the filing of this annual report in order to allow time to complete an independent investigation of the projects identified in the deposition. The investigation efforts were directed by the audit committee of our board, and carried out by our outside law firm with our full cooperation. Based on the investigation, our audit committee has determined, with the advice of management, that our financial statements for the 2001 and 2002 years, and for the quarters included therein, present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     We have based our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, asset impairment, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

     Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed in Note 2 of the financial statements, in measuring revenues.

     We derive our revenues primarily from three sources: license revenues, which consist of software license fees, maintenance revenues, consisting of fees for maintenance and support, and professional services revenues, which are comprised of fees for consulting and training. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. These estimates are made based upon all of the information available to us at the time. Material differences may result in the amount and timing of our revenue for any given period if different judgments are made or different estimates are used.

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

  Bad  Debts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables. It is a significant estimate and is regularly evaluated taking into consideration past experience, current economic conditions, aging of the amounts, and the current credit-worthiness of each customer. Customer credit worthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

  Impairment  of  Goodwill  and  Other  Long  Lived  Assets

     At least annually we evaluate goodwill arising from acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and expected future operational performance of our acquired businesses. In 2002 we recorded an $800,000 impairment of goodwill and in 2003 we recorded an additional $462,000 impairment based upon our estimates of the discounted future cash flows of our acquired businesses. Future events could cause us to conclude that additional impairment indicators exist and that goodwill associated with our acquired business is impaired.

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

DISCONTINUED OPERATIONS

     On January 23, 2001, we sold the operations of our Engineering and Education Products Division, or EEPD, for cash proceeds of $7,000,000 resulting in a gain of $3,849,000 recorded in 2001, and a $427,000 gain recorded in 2002.

     Components of the net aggregate gain are included in the table below. As of December 31, 2001, other accrued liabilities included approximately $360,000 related to a contingency resulting from the disposition. The contingency was resolved favorably during 2002 reducing other accrued liabilities from $585,000 to $258,000 and income taxes from $140,000 to $40,000 resulting in a gain of $427,000.

     Cash proceeds . . . . . . . . . . . . . . . .  $ 7,000,000
     Net assets transferred. . . . . . . . . . . .   (1,002,000)
     Employee severance and termination benefits .     (853,000)
     Transaction costs . . . . . . . . . . . . . .     (571,000)
     Other accrued liabilities . . . . . . . . . .     (258,000)

     Taxes . . . . . . . . . . . . . . . . . . . .      (40,000)
                                                    ------------
          Income from discontinued operations. . .  $ 4,276,000
                                                    ============

     The 2001 loss from discontinued operations consist of EEPD's revenues of $74,000 offset by costs and expenses of $811,000 for the period through January 23, 2001, the date of disposition. The loss recorded in 2003 related to previously unidentified third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000. We believe that all significant contingencies relating to the discontinued operations have now been resolved.

ACQUISITIONS

     In July 2001, we completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provides us with expanded resources and expertise in the pharmaceutical and healthcare markets, while establishing an East Coast consulting office. The aggregate purchase price of $303,000 consisted of $150,000 cash, common stock valued at $99,000, a common stock warrant valued at $41,000 and direct transaction costs of $13,000. The value of the 34,530 shares of common stock issued was determined based on the average market price of our common stock over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model. We recorded an intangible asset for the value allocated to non-compete agreements of $44,000, which was amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $240,000 has been recorded as goodwill.

     In July 2001, we also completed the formation of a French subsidiary and acquired the data analysis operations of Sigma-Plus, our longtime distributor in France. The formation of a French subsidiary provided us with an expanded direct sales channel and local consulting expertise in both Paris and Toulouse. The aggregate purchase price of $255,000 consisted of $212,000 cash and direct transaction costs of $43,000. We recorded an intangible asset for the value allocated to non-compete agreements of $51,000, which were amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $203,000 was recorded as goodwill. In the fourth quarter of 2003, when we performed our annual impairment analysis, we determined that a loss from impairment of goodwill of $203,000 was indicated based on our updated assumptions for future cash flows. This analysis resulted in the write-down of all goodwill originally recorded in this transaction.

     In September 2001, we completed the acquisition of Predict AG (Predict). This acquisition provided us with a multi-lingual professional services team consisting of a multi-lingual team of business and technical experts in analytic CRM, business intelligence, data mining, data warehousing, predictive modeling, and statistical analysis. The organization has also formed the core team for our central European office, which focuses primarily on Switzerland and Germany. The aggregate consideration paid was $2,214,000 consisting of $1,466,000 cash, common stock valued at $691,000, and direct transaction costs of $57,000. The value of the 300,000 shares of common stock issued was determined based on the average market price of our common stock over a three-day period before and after the date of acquisition. We recorded intangible assets for the value allocated to non-compete agreements and customer relationships totaling $215,000, which were amortized on a straight-line basis over a two-year period, representing the expected life of the non-compete agreements that we acquired. We recorded $426,000 for the value allocated to deferred stock-based compensation in connection with restrictions on 185,010 shares of common stock otherwise issuable as part of the acquisition, which was being amortized over a three-year vesting period using a graded vesting approach. However, in the first quarter of 2003, our European General Manager resigned prior to the expiration of the restriction on his shares. Consequently, these shares were returned to us and related stock-based compensation expense recognized in previous periods was reversed resulting in a reduction in sales and marketing expense of $139,000 in 2003. As of December 31, 2003, all employees in receipt of restricted stock had terminated. The difference between the purchase price for Predict AG and the fair value of the assets acquired in the amount of $1,374,000 was recorded as goodwill.

     During 2002 the continued decline in the market for IT software and services prompted a re-assessment of all key assumptions underlying our goodwill valuation judgments, including those related to short and longer term growth rates. In the fourth quarter of 2002, using an October 1, 2002 measurement date, we performed our annual impairment analysis and determined that a loss from impairment of goodwill of $800,000 was required. This resulted primarily from a decline in the service revenues for our Swiss operations due to weak economic conditions, which caused the forecasted undiscounted cash flows to be less than the book value of Predict. In the fourth quarter of 2003, when we next performed our annual impairment analysis, we determined that an additional loss of $259,000 was indicated based on our updated assumptions for future cash flows, which reflected reduced growth rates based on our economic outlook for that region. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

     In  January  2002,  we  acquired  the  data  analysis  operations  of  GraS
Graphische Systeme GmbH, or GraS, our longtime distributor in Germany. The transaction provided us with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000. We recorded an intangible asset for the value allocated to customer relationships of $31,000, which was amortized on a straight-line basis over a two-year period, representing the expected life of the customer relationships that we acquired. The difference between the purchase price and the fair value of the assets acquired in the amount of $126,000 was recorded as goodwill. In July 2003, we combined our German operations with our Swiss subsidiary headquartered in Basel, Switzerland and closed the German office. At that time we evaluated the goodwill acquired in the acquisition of our German and Swiss businesses for impairment and determined that none had occurred.

     The remaining goodwill recorded in connection with these acquisitions is not subject to amortization, but is subject to periodic evaluation for impairment.

     The results of GraS, Predict, Waratah and Sigma Plus have been included in our operating results since their respective acquisition dates.

RESULTS  OF  OPERATIONS

     As  an  aid  to  understanding  our operating results, the table below indicates the percentage relationships of revenue and expense items included in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, and the percentage  changes  in  those  items  for  the  years  ended  December  31,  2003,  2002,  and  2001.

                                                                                                 PERCENTAGE CHANGE
                                                PERCENT OF TOTAL REVENUE            FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                                ------------------------               ENDED           ENDED           ENDED
                                                                        FISCAL     DEC. 31, 2003   DEC. 31, 2002   DEC. 31, 2001
                                        FISCAL            FISCAL      YEAR ENDED    COMPARED TO     COMPARED TO     COMPARED TO
                                      YEAR ENDED        YEAR ENDED     DEC. 31,      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                     DEC. 31, 2003    DEC. 31, 2002      2001      DEC. 31, 2002   DEC. 31, 2001   DEC. 31, 2000
                                   -----------------  --------------  -----------  --------------  --------------  --------------
Revenues:
  Software licenses . . . . . . .              44.4%           37.5%        38.8%           24.3%           (8.9)%          (0.9)%
  Software maintenance. . . . . .              38.6            36.3         29.5            11.5            15.9            19.1
  Professional services and
    other . . . . . . . . . . . .              17.0            26.2         31.7           (31.6)          (22.5)           34.4
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Total revenues. . . . . . .             100.0           100.0        100.0             5.0            (5.9)           14.3
Cost of revenues:
  Software related. . . . . . . .              11.3            11.1         13.2             6.1           (20.5)            3.8
  Professional services and
    other . . . . . . . . . . . .              14.8            21.6         22.3           (27.9)           (9.2)           56.4
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Total cost of revenues                   26.1            32.7         35.5           (16.3)          (13.4)           37.4
      Gross profit. . . . . . . .              73.9            67.3         64.5            15.4            (1.9)            4.6
Operating expenses:
  Sales and marketing . . . . . .              40.2            42.7         33.0            (1.2)           21.6            20.2
  Research and development. . . .              37.6            48.3         43.5           (18.3)            4.5             8.4
  Less-Funded research. . . . . .             (25.0)          (28.5)       (27.7)           (7.9)           (3.2)            3.2
                                   -----------------  --------------  -----------  --------------  --------------  --------------
  Research and development,
    Net . . . . . . . . . . . . .              12.6            19.8         15.8           (33.4)           18.1            18.9
  General and administrative. . .              20.6            18.7         17.6            15.8               -            27.5
  Amortization of goodwill
    and other intangibles . . . .               1.2             1.3          0.6               -            98.1            52.9
  Loss from impairment of
    goodwill. . . . . . . . . . .               2.7             4.9            -           (42.2)          100.0               -
  Restructuring-related charges                 5.3             3.0          2.6            81.8            10.1           100.0
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Total operating
        expenses. . . . . . . . .              82.6            90.4         69.6            (4.1)           22.3            26.7
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Loss from operations                     (8.7)          (23.2)        (5.1)           60.6          (324.1)         (176.9)
Interest income, net. . . . . . .               1.0             0.6          1.8            76.8           (69.8)           51.0
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Loss before income
        taxes . . . . . . . . . .              (7.7)          (22.6)        (3.3)           64.1          (536.2)         (142.4)
Income tax provision. . . . . . .              (0.6)           (1.2)         0.7          (152.7)         (274.8)           71.6
                                   -----------------  --------------  -----------  --------------  --------------  --------------
      Loss from continuing
        operations                             (8.3)          (21.4)        (4.0)           59.1          (402.6)         (153.4)
                                   -----------------  --------------  -----------  --------------  --------------  --------------
Discontinued operations:
  Loss from discontinued
    operations, net of applicable
    income taxes. . . . . . . . .              (0.8)              -         (4.2)         (100.0)            100           (89.9)
  Gain on disposal of
    discontinued operations, net
    of tax. . . . . . . . . . . .                 -             2.6         22.1               -           (88.9)          100.0
                                                      --------------  -----------                  --------------  --------------
      Net income or loss. . . . .              (9.1)%         (18.8)%       13.9%           48.9%         (227.6)%         140.2%
                                   =================  ==============  ===========  ==============  ==============  ==============

REVENUES

     Total revenues consist of software license, software maintenance, and professional services revenues. Total revenues decreased from $17,426,000 in 2001 to $16,394,000 in 2002, a decrease of 6%, and increased to $17,217,000 in
2003,  an  increase  of  5%  from  2002.

     Software license revenues, consisting of software licenses and subscriptions, accounted for 39% of total revenues in 2001, 38% in 2002 and 44% in 2003. Software license revenues decreased from $6,753,000 in 2001 to $6,151,000 in 2002, a decrease of 9%, and increased to $7,645,000 in 2003, an increase of 24%. The 2002 decrease was primarily due to dampened demand caused by the economic slowdown, which adversely affected corporate spending on information technology in many of the industries we serve. The 2003 increase was primarily due to increased European license revenues, primarily as a result of positive fluctuations in foreign exchange rates, and an increase in revenues from InFact, for which we first recognized revenue in the fourth quarter of 2002.

     Software maintenance revenues accounted for 29% of total revenues in 2001, 36% in 2002 and 39% in 2003. Software maintenance revenues increased from $5,139,000 in 2001 to $5,955,000 in 2002, an increase of 16%, and to $6,641,000 in 2003, an increase of 12%. These increases were due to an increase in our installed base and ongoing maintenance renewals.

     Professional services revenues generated from consulting and training activities decreased from $5,534,000 in 2001 to $4,288,000 in 2002, a decrease of 23%, and to 2,931,000 in 2003, a decrease of 32% from 2002. In 2002 the revenue decrease in professional services was primarily due to generally weak economic conditions, resulting in fewer available projects at which time we reduced our consulting headcount, particularly in our Swiss office. In 2003 the revenue decrease was primarily due to fewer consulting projects in Switzerland and North America and we further reduced our consulting headcount. We expect professional services revenues to continue to decrease in 2004 as we focus on aligning our services with software license sale opportunities.

     Revenues from international operations, which include Europe and Asia Pacific, increased from $3,963,000 in 2001 to $5,169,000 in 2002, an increase of 30%, to $5,488,000 in 2003, an increase of 6%. The 2002 increase resulted from our international expansion through acquisition, resulting in the formation of a French subsidiary in July 2001, a Swiss subsidiary in September 2001 and a German subsidiary in January 2002. The purpose of the company's aggressive expansion in Europe was to enhance growth and reduce our exposure to the North American economy. The 2003 increase was primarily the result of increased software license revenue partially offset by lower professional service revenues, particularly in Switzerland. Most of the increase in revenues from international operations was attributable to positive fluctuations in foreign exchange rates.

     We expect our license and maintenance revenues to grow in 2004, subject to the successful launch of new products and continued worldwide economic recovery, as we continue to increase our sales and marketing resources.

COST  OF  REVENUES

     Total cost of revenues decreased from $6,192,000 in 2001 to $5,365,000 in 2002, a decrease of 13%, and decreased to $4,490,000 in 2003, a decrease of 16% from 2002. The 2002 and 2003 decrease in total cost of revenues was primarily due to decreases in professional service costs offset somewhat in 2003 by an increase in the cost of software-related revenue.

     The cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and costs of maintenance, decreased as a percentage of total software-related revenues from 19% in 2001, to 15% in 2002, and to 14% in 2003. The 2002 decrease was primarily due to decreased sales of products with royalty costs while the 2003 decrease was primarily due to revenue growth exceeding the growth in costs of software licenses. Until January 2004, we were a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under the license, we had the right to use, sublicense and support the "S" language in exchange for royalties, which are included in the cost of software licenses. In January 2004 we acquired the copyrights to the software code underlying the "S" Programming language for $2.0 million resulting in a cessation of future royalty payments to Lucent Technologies.

We expect that the cost of software-related revenue will decrease primarily as the result of a decrease in royalty costs due to the January 2004 Lucent Technologies agreement, offset somewhat by the amortization cost of the copyright intangible asset which is being amortized over a three year period.

     The cost of professional services consists primarily of salaries, and other operating costs of employees who provide consulting services and product training. The cost of professional services as a percentage of professional services revenues increased from 70% in 2001, to 82% in 2002 and to 87% in 2003. The 2002 and 2003 increases were primarily due to decreases in professional services revenue partially offset by the reduction of professional services expenses, which lagged the related revenue decrease. We expect the cost of professional services to fluctuate with changes in service revenues and for our services margin to gradually improve as utilization of existing resources grow. We expect that the reductions in professional services personnel that we implemented during our restructuring in mid-2003 will help us improve our service margins.

OPERATING  EXPENSES

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing increased from $5,759,000 in 2001 to $7,002,000 in 2002, an increase of 22% from 2001, and to
$6,919,000 in 2003, a decrease of 1%. As a percentage of total revenues, sales and marketing expenses increased from 33% in 2001 to 43% in 2002 and decreased to 40% in 2003. The increase in 2002 over 2001 was primarily due to the addition of our French, Swiss and German subsidiaries. The decrease in 2003 was primarily due to the closing of our German office in July 2003 and reduction in workforce in our Swiss office. In 2004, we expect sales and marketing expenses to increase as we allocate more resources to that area, but to remain flat as a percentage of total revenues.

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. Net research and development expenses increased from $2,747,000 in 2001 to $3,244,000 in 2002, an 18% increase, and decreased to $2,162,000 in 2003, a decrease of 33%. Net research and development increased as a percentage of total revenues from 16% in 2001 to 20% in 2002, and decreased to 13% in 2003. Gross research and development expenses increased from $7,574,000 in 2001 to $7,918,000 in 2002, a 5% increase, and decreased 18% to $6,469,000 in 2003. In 2002 the increase research and development costs was primarily due to an increased investment in new product offerings, such as Insightful Miner and InFact, and to a decrease in funded research. In 2003, the decrease was primarily attributable to workforce reductions implemented in July 2002 and July 2003. Funded research, which consists primarily of government grants for research projects, decreased from $4,827,000 in 2001 to $4,674,000 in 2002, a decrease of 3%, and decreased to
$4,307,000 in 2003, a decrease of 8%. The change in funded research is attributable to the number of awarded contracts as well as to a more focused approach of aligning research funding with our core products. We expect our net research and development expenses to increase due to both a reduction in funded research as well as through additional hiring of development personnel.

     General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities. General and administrative expenses increased from $3,063,000 in 2001 to $3,074,000 in 2002, an increase of less than 1%, and increased to $3,559,000 in 2003, an increase of 16%. As a percentage of total revenues, general and administrative expenses increased from 18% in 2001 to 19% in 2002 and to 21% in 2003. The 2003 increase was attributable to continuing increases in insurance, legal, compliance and audit expenses. We expect future increases in general and administrative expenses relating to continuing increases in legal, compliance and audit expenses.

     In late 2003 we uncovered a theft by an employee and launched an internal investigation to determine the extent of the loss. As a result of our investigation, we determined that the theft had occurred over a period of several years. We ultimately concluded that while there was no material impact on earnings in any period, approximately $100,000 of expense in each of 2003 and 2002 needed to be reclassified to general and administrative expense from several other cost and expense categories. As part of our internal controls review, we have implemented controls to reduce the risk of this type of incident reoccurring.

     Amortization of stock-based compensation expense consists of amounts related to common stock issued in acquisitions, which were subject to cancellation in the event of employee termination. Amortization of deferred stock-based compensation was $44,000 in 2001, $220,000 in 2002 and $34,000 in 2003. In addition, in 2003, our European General Manager resigned prior to the expiration of the restriction on his shares. Consequently, in 2003 these shares were returned to us and related stock-based compensation expense recognized in previous periods was reversed resulting in a reversal of previously recognized deferred stock-based compensation expense of $139,000 and a reduction of deferred stock-based compensation of $128,000. In 2001, stock-based compensation expense was included in the functional operating expense categories as follows:
$28,000 for sales and marketing, $9,000 for cost of professional services revenues, and $7,000 for research and development. In 2002, stock-based compensation expense of $111,000 was included in sales and marketing, $79,000 in cost of professional services revenues, and $30,000 in research and development. In 2003, the net stock-based compensation expense credit of $105,000 was included in sales and marketing. The credit is the result of $139,000 in deferred stock compensation expense previously recognized being reversed due to the return of restricted shares issued in the acquisition of Predict AG, offset by deferred stock compensation expense of $34,000.

     In 2002, we recorded a loss from impairment of $800,000 resulting from a write-down of the carrying value of goodwill for Predict AG as computed under FAS 142. In 2003 we recorded an additional loss from impairment of $462,000 consisting of a $259,000 write-down of the carrying value of goodwill for Predict AG and a $203,000 write-down of the carrying value of goodwill for Sigma Plus. The 2002 impairment was due to the continued decline in the market for IT software and services from the September 2001 date of acquisition of Predict and to our July 2002 restructuring, which resulted in the termination of nearly 50% of the headcount in our Swiss office. The 2003 impairment was the result of a decrease in the discounted future cash flows from our French and Swiss subsidiaries as computed under FAS 142 caused by a reduction in our revenue growth expectations based on our economic outlook for that region.

RESTRUCTURING-RELATED  CHARGES

     In November 2001, July 2002 and July 2003 we implemented workforce reductions in order to better align our costs with our revenues. The 2001 restructuring expense totaled $455,000 and resulted from the reduction of approximately 24 employees, or 13% of our employee base at the time. All of the restructuring charge related our Domestic Data Analysis segment. As of December 31, 2003, all severance and termination benefits related to this workforce reduction were paid.

     The 2002 restructuring expense totaled $501,000 and resulted from a workforce reduction of 31 employees, or 18% of our employee base at the time. Of the $501,000 restructuring charge, $170,000 related to our International Data Analysis segment and the remaining $331,000 was attributable to our Domestic Data Analysis segment. All of the 2002 restructuring charges related to employee severance and termination benefits. As of December 31, 2002, $418,000 of the severance and termination benefits had been paid and $83,000 remained accrued on that date, with the remaining benefits paid in January 2003.

     The 2003 restructuring expense totaled $911,000 and included a workforce reduction of 23 employees, or 18% of our employee base at the time. Of the $911,000 restructuring charge, $288,000 related to our International Data Analysis segment and the remaining $623,000 was attributable to our Domestic Data Analysis segment. As part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The 2003 restructuring charges, including charges associated with the resignation of Shawn Javid, consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of December 31, 2003 $321,000 in termination benefits remained to be paid, of which $257,000 will be paid in 2004 and the remaining $64,000 in 2005.

INTEREST  INCOME  AND  EXPENSE

     Interest and other income decreased from $341,000 in 2001 to $128,000 in 2002, and increased to $189,000 in 2003. The decrease in 2002 was due to a decrease in prevailing interest rates. The increase in 2003 was primarily attributable to an exchange gain of $136,000 related to foreign currency transactions.

     Interest expense increased from $27,000 in 2001 to $33,000 in 2002, and decreased to $21,000 in 2003. The higher expense in 2002 was due to borrowings of $450, 000 under an equipment term loan with Silicon Valley Bank. The decrease in 2003 was due to the $128,000 principal pay down of the equipment loan.

INCOME  TAXES

     As of December 31, 2003, the Company had net operating loss carryforwards of approximately $22,464,000 and research and development and other tax credit carryforwards of approximately $2,210,000. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.

     Income tax expense of $115,000 in 2001 reflects the provision for foreign income taxes associated with our international operations. The income tax benefit in 2002 of $201,000 primarily relates to a reversal of income taxes payable and a tax refund on completion of a tax audit at one of our international operations. Income tax expense of $106,000 in 2003 reflects provision for foreign income taxes associated with our international operations.

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

     In 2001 EEPD's operating loss totaled $737,000, representing revenues earned of $74,000 offset by costs and expenses of $811,000 for the 23-day period ending January 23, 2001. During 2003 we recorded a loss from discontinued operations of $137,000 related to previously unidentified potential third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000.

NET  OPERATING  RESULTS

     Net loss from continuing operations in 2001 was $698,000 compared to a net loss from continuing operations of $3,508,000 in 2002 and $1,436,000 in 2003. The 2001 loss from continuing operations resulted from slower than expected revenue growth in the second half of the year due to a slowing economy, a change in the revenue mix to a higher proportion of services revenues with lower gross profit, and to acquisition related amortization and deferred compensation charges. We incurred a loss from continuing operations of $1,338,000 in the fourth quarter of 2001. This loss was also the result of higher operating expenses in 2001, including a $455,000 restructuring charge related to employee severance and termination benefits, the operating costs associated with the three acquisitions completed in the third quarter of 2001, and amortization and deferred compensation charges related to our acquisition of Predict AG in Switzerland. The 2002 loss from continuing operations resulted from lower total revenues, higher sales and marketing costs resulting from international expansion, higher net research and development expense resulting from an increase in our product line, the $800,000 loss from impairment of goodwill related to our Swiss subsidiary, and the $501,000 restructuring charge. We incurred a loss from continuing operations of $1,127,000 in the fourth quarter of 2002 as compared to a $1,338,000 loss in the prior year comparable quarter. The fourth quarter 2002 loss included a loss from impairment of goodwill charge of $800,000 and a $297,000 increase in expense, offset in part by a $508,000 improvement in gross profit due to a higher mix of software revenues as compared to services. The 2003 loss from continuing operations primarily resulted from the $911,000 restructuring charge and $462,000 loss from impairment of goodwill. The fourth quarter of 2003 resulted in income from continuing operations of $209,000. This income was the result of higher revenues than in previous quarters coupled with expense saving measures taken earlier in the year offset somewhat by the impairment of goodwill charge of $462,000.

     Net income in 2001 was $2,414,000 compared to a net loss of $3,081,000 in 2002 and a net loss of $1,573,000 in 2003. The 2001 net income reflected our loss from continuing operations offset by the net gain on the sale of EEPD and the EEPD operating loss. The 2002 net loss reflected our net loss from continuing operations offset slightly by the remaining gain on the sale of EEPD. The 2003 net loss reflected our loss from continuing operations and loss from discontinued operations of $137,000 related to EEPD.

CONTINGENCIES

     On December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, a judge for the Superior Court for King County, Washington granted summary judgment in our favor and dismissed. Mr. Alayian has appealed the decision. . An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a material effect on our operating position, results of operations, and cash flows.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash and cash equivalents increased to $7,139,000 at the end of 2003 from $6,819,000 at the end of 2002 and $6,278,000 at December 31, 2001. We generated $815,000 in cash from operations in 2003 compared to $768,000 in 2002 and $198,000 in 2001. Operating cash inflows in 2003 and 2002 were primarily the result of losses from continuing operations adjusted for non-cash depreciation, amortization and goodwill impairment, and benefiting from a decrease in receivables in 2002 and an increase in deferred revenue in both years.

     Investing activities resulted in the net use of $256,000 in 2003, $1,285,000 in 2002 and $3,303,000 in 2001. In 2003 and 2002 investing activities resulted primarily from the purchases of capital equipment. In 2001 investing activities consisted primarily of capital expenditures of $1,400,000 related to continuing operations and $1,744,000 for acquisitions.

     Financing activities used cash of $39,000 in 2003 and provided cash inflows $1,197,000 in 2002 and $542,000 in 2001. In 2001 financing activities cash inflows resulted primarily from proceeds from the exercise of stock options and stock issued through the employee stock purchase plan, offset in part by payments made on debt. In 2002 financing cash inflows included $450,000 from equipment financings. $380,000 from subscription receivable from a director and $451,000 from proceeds via the exercise of stock options and stock issued through the employee stock purchase plan. In 2003, payments made on equipment financings exceeded the proceeds from the exercise of stock options and stock issued through the employee stock purchase plan.

     In March 2003, we renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, which expired in March 2004. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable (advances against U.S. Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.0% as of December 31, 2003, plus 1%. At December
31, 2003, no amounts had been borrowed and $1,445,000 was available for future borrowings under the line of credit facility.

     In March 2003, we also renewed an equipment term loan and security agreement with SVB which expired in March 2004., This facility allows us to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $290,000 at December 31, 2003. These term loan advances bear interest at the prime rate, which was 4.0% as of December 31, 2003, plus 1%. Advances are repaid over a 36-month period. At
December 31, 2003, $375,000 was available under this facility for future equipment borrowings.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited from paying dividends. We were in compliance with these covenants as of December 31, 2003. These credit facilities may be utilized to finance future capital investments, including technology necessary to support our new product lines. These credit facilities expand our liquid resources and ability to maintain an adequate balance of cash-on-hand. Advances taken on the equipment term loan totaled $450,000 in 2002 and none in 2003. There were no advances outstanding under the line of credit at December 31, 2003.

     In 2001 net cash proceeds from the sale of EEPD amounted to $5,084,000, including proceeds on the sale of $7,000,000 offset by $1,916,000 in employee severance and termination benefits, professional fees and vendor commitments. In 2002 cash outflows for discontinued operations relating to employee severance and termination benefits amounted to $169,000. In 2003 cash outflows for discontinued operations relating to contractual commitments of EEPD amounted to $137,000.

     At December 31, 2003, our principal unused sources of liquidity consisted of cash and cash equivalents of $7,139,000 and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The  following  are  our contractual commitments (as of December 31, 2003):

                                    YEAR ENDING DECEMBER 31,
                                    ------------------------
                          2004      2005       2006      2007     2008    THEREAFTER     TOTAL
                        --------  ---------  --------  --------  -------  -----------  ----------
Commitments:
  Equipment financings  $129,000  $ 129,000  $ 32,000  $      -  $     -  $         -  $  290,000
  Operating leases       773,000    167,000   130,000   110,000   47,000       63,000   1,290,000
                        --------  ---------  --------  --------  -------  -----------  ----------
    Total commitments   $902,000  $ 296,000  $162,000  $110,000  $47,000  $    63,000  $1,580,000
                        ========  =========  ========  ========  =======  ===========  ==========

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the company's financial position, results of operations or cash flows.

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We operate in the United Kingdom, Germany, France and Switzerland and incur expenses and generate billings denominated in those local currencies. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the short-term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure.

     Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

                             INSIGHTFUL CORPORATION AND SUBSIDIARIES

                      FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002
                                 TOGETHER WITH AUDITORS' REPORT

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  PAGE
------                                                                                      ----
Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . . . . . . . . .    29

Consolidated Balance Sheets as of December 31, 2003 and 2002 . . . . . . . . . . . . . . .    30

Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001    31

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .    32

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . .    33

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .    34

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To  The  Board  of  Directors  and  Stockholders
Insightful  Corporation:

     We have audited the accompanying consolidated balance sheets of Insightful Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                              /S/ ERNST AND YOUNG LLP

Seattle, Washington
February 24, 2004
except for the second paragraph of Note 12, as to which the date is March 27, 2004

                                      INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                               2003         2002
                                                                                          --------------  ---------
                                                      ASSETS
                                                      ------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       7,139   $  6,819
  Trade accounts receivable, less reserves of $333 and $305 at
    December 31, 2003 and 2002, respectively. . . . . . . . . . . . . . . . . . . . . .           3,210      2,346
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             726        955
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             130        102
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             292        204
                                                                                          --------------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,497     10,426
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             984      2,055
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             800      1,230
Other intangibles, net of accumulated amortization of $481 and $267 at
  December 31, 2003 and 2002, respectively. . . . . . . . . . . . . . . . . . . . . . .             122        276
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53         49
                                                                                          --------------  ---------
                                                                                          $      13,456   $ 14,036
                                                                                          ==============  =========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .   $         129   $    129
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             914      1,030
  Accrued payroll and payroll-related items . . . . . . . . . . . . . . . . . . . . . .           1,372      1,135
  Accrued expenses and other current liabilities. . . . . . . . . . . . . . . . . . . .           1,390      1,236
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,633      4,780
                                                                                          --------------  ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,438      8,310
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . .             161        289

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value-
    Authorized-1,000,000 shares
    Issued and outstanding-none . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          -
  Common stock, $0.01 par value-
    Authorized-20,000,000 shares
    Issued and outstanding-11,474,444 and 11,518,277 shares at
    December 31, 2003 and 2002, respectively. . . . . . . . . . . . . . . . . . . . . .             115        115
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,319     34,316
  Deferred stock-based compensation . . . . . . . . . . . . . . . . . . . . . . . . . .               -       (162)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (30,454)   (28,881)
  Cumulative translation gain (loss). . . . . . . . . . . . . . . . . . . . . . . . . .            (123)        49
                                                                                          --------------  ---------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,857      5,437
                                                                                          --------------  ---------
                                                                                          $      13,456   $ 14,036
                                                                                          ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                        INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            2003      2002      2001
                                                                                          --------  --------  --------
Revenues:
  Software licenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 7,645   $ 6,151   $ 6,753
  Software maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,641     5,955     5,139
  Professional services and other . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,931     4,288     5,534
                                                                                          --------  --------  --------
    Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,217    16,394    17,426
                                                                                          --------  --------  --------
Cost of revenues:
  Software related. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,944     1,832     2,303
  Professional services and other . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,546     3,533     3,889
                                                                                          --------  --------  --------
    Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,490     5,365     6,192
                                                                                          --------  --------  --------
    Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,727    11,029    11,234
                                                                                          --------  --------  --------
Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,919     7,002     5,759
  Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,469     7,918     7,574
  Less-Funded research. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,307)   (4,674)   (4,827)
                                                                                          --------  --------  --------
    Research and development, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,162     3,244     2,747
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,559     3,074     3,063
  Amortization of goodwill (2001) and other intangibles . . . . . . . . . . . . . . . .       212       212       107
  Loss from impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .       462       800         -
  Restructuring-related charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .       911       501       455
                                                                                          --------  --------  --------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,225    14,833    12,131
                                                                                          --------  --------  --------
    Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,498)   (3,804)     (897)
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       189       128       341
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21)      (33)      (27)
                                                                                          --------  --------  --------
  Loss before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,330)   (3,709)     (583)
Income tax provision (benefit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       106      (201)      115
                                                                                          --------  --------  --------
  Loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,436)   (3,508)     (698)
Discontinued operations:
  Loss from discontinued operations, net of tax . . . . . . . . . . . . . . . . . . . .      (137)        -      (737)
  Gain on disposal of discontinued operations, net of tax . . . . . . . . . . . . . . .         -       427     3,849
                                                                                          --------  --------  --------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,573)  $(3,081)  $ 2,414
                                                                                          ========  ========  ========
Basic and diluted loss per share-continuing operations. . . . . . . . . . . . . . . . .   $ (0.13)  $ (0.31)  $ (0.06)
                                                                                          ========  ========  ========
Basic and diluted net income (loss) per share-discontinued operations . . . . . . . . .   $ (0.01)  $  0.04   $  0.29
                                                                                          ========  ========  ========
Basic and diluted net income (loss) per share . . . . . . . . . . . . . . . . . . . . .   $ (0.14)  $ (0.27)  $  0.22
                                                                                          ========  ========  ========
Weighted-average number of common shares outstanding. . . . . . . . . . . . . . . . . .    11,404    11,287    10,858
                                                                                          ========  ========  ========
Weighted-average number common shares outstanding assuming dilution . . . . . . . . . .    11,404    11,287    10,858
                                                                                          ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (IN THOUSANDS)

                                                        NUMBER    $0.01    ADDITIONAL      STOCK-
                                                          OF      PAR-      PAID-IN         BASED        ACCUMULATED
                                                        SHARES    VALUE     CAPITAL      COMPENSATION      DEFICIT
                                                       --------  -------  ------------  --------------  -------------
Balance, January 1, 2001 . . . . . . . . . . . . . . .  10,696      107        32,525               -        (28,214)
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .     296        3           514               -              -

Collection of subscription receivable. . . . . . . . .       -        -             -               -              -
  Issuance of common stock in connection
    with Predict acquisition and deferred stock-based
    compensation . . . . . . . . . . . . . . . . . . .     300        3           688            (426)             -
  Issuance of common stock and warrants
    in connection with Waratah acquisition . . . . . .      34        -           140                              -
  Amortization of stock-based compensation . . . . . .       -        -             -              44              -
  Net income . . . . . . . . . . . . . . . . . . . . .       -        -             -               -          2,414
  Translation adjustment . . . . . . . . . . . . . . .       -        -             -               -              -

  Comprehensive income . . . . . . . . . . . . . . . .       -        -             -               -              -
                                                       --------  -------  ------------  --------------  -------------

Balance, December 31, 2001 . . . . . . . . . . . . . .  11,326      113        33,867            (382)       (25,800)
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .     192        2           449               -              -
  Collection of subscription receivable. . . . . . . .       -        -             -               -              -
  Amortization of stock-based compensation . . . . . .       -        -             -             220              -
  Net loss . . . . . . . . . . . . . . . . . . . . . .       -        -             -               -         (3,081)
  Translation adjustment . . . . . . . . . . . . . . .       -        -             -               -              -

  Comprehensive loss . . . . . . . . . . . . . . . . .       -        -             -               -              -
                                                       --------  -------  ------------  --------------  -------------

Balance, December 31, 2002 . . . . . . . . . . . . . . $11,518   $  115   $    34,316   $        (162)  $    (28,881)
  Amortization of stock-based compensation . . . . . .       -        -             -              34              -
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .      72        1            88               -              -
  Stock-based compensation related to modification
    of Stock option grant. . . . . . . . . . . . . . .       -        -           181               -              -
  Cancellation of Predict acquisition related
    common stock and deferred compensation . . . . . .    (116)      (1)         (266)            128              -
  Net loss . . . . . . . . . . . . . . . . . . . . . .       -        -             -               -         (1,573)
  Translation adjustment . . . . . . . . . . . . . . .       -        -             -               -              -

  Comprehensive loss . . . . . . . . . . . . . . . . .       -        -             -               -              -
                                                       --------  -------  ------------  --------------  -------------

Balance, December 31, 2003 . . . . . . . . . . . . . . $11,474   $  115   $    34,319   $           -   $    (30,454)
                                                       ========  =======  ============  ==============  =============


                                                                                                  COMPRE-
                                                                          TRANS-       STOCK-     HENSIVE
                                                        SUBSCRIPTION      LATION      HOLDERS'    INCOME
                                                         RECEIVABLE     ADJUSTMENT     EQUITY     (LOSS)
                                                       --------------  ------------  ----------  ---------
Balance, January 1, 2001 . . . . . . . . . . . . . . .          (550)            7       3,875          -
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .             -             -         517          -

Collection of subscription receivable. . . . . . . . .           170             -         170          -
  Issuance of common stock in connection
    with Predict acquisition and deferred stock-based
    compensation . . . . . . . . . . . . . . . . . . .             -             -         265          -
  Issuance of common stock and warrants
    in connection with Waratah acquisition . . . . . .             -             -         140          -
  Amortization of stock-based compensation . . . . . .             -             -          44
  Net income . . . . . . . . . . . . . . . . . . . . .             -             -       2,414      2,414
  Translation adjustment . . . . . . . . . . . . . . .             -            12          12         12
                                                                                                 ---------
  Comprehensive income . . . . . . . . . . . . . . . .             -             -           -   $  2,426
                                                       --------------  ------------  ----------  =========

Balance, December 31, 2001 . . . . . . . . . . . . . .          (380)           19       7,437          -
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .             -             -         451          -
  Collection of subscription receivable. . . . . . . .           380             -         380          -
  Amortization of stock-based compensation . . . . . .             -             -         220
  Net loss . . . . . . . . . . . . . . . . . . . . . .             -             -      (3,081)    (3,081)
  Translation adjustment . . . . . . . . . . . . . . .             -            30          30         30
                                                                                                 ---------
  Comprehensive loss . . . . . . . . . . . . . . . . .             -             -           -   $ (3,051)
                                                       --------------  ------------  ----------  =========

Balance, December 31, 2002 . . . . . . . . . . . . . . $           -   $        49   $   5,437          -
  Amortization of stock-based compensation . . . . . .             -             -          34          -
  Exercise of stock options and Employee
    Stock Purchase Plan. . . . . . . . . . . . . . . .             -             -          89          -
  Stock-based compensation related to modification
    of Stock option grant. . . . . . . . . . . . . . .             -             -         181          -
  Cancellation of Predict acquisition related
    common stock and deferred compensation . . . . . .             -             -        (139)         -
  Net loss . . . . . . . . . . . . . . . . . . . . . .             -             -      (1,573)    (1,573)
  Translation adjustment . . . . . . . . . . . . . . .             -          (172)       (172)      (172)
                                                                                                 ---------
  Comprehensive loss . . . . . . . . . . . . . . . . .             -             -           -   $ (1,745)
                                                       --------------  ------------  ----------  =========

Balance, December 31, 2003 . . . . . . . . . . . . . . $           -   $      (123)  $   3,857          -
                                                       ==============  ============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                   INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                                  2003      2002      2001
                                                                                --------  --------  --------
Operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(1,573)  $(3,081)  $ 2,414
  Less-Income (loss) from discontinued operations . . . . . . . . . . . . . . .    (137)      427     3,111
                                                                                --------  --------  --------
        Loss from continuing operations           . . . . . . . . . . . . . . .  (1,436)   (3,508)     (697)
  Adjustments to reconcile loss from continuing
   operations to net cash provided by operating activities-
    Depreciation, and amortization charges. . . . . . . . . . . . . . . . . . .   1,336     1,289       754
    Amortization (reversal) of stock-based compensation . . . . . . . . . . . .    (105)      220        44
    Non-cash compensation charge. . . . . . . . . . . . . . . . . . . . . . . .     181         -         -
    Other non-cash charges. . . . . . . . . . . . . . . . . . . . . . . . . . .      12         -         -
    Goodwill impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . .     462       800         -
    Loss on disposition of assets . . . . . . . . . . . . . . . . . . . . . . .     165         -         -
    Changes in current assets and liabilities:
      Trade and other receivables . . . . . . . . . . . . . . . . . . . . . . .    (506)    1,391      (540)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (27)      (31)        -
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (79)       49       (72)
      Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . .       -        52       (48)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (110)     (345)      115
      Accrued expenses, payroll and other current liabilities . . . . . . . . .     257       (59)     (169)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     665       962       763
                                                                                --------  --------  --------
        Net cash provided by operating activities . . . . . . . . . . . . . . .     815       820       150
                                                                                --------  --------  --------
Investing activities:
  Purchases of property and equipment                                              (197)   (1,069)   (1,400)


  Capitalized patent costs. . . . . . . . . . . . . . . . . . . . . . . . . . .     (59)      (92)     (111)
  Acquisitions, net of cash acquired. . . . . . . . . . . . . . . . . . . . . .       -      (176)   (1,744)
                                                                                --------  --------  --------
        Net cash used in investing activities . . . . . . . . . . . . . . . . .    (256)   (1,337)   (3,255)
                                                                                --------  --------  --------
Financing activities:
  Payments on debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (128)      (84)     (145)
  Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -       450         -
  Cash received on subscription receivable from director                              -       380       170
    Proceeds from exercise of stock options and employee stock purchase plan. .      89       451       517
                                                                                --------  --------  --------
        Net cash provided by (used in) financing activities . . . . . . . . . .     (39)    1,197       542
                                                                                --------  --------  --------
Effect of exchange rate changes on cash and cash equivalents. . . . . . . . . .     (63)       30        12
                                                                                --------  --------  --------
Net cash (used in) provided by continuing operations. . . . . . . . . . . . . .     457       710    (2,551)
                                                                                --------  --------  --------
Net cash provided by (used in) discontinued operations. . . . . . . . . . . . .    (137)     (169)    5,084
                                                                                --------  --------  --------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .     320       541     2,533
                                                                                --------  --------  --------
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . .   6,819     6,278     3,745
                                                                                --------  --------  --------
Cash and cash equivalents, end of year. . . . . . . . . . . . . . . . . . . . . $ 7,139   $ 6,819   $ 6,278
                                                                                ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for-
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    21   $    30   $    12
                                                                                ========  ========  ========
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    82   $     9   $    65
                                                                                ========  ========  ========
Supplemental disclosure of noncash investing and financing activities:
    Issuance of common stock and warrants in connection with acquisitions and
     deferred stock-based compensation. . . . . . . . . . . . . . . . . . . . . $     -   $     -   $   832
                                                                                ========  ========  ========

          The accompanying notes are an integral part of these consolidated financial statements.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

(1)  DESCRIPTION  OF  BUSINESS

CONTINUING  OPERATIONS

     Insightful Corporation and subsidiaries, or Insightful, provides enterprises with scalable data analysis solutions consisting of software and services that facilitate decision-making by revealing patterns, trends and relationships. The company is a supplier of these software and services for statistical data mining, business analytics, knowledge management, and information retrieval enabling clients to gain intelligence from numerical data, text and images

     Our products include S-PLUS , StatServer , S-PLUS Analytic Server ,,Insightful Miner, and InFact . Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

     We have been delivering data analysis solutions for 17 years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, we also have North American offices in New York City and North Carolina. Our international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.



  DISCONTINUED  OPERATIONS

     In January 2001, we closed the sale of our Engineering and Education Products Division (EEPD) to a third party for cash proceeds of $7,000,000 resulting in gains of $3,849,000 recorded in 2001 and $427,000 recorded in 2002. The gain on disposal of discontinued operations recorded in 2002 resulted from the favorable resolution of certain contingencies relating to the transaction during the second and third quarters of 2002.

     The results of EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

     The 2001 loss from discontinued operations consists of EEPD's revenue of $74,000 offset by costs and expenses of $811,000 for the period through January 23, 2001, the date of disposition. The loss of $137,000 recorded in 2003 related to previously unidentified potential third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000. We believe that all significant contingencies relating to the discontinued operations have now been resolved.


(2)  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  PRINCIPLES  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Insightful and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the consolidated financial statements and notes.

     (b)  REVENUE  RECOGNITION

     We offer a variety of scalable data analysis software products, maintenance contracts, training and consulting services to our customers. We record revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of software license fees earned under perpetual software license agreements and is generally recognized upon delivery of the software, after execution of a non-cancellable signed license agreement or receipt of a definitive purchase order (when appropriate), if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for all undelivered elements. Revenues under such arrangements, which may include several different software products and services sold together, are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. We have established vendor-specific

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

objective evidence ("VSOE") of fair value for professional services and training services. In addition, we have established VSOE for maintenance related to most of our products. For software products sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 to 45 days. Probability of collection is typically based upon the assessment of the customer's financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. We provide for estimated returns at the time of sale under an unconditional 30-day return policy based on historical experience

     Maintenance revenue is recognized ratably over the term of the related contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees on most of our products. Maintenance services, which include unspecified product upgrades on a when-and-if available basis, are priced based on a percentage of the current list price of the licensed software products. Maintenance renewals are optional.

     Consulting revenues typically include deployment assistance, project management, integration with existing customer applications and related services typically performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of maintenance contracts, consulting services and training call for payment within 30 to 45 days.

     Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that all other revenue recognition criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. Revenue from fixed-term licenses sold with maintenance is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

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

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

     (e)  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization. We provide for depreciation and amortization by charges to operations on a straight-line basis over the estimated useful lives of the respective assets, as follows:

ASSET CLASSIFICATION                 USEFUL LIVES
-------------------------------  ----------------------
Computer equipment and software                 3 years
Furniture and fixtures. . . . .                 5 years
Leasehold improvements. . . . .  Shorter of useful life
                                 or lease term


     (f)  RESEARCH  AND  DEVELOPMENT

     We account for our software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2003, 2002 and 2001, we expensed all research and development costs, as those costs incurred from the technological feasibility date (defined as a working model) to the general release date were not material.

     (g)  FUNDED  RESEARCH

     We have a funded research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require us to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal & image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against our total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets.

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

     A  reconciliation  of basic and diluted shares outstanding is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    2003         2002         2001
                                                                 -----------  -----------  -----------
Weighted average common shares outstanding . . . . . . . . . .   11,435,000   11,518,000   10,908,000
Restricted common stock subject to repurchase. . . . . . . . .      (31,000)    (231,000)     (50,000)
Weighted-average common shares used in calculation of basic and
  diluted income (loss) per share. . . . . . . . . . . . . . .   11,404,000   11,287,000   10,858,000

     Options to purchase 2,562,000, 3,040,000 and 3,387,000 shares of common stock in 2003, 2002, and 2001, respectively, and warrants of 20,000 for each of the three years, were excluded from the computation of diluted net loss per share because their effect is anti-dilutive.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

     (i)  FOREIGN  CURRENCY  TRANSLATION

     The functional currency of our foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. The effect of aggregate transaction gains and losses is included in other income. Aggregate transaction gain was approximately $136,000 for the year ended December 31, 2003. Our aggregate transaction loss was approximately $5,000 for the year ended December 31, 2002 and our aggregate transaction gain was approximately $5,000 for the year ended December 31, 2001.

     (j)  GOODWILL  AND  OTHER  INTANGIBLES

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase method of accounting. Other intangibles consist primarily of amounts allocated to non-compete agreements and customer relationships as a result of business acquisitions and capitalized legal patent fees.

     Until December 31, 2001 we amortized goodwill originating from acquisitions completed before June 30, 2001 on a straight-line basis over its estimated useful life. Goodwill originating from acquisitions completed between July 1, 2001 and December 31, 2001 was not amortized.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As required by SFAS 142, we no longer amortize goodwill, but instead test it for impairment at least annually. Additional goodwill impairment tests are performed when events occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under the test, if the carrying amount of a reporting unit that includes goodwill exceeds the fair value of the reporting unit, we must measure the impairment loss. Impairment loss is measured as the excess, if any, of the carrying amount of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined as the excess of the fair value of the reporting unit over fair values of all of the unit's assets and liabilities, including any unrecognized intangible assets. We have identified four reporting units that have goodwill, Waratah, Insightful UK, Insightful Predict/Germany and Insightful France. We determine fair values of reporting units using the present value method of measurement of future cash flows.

     Our net income (loss), adjusted to exclude goodwill amortization, was as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                 2003          2002         2001
                                                 ----          ----         ----
Reported net income (loss) . . . . . . . . . $(1,573,000)  $(3,081,000)  $2,414,000
Add back goodwill amortization, net of tax .           -             -       68,000
                                             ------------  ------------  ----------
Adjusted net income (loss) . . . . . . . . . $(1,573,000)  $(3,081,000)  $2,482,000
                                             ============  ============  ==========

     There was no significant impact on basic or diluted income or loss per share due to the amortization of goodwill, net of taxes.

     In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors. Our future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flows or other assumptions were to change, we could be required to record impairment charges for those assets for which the carrying value is not supported by the future cash flows.

     Other intangibles are stated at cost less accumulated amortization. We provide for amortization by charges to operations on a straight-line basis, which approximates the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up, over their estimated useful lives, as follows:

ASSET CLASSIFICATION          USEFUL LIVES
----------------------        ------------
Non-compete agreements. . . . . . .  2 years
Customer relationships. . . . . . .  2 years
Patents . . . . . . . . . . . . . .  3 years

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

     (k)  IMPAIRMENT  OF  LONG-LIVED  ASSETS

     In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we evaluate the carrying values of intangible assets (other than goodwill) and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest that the carrying amount of these assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount is higher, the impairment loss is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows.



     (l)  ADVERTISING  COSTS

     We expense advertising costs as incurred. Total advertising expenses were approximately $53,000, $39,000 and $33,000 for the years ended December 2003, 2002, and 2001, respectively.

     (m)  CONCENTRATION  OF  CREDIT  RISK

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain the majority of our cash balances with one financial institution in the amounts that exceed federally insured levels.

     Our accounts receivable and customer base are dispersed across many different geographic areas throughout North America and Europe and consist of companies in a variety of industries. We assess each customer's financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness. We do not require collateral or other security to support credit sales.

     During the years ended December 31, 2003, 2002 and 2001, we did not have any one customer that accounted for greater than 10% of net revenues. As of December 31, 2003 and 2002, we did not have any one customer that accounted for greater than 10% of accounts receivable.

     (n)  USE  OF  ESTIMATES

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements. We have used estimates in determining certain provisions, including receivable reserves, useful lives for property and equipment, useful lives of intangibles, impairment losses related to goodwill, and tax liabilities.

     (o)  FINANCIAL  INSTRUMENTS

     At December 31, 2003, we had the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and debt. The carrying value of cash and cash equivalents, receivables and payables approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

     (p)  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the company's financial position, results of operations or cash flows.


     (q)  SEGMENT  INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. In the third quarter of 2003, management changed the way the Company is organized and the way it presents information about its operating performance to its chief operating decision maker. As a result, three operating segments were identified: Domestic Data Analysis, International Data Analysis and Text Analysis. Segment information for the years ended December 31, 2003, 2002, and 2001 has been presented in accordance with the current segment definitions. The Company measures segment performance based on their income or loss from operations. Assets are not allocated to segments for internal reporting presentations.

DOMESTIC DATA ANALYSIS                             YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                               2003         2002         2001
                                            -----------  -----------  -----------
Revenues . . . . . . . . . . . . . . . . .  11,084,000   11,002,000   13,463,000
Depreciation expense . . . . . . . . . . .     759,000      864,000     4848,000
Loss from operations . . . . . . . . . . .    (401,000)  (1,401,000)   1,382,000

INTERNATIONAL DATA ANALYSIS                        YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                               2003         2002         2001
                                            -----------  -----------  -----------
Revenues . . . . . . . . . . . . . . . . .   5,488,000    5,169,000    3,963,000
Depreciation expense . . . . . . . . . . .     283,000      155,000      149,000
Loss from operations . . . . . . . . . . .    (689,000)  (2,210,000)  (2,279,000)

TEXT ANALYSIS                                      YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                               2003         2002         2001
                                            -----------  -----------  -----------
Revenues . . . . . . . . . . . . . . . . .     645,000      223,000            -
Depreciation expense . . . . . . . . . . .      83,000       48,000            -
Loss from operations . . . . . . . . . . .    (408,000)    (193,000)           -

     Non-operating income and expenses are not tracked by segment.


     (r)  INCOME  TAXES

     We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax base of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce tax assets to the amounts expected to be realized.

     (s)  STOCK-BASED  COMPENSATION

     We  have  elected  to  follow  Accounting  Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact from applying the fair value method of SFAS No. 123.

     The assumptions used to calculate the pro forma effect of the application of SFAS No. 123 and the weighted average information are as follows:

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                   2003           2002           2001
                               -------------  -------------  -------------
Risk-free interest rates . .  2.06% - 3.74%  1.45% - 4.03%  2.17% - 5.07%
Expected dividend yield. . .       None           None           None
Expected lives . . . . . . .    5.4 years      7 years        7 years
Expected volatility. . . . .        79%           162%            95%

     The effect of applying SFAS No. 123 would be as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                              2003          2002          2001
                                                          ------------  ------------  ------------
Net income (loss) as reported . . . . . . . . . . . . .   $(1,573,000)  $(3,081,000)  $ 2,414,000
Add: Stock-based compensation as reported . . . . . . .      (105,000)      220,000        44,000
Deduct: Stock-based compensation determined under
  FAS 123 . . . . . . . . . . . . . . . . . . . . . . .    (1,102,000)   (1,506,000)   (1,322,000)
                                                          ------------  ------------  ------------
Pro forma net income (loss) . . . . . . . . . . . . . .   $(2,780,000)  $(4,367,000)  $ 1,136,000
                                                          ============  ============  ============
Basic and diluted income (loss) per share as reported .   $     (0.14)  $     (0.27)  $      0.22
                                                          ============  ============  ============
Pro forma basic and diluted net income (loss) per share   $     (0.24)  $     (0.39)  $      0.10
                                                          ============  ============  ============

     We recognize compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a fair-value based option pricing model and remeasuring the related compensation expense using the current fair value of such stock options until the performance date has been reached.

     Deferred stock-based compensation consists of amounts related to common stock issued in acquisitions, which are subject to cancellation related to employee termination. Such amounts are amortized into compensation expense over the vesting period using a graded vesting method. Upon the employee termination, stock compensation expense related to unvested awards is reversed.

     (t)  OTHER  COMPREHENSIVE  INCOME

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which we currently report is foreign currency translation adjustments.

     (u)  RECLASSIFICATION  OF  AMOUNTS

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, maintenance update and technical support costs in 2002 and 2001 have been reclassified from cost of professional services and other revenues to software related cost of revenues.

(3)  GOODWILL  AND  OTHER  INTANGIBLES

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

Goodwill activity was as follows in 2002 and 2003:


Goodwill at December 31, 2001. . . . . . .  $1,874,000
  Goodwill recorded in acquisition of GraS     126,000
  Acquisition costs. . . . . . . . . . . .      30,000
  Impairment . . . . . . . . . . . . . . .    (800,000)
                                            -----------
Goodwill at December 31, 2002. . . . . .     1,230,000
  Currency translation adjustment. . . . .      32,000
  Impairment . . . . . . . . . . . . . . .    (462,000)
                                            -----------
Goodwill at December 31, 2003. . . . . . .  $  800,000
                                            -----------


     All of the goodwill and goodwill activity shown above related to the International Data Analysis segment, except for goodwill of $240,000 acquired in the Waratah transaction in 2001, which has remained unchanged at December 31, 2003.

     Upon adoption of SFAS 142 on January 1, 2002 we performed the transitional goodwill impairment test, which indicated no goodwill impairment. Based on the results of our annual goodwill impairment tests as of October 1, 2002 and 2003, we recorded goodwill impairment losses of $800,000 and $259,000, respectively, arising from our Insightful Predict/Germany reporting unit. In addition, as of October 1, 2003 we recognized a goodwill impairment loss of $203,000 arising from our Insightful France reporting unit. These goodwill impairment losses arose from a reduction in the estimated future cash flows from these units, primarily as a result of decreased revenue forecasts based on a more cautious outlook for the European region.

     Other intangible assets consist of the following:

                                       DECEMBER 31, 2003                    DECEMBER 31, 2002
                             ------------------------------------  -----------------------------------
                               GROSS                    OTHER       GROSS                     OTHER
                              CARRYING  ACCUMULATED  INTANGIBLES,  CARRYING   ACCUMULATED  INTANGIBLES,
                              AMOUNT    AMORTIZATION     NET        AMOUNT    AMORTIZATION     NET
                             --------  --------------  --------    --------  --------------  --------
Non-compete agreements. . .  $146,000  $    (146,000)  $      -    $146,000  $     (91,000)  $ 55,000
Customer relationships. . .   195,000       (195,000)         -     195,000       (118,000)    77,000
Capitalized patent expenses   262,000       (140,000)   122,000     202,000        (58,000)   144,000
                             --------  --------------  --------    --------  --------------  --------
    Total . . . . . . . . .  $603,000  $    (481,000)  $122,000    $543,000  $    (267,000)  $276,000
                             ========  ==============  ========    ========  ==============  ========

     Other intangibles are scheduled to be fully amortized by December 31, 2006 with corresponding amortization estimated to be $79,000, $35,000 and $8,000 for 2004, 2005 and 2006, respectively.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

(4)  FINANCING  ARRANGEMENTS

     In March 2003, we renewed a $3.5 million working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, which expired in March 2004. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable (advances against U.S. Government accounts will be permitted up to 20% of the amount outstanding under the line of credit) or (b) $3.5 million and bears interest at the prime rate, which was 4.0% as of December 31, 2003, plus 1%. At December
31, 2003, no amounts had been borrowed and $1,445,000 was available for future borrowings under the line of credit facility.

     In March 2003, we also renewed an equipment term loan and security agreement with SVB which expired in March 2004., This facility allows us to take advances on the cost of eligible equipment less than 90 days old and is secured by the underlying equipment. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $290,000 at December 31, 2003. These term loan advances bear interest at the prime rate, which was 4.0% as of December 31, 2003, plus 1%. Advances are repaid over a 36-month period. At
December 31, 2003, $375,000 was available under this facility for future equipment borrowings.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited from paying dividends. We were in compliance with these covenants as of December 31, 2003.

Future maturities of debt as of December 31, 2003 are:

                                   YEAR ENDING DECEMBER 31,
                                   ------------------------
                               2004        2005     2006    2007  2008  THEREAFTER    TOTAL
                               ----        ----     ----    ----  ----  ----------    -----

Equipment term loan . .  $   129,000  $   129,000  $32,000     -     -      -        $290,000


(5)  BUSINESS  RESTRUCTURINGS

     In November 2001, July 2002 and July 2003 we implemented workforce reductions in order to better align our costs with our revenues. The 2001 restructuring expense totaled $455,000 and resulted from the reduction of approximately 24 employees, or 13% of our employee base at the time. All of the restructuring charge related to our Domestic Data Analysis segment and represented employee severance and termination benefits. As of December 31, 2001, $366,000 of the severance and termination benefits related to this workforce reduction had been paid and $89,000 remained accrued on that date, with the remaining benefits paid in 2002.

     The 2002 restructuring expense totaled $501,000 and resulted from a workforce reduction of 31 employees, or 18% of our employee base at the time. Of the $501,000 restructuring charge, $170,000 related to our International Data Analysis segment and the remaining $331,000 was attributable to our Domestic Data Analysis segment. All of the 2002 restructuring charges related to employee severance and termination benefits. As of December 31, 2002, $418,000 of the severance and termination benefits had been paid and $83,000 remained accrued on that date, with the remaining benefits paid in January 2003.

     The 2003 restructuring expense totaled $911,000 (all recognized in 2003) and included a workforce reduction of 23 employees, or 18% of our employee base at the time. Of the $911,000 restructuring charge, $288,000 related to our International Data Analysis segment and the remaining $623,000 was attributable to our Domestic Data Analysis segment. As part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The 2003 restructuring charges, including charges associated with the resignation of Shawn Javid, consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of December 31, 2003 $321,000 in termination benefits remained to be paid, of which $257,000 will be paid in 2004 and the remaining $64,000 in 2005.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

(6)  PROPERTY  AND  EQUIPMENT

     Property and equipment consist of the following:

                                                       DECEMBER 31,
                                                       ------------
                                                    2003         2002
                                                ------------  ----------
Computer equipment and software. . . . . . . .  $  3,933,000  $5,300,000
Furniture and fixtures . . . . . . . . . . . .       545,000     529,000
Leasehold improvements . . . . . . . . . . . .       218,000     215,000
                                                ------------  ----------
                                                   4,696,000   6,044,000
Less-Accumulated depreciation and amortization     3,712,000   3,989,000
                                                ------------  ----------
                                                $    984,000  $2,055,000
                                                ============  ==========

     Depreciation expense on fixed assets was approximately $1,125,000, $1,067,000 and $633,000 for the years ended December 2003, 2002, and 2001, respectively


(7)  INCOME  TAXES

     Income (loss) from continuing operations before taxes consisted of the following:

                            YEARS ENDED DECEMBER 31,
                            ------------------------
                         2003          2002         2001
                     ------------  ------------  ----------
United States . . . .$  (484,000)  $(2,444,000)  $   9,000
Foreign . . . . . .     (846,000)   (1,265,000)   (592,000)
                     ------------  ------------  ----------
Total . . . . . . .  $(1,330,000)  $(3,709,000)  $(583,000)
                     ============  ============  ==========

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

     The provisions for income taxes consisted of the following:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                     2003        2002        2001
                                                                  ----------  ----------  ----------
Current tax (benefit) expense-
    Federal . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $ (98,000)  $  50,000
    State . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000    (100,000)    140,000
    Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .     101,000    (103,000)     65,000
                                                                  ----------  ----------  ----------
                                                                    106,000    (301,000)    255,000
                                                                  ----------  ----------  ----------
Deferred tax expense (benefit)-
    Federal . . . . . . . . . . . . . . . . . . . . . . . . . .     182,000    (483,000)   (818,000)
    State . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           -           -
                                                                  ----------  ----------  ----------
                                                                    182,000    (483,000)   (818,000)
Increase (decrease) in valuation reserve. . . . . . . . . . . .    (182,000)    483,000     818,000
Tax benefit (expense) relating to discontinued operations . . .           -     100,000    (140,000)
                                                                  ----------  ----------  ----------
        Income tax (benefit) provision relating to continuing
          operations. . . . . . . . . . . . . . . . . . . . . .   $ 106,000   $(201,000)  $ 115,000
                                                                  ==========  ==========  ==========

     A reconciliation of the federal statutory rate to our effective tax rate is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             2003     2002     2001
                                                            -------  -------  -------
Income tax provision (benefit) at federal statutory rate .  (34.0)%  (34.0)%  (34.0)%
Increase (decrease) in tax resulting from-
  State tax provision, net . . . . . . . . . . . . . . . .   0.2        -        -
  Foreign tax provision. . . . . . . . . . . . . . . . . .   7.0     (2.7)    11.2
  Other permanent items. . . . . . . . . . . . . . . . . .  11.7      0.5      3.8
  Alternative Minimum Tax. . . . . . . . . . . . . . . . .     -        -      8.6
  Research credit. . . . . . . . . . . . . . . . . . . . .   4.5      3.5        -
  Acquisition related. . . . . . . . . . . . . . . . . . .     -      8.9        -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .  (0.7)     6.5        -
  Operating losses providing no current benefit. . . . . .  18.6     11.9     30.1
                                                          -------  -------  -------
                                                             7.3%   (5.4)%    19.7%
                                                          =======  =======  =======

     At December 31, 2003, we have available net operating loss carryforwards of approximately $22,464,000 and tax credit carryforwards of approximately $2,210,000. The net operating loss carryforwards may be used to offset future federal taxable income through the year ending December 31, 2022 while the tax credit carryforwards may be used to offset future federal income taxes through the year ending December 31, 2021. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. Approximately $3.3 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders' equity.

     A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003

     The significant components of the deferred tax assets and liabilities are as follows:

                                                                        DECEMBER 31,
                                                                        ------------
                                                                   2003           2002
                                                               -------------  -------------
Net operating loss carryforward . . . . . . . . . . . . . . .  $  7,551,000   $  7,623,000
Accounts receivable reserves. . . . . . . . . . . . . . . . .        69,000        108,000
Accrued liabilities . . . . . . . . . . . . . . . . . . . . .       718,000        462,000
Research and development and other tax credit carryforwards .     2,185,000      2,512,000
                                                               -------------  -------------
                                                                 10,523,000     10,705,000
Valuation allowance . . . . . . . . . . . . . . . . . . . . .   (10,523,000)   (10,705,000)
                                                               -------------  -------------
    Net deferred tax asset. . . . . . . . . . . . . . . . . .  $          -   $          -
                                                               =============  =============

     Due to the uncertainty surrounding the realization of its deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets. The valuation allowance decreased by $182,000 during 2003 and increased by $482,000 and $818,000 in 2002 and 2001, respectively.

(8)  COMMITMENTS  AND  CONTINGENCIES

     We have non-cancelable operating leases for our various facilities and certain office and other equipment. The future minimum commitments under our non-cancelable operating lease arrangements, exclusive of operating costs are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2004 . . . . . . . . . .  $  773,000
2005 . . . . . . . . . .     167,000
2006 . . . . . . . . . .     130,000
2007 . . . . . . . . . .     110,000
2008 . . . . . . . . . .      47,000
Thereafter . . . . . . .      63,000
                          ----------
                          $1,290,000
                          ==========

     Rental expense under our operating leases was approximately $991,000, 973,000 and $861,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


     In certain of our licensing agreements we provide intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company's policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2003 and 2002 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

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

(9)    STOCKHOLDERS' EQUITY

     (a)  STOCK OPTION PLANS

     Under the Company's 2001 Stock Option and Incentive Plan (the 2001 Plan), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful's stock to eligible employees and others, as defined. In 2002, the stockholders approved automatically increasing the number of shares of common stock issuable under the plan by 7% or 1 million shares, whichever is less, at the commencement of each year. The options typically vest over a four-year period. At December 31, 2003, we had 1,772,000 shares available for future options grants under the 2001 Plan. On January 1, 2004 the number of shares issuable under the Plan was increased by 803,000.

     The Company has a 2001 Non-Employee Director Stock Option Plan (the 2001 Directors' Plan) under which our non-employee directors receive annual grants to purchase shares of our common stock. All of our option grants under the 2001 Directors' Plan are made at or above fair market value at the time of grant. These options are exercisable upon grant. At December 31, 2003, we had 840,000 options available for future grant under the 2001 Directors' Plan.

     We also have a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful can be granted nonqualified options to purchase stock. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At December 31, 2003, we had 176,000 options available for future grant under the 1996 Non-Officer Plan.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


Our stock option activity for all plans is as follows:

                                               WEIGHTED
                                                AVERAGE
                                   NUMBER OF   EXERCISE
                                    SHARES       PRICE
                                  -----------  ---------
Outstanding at January 1, 2001     2,860,000   $    2.81
     Granted                       1,734,000   $    2.34
     Exercised                      (230,000)  $    1.80
     Canceled                       (977,000)  $    2.94
                                  -----------
Outstanding at December 31, 2001   3,387,000   $    2.61
     Granted                         824,000   $    1.50
     Exercised                      (122,000)  $    2.37
     Canceled                     (1,049,000)  $    2.71
                                  -----------
Outstanding at December 31, 2002   3,040,000   $    2.28
                                  -----------
     Granted                         369,000   $    1.16
     Exercised                       (40,000)  $    1.40
     Canceled                       (807,000)  $    2.08
                                  -----------
Outstanding at December 31, 2003   2,562,000   $    2.18
                                  ===========

Exercisable at December 31, 2003   1,693,000   $    2.43
Exercisable at December 31, 2002   1,410,000   $    2.69
Exercisable at December 31, 2001   1,435,000   $    2.85

     The weighted average fair value as of the grant dates of options granted in 2003, 2002, and 2001 was $0.80, $1.46, and $1.81, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                    WEIGHTED AVERAGE
RANGE OF                               REMAINING      WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICES        SHARES       CONTRACTUAL LIFE   EXERCISE PRICE     SHARES    EXERCISE PRICE
----------------  ----------------  ----------------  -----------------  ---------  ---------------
..97 - 1.28                 647,000        8.84 years  $            1.20    223,000  $          1.24
1.31 - 1.75                721,000        7.49 years               1.66    473,000             1.67
1.84 - 2.69                678,000        6.41 years               2.35    569,000             2.37
2.75 - 5.56                516,000        4.41 years               3.89    428,000             3.94
                  ----------------
..97 - 5.50              2,562,000        6.92 years  $            2.18  1,693,000  $          2.43
                  ================                                       =========

     (b)  EMPLOYEE STOCK PURCHASE PLAN

     We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase Insightful common stock at the lesser of 85% of fair value on certain prescribed dates as defined in the ESPP, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2003, 2002, and 2001, we issued 20,000, 70,000, and 66,000 shares under the ESPP, respectively. As of December 31, 2003, 300,000 shares remain available for future purchase.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


     (c)  WARRANTS

     In conjunction with the 2001 acquisition of a data analysis consulting business from Waratah Corporation (see Note 11), warrants to purchase 20,000 shares of common stock at an exercise price of $2.90 were issued. The warrants expire on July 13, 2006 and were valued at $41,000 based on the Black-Scholes model.

     (d)  COMMON SHARES RESERVED

     At December 31, 2003 common stock reserved for future issuance was as follows:

          Outstanding stock options . . . . . . . .  2,562,000
          Stock options available for grant . . . .  2,788,000
          ESPP. . . . . . . . . . . . . . . . . . .    408,000
          Warrants to purchase common stock . . . .     20,000
                                                     ---------
                                                     5,778,000
                                                     =========

(10) 401(K)  RETIREMENT  PLAN

     We sponsor a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. We match employees' contributions at the discretion of our management. No contributions were made by the company during 2003 or 2002. Amounts charged to expense for matching contributions were approximately $177,000 in 2001.

(11) ACQUISITIONS

     On January 1, 2002, we completed the acquisition of a data analysis software business from Graphische Systeme GmbH (GraS), our former German distributor. The acquisition provided us with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000. In July 2003 the German operations were combined with our Swiss subsidiary and the German office was closed as part of a corporate restructuring to align costs with revenues.

     In September 2001, we completed the acquisition of Predict AG (Predict). This acquisition provided us with a European professional services headquarters. The aggregate consideration was $2,214,000, consisting of cash of $1,466,000, common stock valued at $691,000 and direct transaction costs of $57,000. The value of the 300,000 shares of common stock issued was determined based on the average market price of our common stock over a three-day period before and after the date of acquisition.

     In July 2001, we completed the acquisition of a data analysis consulting business from Waratah Corporation. This acquisition provided us with expanded resources, while establishing an East Coast consulting office. The aggregate consideration paid was $304,000 consisting of $150,000 cash, common stock valued at $99,000, a common stock warrant valued at $41,000 and direct transaction costs of $14,000. The value of the 34,530 common shares issued was determined based on the average market price of our common shares over a three-day period before and after the date of acquisition. The warrant (to purchase 20,000 shares of common stock, at an exercise price of $2.90, and expiring on July 13, 2006) was valued using the Black-Scholes model.

     In July 2001, we acquired the data analysis software distribution operations of Sigma-Plus, our longtime distributor in France. The acquisition provided us with an expanded direct sales channel and local consulting resources in Paris and Toulouse. The aggregate consideration was $255,000 consisting of $212,000 cash and direct transaction costs of $43,000.

     The results of GraS, Predict, Waratah and Sigma Plus have been included in our operating results since their respective acquisition dates.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


     The following table summarizes the allocation of the purchase price of each acquisition to the assets acquired (thousands omitted):

                                                           PREDICT   WARATAH   SIGMA-PLUS   GRAS
Current assets. . . . . . . . . . . . . . . . . . . . . .$     385   $      -  $         -  $   -
Property, plant, and equipment. . . . . . . . . . . . . .      159         20            1      -
Non-compete agreements. . . . . . . . . . . . . . . . . .       51         44           51      -
Customer relationships. . . . . . . . . . . . . . . . . .     164          -            -     31
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    1,374        240          203    126
                                                          ---------  --------  -----------  -----
     Total assets acquired. . . . . . . . . . . . . . . .    2,133        304          255    157
Current liabilities assumed . . . . . . . . . . . . . . .     (345)         -            -      -
                                                          ---------  --------  -----------  -----
Total purchase price. . . . . . . . . . . . . . . . . . .    1,788        304          255    157
Deferred stock-based compensation . . . . . . . . . . . .      426          -            -      -
                                                          ---------  --------  -----------  -----
     Total consideration, including deferred stock-based
       compensation . . . . . . . . . . . . . . . . . . . $  2,214   $    304  $       255  $ 157
                                                          =========  ========  ===========  =====

     Of the $800,000 in goodwill at December 31, 2003, approximately $240,000 is deductible for tax purposes.

     Non-compete agreements. The value assigned to the non-compete agreements was determined using the income approach giving consideration to the desire, effectiveness and feasibility of effective competition by the covenantor in the absence of the covenant.

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

     The lives assigned to the identified intangible assets described above are two years. Amortization expense for these intangibles was $133,000, $169,000 and $39,000 in 2003, 2002 and 2001, respectively, and was recorded based on the straight-line method.

     Goodwill.    The  excess  of  the purchase price over the fair value of the assets acquired is recorded as goodwill.

     Deferred stock-based compensation. In connection with the employment agreements and related stock retention agreements with three of Predict's key employees, 185,010 shares of Insightful common stock otherwise issuable to these employees pursuant to the purchase agreement are subject to restriction, and are being released from the restriction over a three-year vesting period. The value of the restricted shares of $426,000 was recorded as deferred stock-based compensation and is being amortized over a three-year vesting period using a graded vesting approach. During 2002, the eligibility requirements related to the stock issued to one individual were waived pursuant to an employment termination settlement. Accordingly, remaining deferred stock-based compensation of $51,000 relating to that employee's rescinded shares was recognized as stock compensation expense. Amortization of deferred stock-based compensation arising from the restricted stock was $34,000, $220,000 and $44,000 in 2003, 2002 and 2001, respectively, offset by a reversal of $139,000 in 2003. In the first quarter of 2003, $139,000 of deferred stock based compensation expense previously recognized was reversed as a result of termination of employee holders of 116,000 restricted shares issued in the acquisition of Predict AG. As of December 31, 2003, there were no remaining shares subject to the restriction.

     The unaudited pro forma combined historical results of operations for 2001, as if the businesses acquired in 2001 had been acquired on January 1, 2001, are as follows:

                                                                     YEAR ENDED DECEMBER 31, 2001
                                                                              PRO FORMA
                                                                    ------------------------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  19,751,000
Amortization of intangibles and deferred stock-based compensation
  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (214,000)
Income from continuing operations. . . . . . . . . . . . . . . . .                       (897,000)
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .                      2,214,000
Basic net income (loss) per share. . . . . . . . . . . . . . . . .                           0.20
Diluted net income (loss) per share. . . . . . . . . . . . . . . .                           0.20

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


     The pro forma information does not reflect the results of GraS which are immaterial. In addition, the pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

(12) SUBSEQUENT EVENTS

     In January 2004, we signed an agreement with Lucent Technologies to acquire the copyrights to the software code underlying the "S" Programming language for $2.0 million. Prior to this agreement we were a worldwide licensee of the "S" programming language from Lucent Technologies Inc. Under that license, we had the right to use, sublicense and support the "S" language in exchange for royalties, with a minimum annual exclusivity fee of $450,000 and variable royalties of 3% to 6% of revenues. Of the $2.0 million purchase price, $1.5 million was paid in January 2004 with the remaining $0.5 million to be paid in January 2005. As a result of this transaction, $1,779,000 will be capitalized as an intangible asset, representing the price paid less amounts owed and no longer payable, and will be amortized over a 3-year life.

     On March 27, 2004 we renewed our credit facility with Silicon Valley Bank on substantially the same terms as the prior credit line and term loan agreement.

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


(13) VALUATION AND QUALIFYING ACCOUNTS

     A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                 BALANCE,      CHARGED TO
                                               BEGINNING OF    OPERATING                    BALANCE, END OF
                                                  PERIOD       RESULTS(2)     DEDUCTIONS(1)     PERIOD
Year Ended December 31, 2003:
    Allowance for doubtful accounts . . . . .  $     176,000  $   210,000   $        (96,000)  $290,000
    Allowance for sales returns . . . . . . .        129,000      (61,000)           (25,000)    43,000
                                               -------------  ------------  -----------------  --------
        Total reserve for accounts receivable  $     305,000  $   149,000   $       (121,000)  $333,000
                                               =============  ============  =================  ========

Year Ended December 31, 2002:
    Allowance for doubtful accounts . . . . .  $     135,000  $    66,000   $         25,000   $176,000
    Allowance for sales returns . . . . . . .        133,000      189,000            193,000    129,000
                                               -------------  ------------  -----------------  --------
        Total reserve for accounts receivable  $     268,000  $   255,000   $        218,000   $305,000
                                               =============  ============  =================  ========

Year Ended December 31, 2001:
    Allowance for doubtful accounts . . . . .  $     112,000  $    65,000   $         42,000   $135,000
    Allowance for sales returns . . . . . . .        270,000     (108,000)            29,000    133,000
                                               -------------  ------------  -----------------  --------
        Total reserve for accounts receivable  $     382,000  $   (43,000)  $         71,000   $268,000
                                               =============  ============  =================  ========

_______________
(1)   Deductions  for accounts receivable represent accounts written off, net of recoveries. Deductions for  sales  returns  represent  product  returns  received.

(2)   The  2001  and  2003 reductions in the charges to revenue for the allowance for sales returns was attributable to a reduction in the required reserve based on updated customer returns history and a shift  in  revenues  towards  consulting services in 2001. Our provision for sales returns is estimated based on historical returns experience and our judgment of future return risk.

(14) GEOGRAPHIC DATA

     We report consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

                                         UNITED STATES    FOREIGN       TOTAL
                                         --------------  ----------  -----------
YEAR ENDED DECEMBER 31, 2003
Revenue . . . . . . . . . . . . . . . .  $   11,729,000  $5,488,000  $17,217,000
Long-lived assets . . . . . . . . . . .       1,033,000     926,000    1,959,000
Total Net Assets. . . . . . . . . . . .       2,255,000   1,602,000    3,857,000

YEAR ENDED DECEMBER 31, 2002
Revenue . . . . . . . . . . . . . . . .  $   11,225,000  $5,169,000  $16,394,000
Long-lived assets . . . . . . . . . . .       1,976,000   1,634,000    3,610,000
Total Net Assets. . . . . . . . . . . .       3,575,000   1,862,000    5,437,000

YEAR ENDED DECEMBER 31, 2001
Revenue . . . . . . . . . . . . . . . .  $   13,463,000  $3,963,000  $17,426,000
Long-lived assets . . . . . . . . . . .       2,274,000   2,128,000    4,402,000
Total Net Assets. . . . . . . . . . . .       4,675,000   2,761,000    7,437,000

                     INSIGHTFUL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 2003


(15) UNAUDITED QUARTERLY DATA

                                                                        2003
                                                                        ----
                                                    Q1            Q2          Q3(1)         Q4(2)
                                                    --            --          -----         -----
Revenue                                         $4,296,000   $ 4,314,000   $ 4,024,000   $ 4,583,000
Gross profit                                     3,071,000     3,042,000     2,999,000     3,615,000
Income (loss) from continuing operations          (355,000)     (300,000)     (990,000)      209,000
Loss from discontinued operations                        -      (137,000)            -             -
Net income (loss)                                 (355,000)     (437,000)     (990,000)      209,000
Basic and diluted net income (loss) per share        (0.03)        (0.04)        (0.09)         0.02

                                                                        2002
                                                                        ----
                                                    Q1            Q2          Q3(1)         Q4(2)
                                                    --            --          -----         -----
Revenue                                         $4,391,000   $ 3,883,000   $ 3,870,000   $ 4,250,000
Gross profit                                     2,893,000     2,425,000     2,676,000     3,023,000
Loss from continuing operations                   (216,000)   (1,020,000)   (1,145,000)   (1,127,000)
Gain on disposal of discontinued operations              -       327,000       100,000             -
Net loss                                          (216,000)     (693,000)   (1,045,000)   (1,127,000)
Basic and diluted loss per share                     (0.02)        (0.06)        (0.09)        (0.10)


_______________
(1)  We  incurred  a loss from continuing operations of $990,000 in the third quarter of 2003 that included  a  restructuring  charge  of  $911,000.

(2)  We generated income from continuing operations of $209,000 in the fourth quarter of 2003 that included  a  loss  from  impairment  of  goodwill  charge  of  $462,000.

(3)  We incurred a loss from continuing operations of $1,145,000 in the third quarter of 2002 that included  a  restructuring  charge  of  $501,000.

(4)  We  incurred  a  loss  from continuing operations of $1,127,000 in the fourth quarter of 2002 that  included  a  loss  from  impairment  of  goodwill  charge  of  $800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements with our accountants on accounting and financial disclosure in 2003.

ITEM 9A. CONTROLS  AND  PROCEDURES.

     Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS.

     (a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled "Proposal 1: Election of Director" in the proxy statement for our annual meeting of stockholders to be held on June 11, 2004.

     (b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled "Executive Officers" in the proxy statement for our annual meeting of stockholders to be held on June 11, 2004.

     (c) The information regarding our Code of Ethics required by this item is incorporated into this annual report by reference to the section entitled
"Corporate Governance" in the proxy statement for our annual meeting of stockholders to be held on June 11, 2004.

     We will file the proxy statement for our 2004 annual meeting of stockholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 11.  EXECUTIVE  COMPENSATION.

     The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled "Summary Compensation Table" in the proxy statement for our annual meeting of stockholders to be held on June 11, 2004. We will file the proxy statement for our 2004 annual meeting of stockholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the proxy statement for our 2004 annual meeting of stockholders to be held on June 11, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our 2004 annual meeting of stockholders to be held on June 11, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the section entitled "Independent Auditors" in the proxy statement for our 2004 annual meeting of stockholders to be held on June 11, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

PART  IV

ITEM 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following consolidated financial statements of Insightful Corporation are filed as part of this report.

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 2003 and 2002.

     Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

          2. Schedules. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in the Schedules is included in the Consolidated Financial Statements or related notes.

          3.    Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
    3.1    Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

    3.2    Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

   10.1    1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

   10.2    2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

   10.3    2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

   10.4    Amended and Restated 2001 Employee Stock Purchase Plan (Exhibit 10.1) (D)

   10.5*   Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies,
           Inc. (Exhibit 10.1) (E)

   10.6*   Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent
           Technologies, Inc. (Exhibit 10.20) (F)

   10.7*   Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft
           Engineering & Education, Inc. (Exhibit 2.2) (G)

   10.8    License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering &
           Education, Inc. (Exhibit 2.4) (G)

   10.9    Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (G)

  10.10    Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate
           Holdings, Inc. (Exhibit 2.6) (G)

  10.11    Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering
           & Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (G)

  10.12    Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft
           Engineering & Education, Inc. (Exhibit 2.8) (G)

  10.13    Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schuenemann
           (Exhibit 10.1) (H)

  10.14    Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles
           Digate. (Exhibit 10.1) (I)

  10.15    Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank
           (Exhibit 10.2) (J)


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------

  10.16    Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit
           10.3) (J)

  10.17    Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank
           (Exhibit 10.1) (K)

  10.18    Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and
           Silicon Valley Bank (Exhibit 10.1) (L)

  10.19    Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies and the registrant
           (Exhibit 10.1) (M)

   21.1**  Subsidiaries of the registrant

   23.1**  Consent of Ernst & Young LLP, independent auditors

   24.1**  Power of attorney (contained on signature page)

   31.1**  Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange
           Act of 1934, as amended

   31.2**  Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange
           Act of 1934, as amended

   32.1**  Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities
           Exchange Act of 1934, as amended, and 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002

   32.2**  Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities
           Exchange Act of 1934, as amended, and 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002

_______________________________
**   Filed  herewith.
 *   Confidential  treatment  granted  by  order  of  the  SEC.
(A)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  September  30,  2001  (SEC  File  No.  0-20992),  filed  on  November  14,  2001.
(B)     Incorporated  by reference to the designated exhibit included in the registrant's Registration Statement on Form S-8 (SEC
File  No.  333-18245),  filed  December  19,  1996.
(C)     Incorporated  by reference to the designated exhibit included in the registrant's Registration Statement on Form S-8 (SEC
File  No.  333-91878),  filed  July  3,  2002.
(D)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  June  30,  2002  (SEC  File  No.  0-20992),  filed  August  14,  2002.
(E)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  December  31,  1996  (SEC  File  No.  0-20992),  filed  February  14,  1997.
(F)     Incorporated  by reference to the designated exhibit included in the registrant's Annual Report on Form 10-K for the year ended  June  30,  1997  (SEC  File  No.  0-20992),  filed  September  29,  1997.
(G)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
0-20992),  filed  February  7,  2001.
(H)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
0-20992),  filed  October  10,  2001.
(I)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
0-20992),  filed  January  31,  2002.
(J)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  March  31,  2002  (SEC  File  No.  0-20992),  filed  May  15,  2002.
(K)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  September  30,  2002  (SEC  File  No.  0-20992),  filed  November  14,  2002.
(L)     Incorporated  by  reference  to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter  ended  March  31,  2003  (SEC  File  No.  0-20992),  filed  May  15,  2003.
(M)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
0-20992),  filed  February  3,  2004.

     (b)  Reports on Form 8-k

     On October 1, 2003, we filed a current report on Form 8-K to announce the resignation of our chief executive officer and the appointment of an interim chief executive officer.

     On October 30, 2003, we furnished a current report on Form 10-K to announce our financial results for the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2004
                                     INSIGHTFUL  CORPORATION

                                     By:     /s/ Jeffrey E. Coombs
                                         -----------------------------
                                                 Jeffrey Coombs
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)



                                     By:     /s/ Fred Schapelhouman
                                         -----------------------------
                                                Fred Schapelhouman
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




                                POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints Kenneth J. Moyle, Jr. and Fred Schapelhouman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

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

          SIGNATURE                                    TITLE                             DATE
          ---------                                    -----                             ----

/s/    JEFFREY E. COOMBS         President and Chief Executive Officer (Principal   April 13, 2004
-------------------------------      Executive Officer)
Jeffrey E. Coombs

/s/    Fred Schapelhouman        Chief Financial Officer (Principal Financial and   April 13, 2004
-------------------------------      Accounting Officer)
Fred Schapelhouman

/s/    Arthur H. Reidel          Director                                           April 13, 2004
-------------------------------
Arthur H. Reidel

/s/    Christopher C. Covington  Director                                           April 13, 2004
-------------------------------
Christopher C. Covington

 /s/    Mark C. Ozur             Director                                           April 13, 2004
-------------------------------
Mark C. Ozur

/s/    Samuel R. Meshberg        Chairman of the Board of Directors                 April 13, 2004
-------------------------------
Samuel R. Meshberg

                                                           EXHIBIT INDEX


 EXHIBIT
 NUMBER                                           DESCRIPTION
---------                                         -----------
    3.1    Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

    3.2    Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

   10.1    1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

   10.2    2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

   10.3    2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

   10.4    Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

  10.5*    Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc.
           (Exhibit 10.1) (E)

  10.6*    Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent
           Technologies, Inc. (Exhibit 10.20) (F)

   10.7    Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft
           Engineering & Education, Inc. (Exhibit 2.2) (G)

   10.8    License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering &
           Education, Inc. (Exhibit 2.4) (G)

   10.9    Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (G)

  10.10    Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate
           Holdings, Inc. (Exhibit 2.6) (G)

  10.11    Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering &
           Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (G)

  10.12    Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft
           Engineering & Education, Inc. (Exhibit 2.8) (G)

  10.13    Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schuenemann (Exhibit
           10.1) (H)

  10.14    Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles
           Digate. (Exhibit 10.1) (I)

  10.15    Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank
           (Exhibit 10.2) (J)

  10.16    Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit
           10.3) (J)

  10.17    Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank
           (Exhibit 10.1) (K)

  10.18    Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon
           Valley Bank (Exhibit 10.1) (L)

  10.19    Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies and the registrant
           (Exhibit 10.1) (M)

 21.1**    Subsidiaries of the registrant

 23.1**    Consent of Ernst & Young LLP, independent auditors

 24.1**    Power of attorney (contained on signature page)

 31.1**    Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange
           Act of 1934, as amended

 31.2**    Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended


   32.1**    Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities
           Exchange Act of 1934, as amended, and 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002

   32.2**    Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities
           Exchange Act of 1934, as amended, and 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002

_______________________________
**  Filed herewith.
*   Confidential treatment granted by order of the SEC.

(A)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.
(B)     Incorporated by reference to the designated exhibit included in the registrant's Registration Statement on Form S-8 (SEC
        File No. 333-18245), filed December 19, 1996.
(C)     Incorporated by reference to the designated exhibit included in the registrant's Registration Statement on Form S-8 (SEC
        File No. 333-91878), filed July 3, 2002.
(D)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.
(E)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.
(F)     Incorporated by reference to the designated exhibit included in the registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.
(G)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
        0-20992), filed February 7, 2001.
(H)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
        0-20992), filed October 10, 2001.
(I)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
        0-20992), filed January 31, 2002.
(J)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.
(K)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.
(L)     Incorporated by reference to the designated exhibit included in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.
(M)     Incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K (SEC File No.
        0-20992), filed February 3, 2004.