Form 10-Q
period 2004-03-31
INSIGHTFUL CORP
filed 2004-05-17
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-020992

INSIGHTFUL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109-3044
(Address of principal executive offices) (Zip code)

(206) 283-8802
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 12,336,830 shares as of April 28, 2004.

   Trademarks

Insightful, Insightful Corporation, the Insightful logo, “Insightful intelligence from data,” S-PLUS, S-PLUS Analytic Server, StatServer and InFact are registered trademarks of Insightful Corporation. S, SpatialStats, FinMetrics, GARCH, SeqTrial, Anatolytics, ArrayAnalyzer, and “Human-like Intelligence,” are trademarks of Insightful Corporation. All other brand names, trademarks or service marks referred to in the report are the property of their owners.

i

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$7,216	$7,139
Trade accounts receivable, net	2,819	3,210
Other receivables	965	726
Inventories	139	130
Prepaid expenses	343	292

Total current assets	11,482	11,497

Property and equipment, net	793	984
Purchased technology, net	1,666	–
Goodwill	800	800
Other intangibles, net	125	122
Other assets	53	53

	$14,919	$13,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129	$129
Accounts payable	1,457	914
Accrued payroll and payroll-related items	1,176	1,372
Accrued expenses and other current liabilities	994	1,390
Deferred revenue	5,881	5,633

Total current liabilities	9,637	9,438

Long-term debt, less current portion	129	161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—1,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value—
Authorized—20,000,000 shares
Issued and outstanding—12,014,388 and 11,474,444, shares at March 31, 2004 and
December 31, 2003, respectively	120	115
Additional paid-in capital	35,340	34,319
Accumulated deficit	(30,230)	(30,454)
Other accumulated comprehensive loss	(77)	(123)

Total stockholders’ equity	5,153	3,857

	$14,919	$13,456

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues:
Software licenses	$2,168	$1,804
Software maintenance	1,632	1,663
Professional services and other	535	842

Total revenues	4,335	4,309

Cost of revenues:
Software related	417	476
Professional services and other	536	762
Total cost of revenues	953	1,238

Gross profit	3,382	3,071

Operating expenses:
Sales and marketing	1,493	1,805
Research and development	1,409	1,682
Less—Funded research	(1,012)	(972)

Research and development, net	397	710
General and administrative	1,197	773
Amortization of other intangibles	22	77

Total operating expenses	3,109	3,365

Income (loss) from operations	273	(294)

Other income (expense), net	(37)	10

Income (loss) before income taxes	236	(284)
Income tax expense	11	71

Net income (loss)	$225	$(355)

Basic net income (loss) per share	$0.02	$(0.03)

Diluted net income (loss) per share	$0.02	$(0.03)

Weighted average common shares outstanding	11,654	11,399

Weighted average common shares assuming dilution	11,921	11,399

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Operating activities:
Net income (loss)	$225	$(355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	349	351
Reversal of stock-based compensation expense	–	(131)
Changes in current assets and liabilities:
Trade and other accounts receivable	153	94
Inventories	(8)	(59)
Prepaid expenses	(52)	(490)
Accounts payable	544	(24)
Accrued expenses, payroll and other current liabilities	(825)	(136)
Deferred revenue	251	(15)

Net cash provided by (used in) operating activities	637	(765)

Investing activities:
Purchases of property and equipment	(5)	(64)
Decrease in other assets	–	30
Capitalized patent costs	(22)	(39)
Purchased technology	(1,500)	–

Net cash used in investing activities	(1,527)	(73)

Financing activities:
Payments on long-term debt	(32)	(32)
Proceeds from exercise of stock options and employee stock	992	(4)

purchase plan
Net cash provided by (used in) financing activities	960	(36)

Effect of exchange rate changes on cash and cash equivalents	7	34

Net increase (decrease) in cash and cash equivalents	77	(840)
Cash and cash equivalents, beginning of period	6,819	7,139

Cash and cash equivalents, end of period	$7,216	$5,979

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11	$5

Income taxes	$24	$16

The accompanying notes are an integral part of these consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   a) Description of Business

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

     Insightful has been delivering data analysis solutions for seventeen years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, Insightful has North American offices in New York City and North Carolina. Insightful’s international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

   (b) Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Insightful’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

(2) SIGNIFICANT ACCOUNTING POLICIES

   (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (b) Revenue Recognition

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of software license fees earned from sales of perpetual or fixed term software licenses. Perpetual software license fees are generally recognized upon delivery of the software, after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements.

     Revenue from fixed-term licenses is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established VSOE of fair value for professional services and training services. In addition, we have established VSOE for maintenance related to most of our products. For software products sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 to 45 days. Probability of collection is based upon the assessment of the customer’s financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful provides for estimated returns at the time of sale under an unconditional 30-day return policy based on historical experience.

     Maintenance revenue is recognized ratably over the term of the related contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees on most of our products. Maintenance services, which include unspecified product upgrades on a when-and-if available basis, are generally priced based on a percentage of the current list price of the licensed software products. Maintenance renewals are optional.

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

   (c) Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, shipping fee revenue of approximately $13,000, which was offset against software-related costs in the statements of operations in the first quarter 2003 Form 10-Q, was reclassified to software license revenues in the accompanying consolidated statements of operations.

(3) PURCHASED TECHNOLOGY

In January 2004 the Company acquired title to the software code underlying the “S” language from Lucent Technologies Inc. for $2.0 million. The Company recorded the amount payable to Lucent, less the amounts owed for accrued but unpaid royalties no longer payable, as purchased technology and is amortizing it over a 3-year estimated life. Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 with the remaining $0.5 million to be paid in the first quarter of 2005. Prior to this agreement, the Company was a worldwide licensee of the “S” programming language in exchange for payment of royalties, with a minimum exclusivity fee of $450,000 per year and variable royalties of 3% to 6% of revenues.

(4) FINANCING ARRANGEMENTS

In March 2004, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4.0% as of March 31, 2004, plus 1%. At March 31, 2004, no amounts had been borrowed and $1,566,000 was available for future borrowings under the line of credit facility through December 26, 2004.

In March 2004, we also renewed and modified the terms of a term loan and security agreement with SVB. This facility allows us to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. Through December 26, 2004, we may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. We previously borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $258,000 at March 31, 2004. These term loan advances bear interest at the prime rate, which was 4.0% as of March 31, 2004, plus 1%. Advances are repaid over a 36 or 24-month period. At March 31, 2004, $500,000 was available under this facility for future equipment borrowings through December 26, 2004.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited from paying dividends. We were in compliance with these covenants as of March 31, 2004 .

Future maturities of debt as of March 31, 2004 are:

	Year Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total

Equipment term loan	$97,000	$129,000	$32,000	—	—	—	$258,000

(5) NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,

	2004	2003

Weighted average common shares outstanding	11,654,000	11,399,000
Effect of dilutive stock options
	267,000	–

Weighted average common shares outstanding assuming dilution	11,921,000	11,399,000

The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended March 31,

	2004	2003

Antidilutive stock options	393,000	1,566,000

(6) OTHER COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive loss, which the Company currently reports, is foreign currency translation adjustments. Total comprehensive loss is as follows:

	Three Months Ended March 31,

	2004	2003

Net income (loss)	$225,000	$(355,000)
Change in cumulative translation adjustment
	46,000	34,000

Comprehensive income (loss)	$271,000	$(321,000)

(7) SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. In the third quarter of 2003, management defined the Company’s segments to correspond with the way the Company is now organized and managed. Accordingly, continuing business segment information includes the segments of Domestic Data Analysis, International Data Analysis and Text Analysis. Segment information for the three months ended March 31, 2003 and 2004 has been presented in accordance with the current segment definitions. The Company measures segment performance based on their income or loss from operations. Assets are not allocated to segments for internal reporting presentations.

Domestic Data Analysis	Three Months Ended March 31,

	2004	2003

Revenues	$2,771,000	$2,750,000
Income (loss) from operations	128,000	(239,000)

International Data Analysis	Three Months Ended March 31,

	2004	2003

Revenues	$1,400,000	$1,336,000
Income from operations	104,000	58,000

Text Analysis	Three Months Ended March 31,

	2004	2003

Revenues	$164,000	$223,000

Income (loss) from operations	41,000	(113,000)

     Non-operating income and expenses are not tracked by segment.

(8) STOCK-BASED COMPENSATION

      A reconciliation of net income (loss) as reported to pro-forma net loss that includes stock-based employee compensation cost as if the fair value method had been applied to all option awards is as follows:

	Three Months Ended March 31,

	2004	2003

Net loss	$225,000	$(355,000)

Add: Employee stock-based compensation, as reported	–	(131,000)
Deduct: Employee stock-based compensation determined
under the fair value method	(471,000)	(319,000)

Pro forma loss	$(246,000)	$(805,000)

Basic net loss per share as reported	$0.02	$(0.03)
Diluted net income (loss) per share as reported	$0.02	$(0.03)
Pro forma basic net loss per share	$(0.02)	$(0.07)
Pro forma diluted net loss per share	$(0.02)	$(0.07)

(9) BUSINESS RESTRUCTURING

During the second and third quarter of 2003, the Company reduced its headcount by 18%, or 23 employees. The reduction included employees from all functional areas of the Company, 35% of which was in Europe. In addition, as part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. The Company evaluated the goodwill acquired in the acquisition of its German business for impairment and determined no impairment occurred in the third quarter. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The restructuring charges, including charges associated with the resignation of Shawn Javid, totaled $911,000 and consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of March 31, 2004, $290,000 in termination benefits remained to be paid, a decrease of $55,000 from the balance at December 31, 2003. All termination benefits will be paid by March 31, 2005. No additional amounts are expected to be incurred.

(10) COMMITMENTS AND CONTINGENCIES

In certain of our licensing agreements we provide intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At March 31, 2004 and 2003 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

     In December 2002, Wajih Alaiyan, a former Insightful employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. On December 5, 2003, a judge for the Superior Court for King County, Washington granted summary judgement in our favor and dismissed. Mr. Alaiyan has appealed the decision. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on our financial position, results of operations, and cash flows.

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

  statements about expected future sales trends for our products;
  statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

  information about the anticipated release dates of new products;

  other statements about our plans, objectives, expectations and intentions; and

  other statements that are not historical facts.

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

     Our products include S-PLUS®, StatServer®, S-PLUS Analytic Server®, Insightful Miner and InFact®. Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

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

Products

Data Analysis Products

   S-PLUS®

     S-PLUS is our flagship product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our award-winning object-oriented “S” programming language, which we licensed on an exclusive worldwide basis from Lucent Technologies Inc. until we acquired the rights to “S” in January 2004. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows and UNIX environments.

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

   Server Products

     Insightful’s S-Plus Server products enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows® and UNIX® operating systems. Our server products are data warehouse-independent and integrate seamlessly with standard database and file formats. With our server products, a wide range of statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a simple and familiar Web browser interface, or dedicated graphical user interfaces written using Java technology. Our server products enable end-users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

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

     We offer unspecified product updates and product upgrades and customer support services under an annual maintenance agreement. Our consulting and training organization provides fee-based services, including deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful offices, at the customer’s site, or at other prearranged sites for larger customer groups.

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

   Revenue Recognition

     Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed in Note 2 of these condensed financial statements, in measuring revenues.

     We derive our revenues primarily from three sources: license revenues, which consist of perpetual and fixed term software license fees, maintenance revenues, consisting of fees for maintenance and support, and professional services revenues, which are comprised of fees for consulting and training. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. These estimates are made based upon all of the information available to us at the time. Material differences may result in the amount and timing of our revenue for any given period if different judgments are made or different estimates are used.

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues

     Total revenues, which consist of software licenses, maintenance and service revenue, were $4,335,000 for the three months ended March 31, 2004 and $4,309,000 for the three months ended March 31, 2003.

     Software license revenues, consisting of software licenses and subscriptions, accounted for 50% of total revenues for the three months ended March 31, 2004 and 42% of total revenues for the three months ended March 31, 2003. Software license revenues increased 20% from 1,804,000 for the three months ended March 31, 2003 to 2,168,000 for the three months ended March 31, 2004. This increase was primarily due to an increase in revenues for S-Plus and Insightful Miner both in Europe and in the U.S. We expect software license revenues to decrease slightly in the second quarter but to trend upward for the remainder of the year.

     Software maintenance revenues accounted for 38% of total revenues for the three months ended March 31, 2004 and 39% of total revenues for the three months ended March 31, 2003. Software maintenance revenue decreased 2% from $1,663,000 for the three months ended March 31, 2003 to $1,632,000 for the three months ended March 31, 2004. This decrease was primarily attributable to a decrease in maintenance renewals in 2003. We expect maintenance revenues to increase for the remainder of 2004.

     Professional services revenues generated from consulting and training activities accounted for 12% of total revenues for the three months ended March 31, 2004 and 19% of total revenues for the three months ended March 31, 2003. Professional services revenues decreased 36% from $842,000 for the three months ended March 31, 2003 to $535,000 for the three months ended March 31, 2004. This decrease was primarily due to a decrease in North American consulting revenues resulting from a smaller pipeline of projects than in the prior year period. We expect professional service revenues to increase in the second quarter based on an increase in consulting projects.

     Revenues from international operations, which include Europe and Asia Pacific, increased 5% for the three months ended March 31, 2003 from $1,336,000 to $1,400,000 for the three months ended March 31, 2004. This increase was primarily the result of increased license and maintenance revenues, particularly in our Northern European operations.

Cost of Revenues

     Total cost of revenues decreased 23% from $1,238,000 for the three months ended March 31, 2003 to $953,000 for the three months ended March 31, 2004. This decrease was due primarily to a decrease in professional service costs resulting from the cost saving measures implemented in July 2003 as part of a corporate restructuring.

     The cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance costs decreased as a percentage of revenues from 14% for the three months ended March 31, 2003 to 10% for the three months ended March 31, 2004. In January 2004, we acquired the copyrights to the software code underlying the “S” Programming language for $1.8 million resulting in a cessation of future royalty payments to Lucent Technologies after that date. The decrease in software-related costs of revenues primarily relates to a reduction in royalty costs of $214,000 due to the purchase of the “S” Programming Language, offset by $98,000 of amortization expense resulting from the purchased technology, which is being amortized over a three year period. We expect the cost of software-related revenue to remain at the current levels as a percentage of revenues for the remainder of 2004.

     The cost of professional services consists primarily of salaries and other operating costs of employees who provide consulting services and product training. The cost of professional services as a percentage of professional services revenue increased from 89% for the three months ended March 31, 2003 to 100% for the three months ended March 31, 2004. This increase is due to lower utilization as the result of fewer projects. We expect the cost of professional services to remain flat for the remainder of 2004.

Operating Expenses

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. Sales and marketing expenses decreased 17% from $1,805,000 for the three months ended March 31, 2003 to $1,493,000 for the three months ended March 31, 2004. As a percentage of total revenues, sales and marketing expenses decreased from 42% for the three months ended March 31, 2003 to 34% for the three months ended March 31, 2004. This decrease primarily relates to a reduction in force in our Swiss office in July 2003, reduced usage of outside consultants and the closing of our German office July 2003. We expect sales and marketing expenses to increase both in amount and as a percentage of revenues in 2004 as we allocate more resources to this area.

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. Net research and development expenses decreased 44% from $710,000 for the three months ended March 31, 2003 to $397,000 for the three months ended March 31, 2004. Net research and development expenses decreased as a percentage of total revenues from 16% for the three months ended March 31, 2003 to 9% for the three months ended March 31, 2004. Gross research and development expenses decreased 16% from $1,682,000 for the three months ended March 31, 2003 to $1,409,000 for the three months ended March 31, 2004. This decrease is primarily due to the reduction in force measures taken in July 2003. Funded research, which consists primarily of government grants for research projects, increased 4% from $972,000 for the three months ended March 31, 2003 to $1,012,000 for the three months ended March 31, 2004. This increase was primarily due to increased research funding for text analysis projects. We expect our gross and net research and development expenses to increase for the remainder of 2004 as we add to our development staffing and decrease our funded research by focusing our research efforts on technology that is more closely aligned with our product lines.

     General and administrative expenses, which consist primarily of salaries and related costs associated with finance, accounting, investor relations, administration and facilities activities, increased 55% from $773,000 for the three months ended March 31, 2003 to $1,197,000 for the three months ended March 31, 2004. As a percentage of total revenues, general and administrative expenses increased from 18% for the three months ended March 31, 2003, to 28% for the three months ended March 31, 2004. This increase was primarily attributable to $250,000 in legal fees incurred in resolving a dispute with Lucent Technology, and to increased insurance, compliance and audit expenses. We expect our general and administrative expenses to be slightly higher in the second quarter due to the 2003 audit investigation costs which were incurred early in the second quarter, and then to decrease to approximately $1 million per quarter for the remainder of 2004.

Other Income, Net

     Total other income and (expense), net changed from $15,000 in net income for the three months ended March 31, 2003 to a $30,000 net expense for the three months ended March 31, 2004. This change was primarily attributable to an exchange loss of $45,000 during the quarter ended March 31, 2004 related to foreign currency transactions.

Income Tax Provision

     The decrease in the tax provision from $71,000 for the three months ended March 31, 2003 to $11,000 for the three months ended March 31, 2004 primarily relates to a decrease in taxes payable for our German and French operations.

Net Income (Loss)

     Net income for the three months ended March 31, 2004 was $225,000 compared to a net loss of $355,000 for the three months ended March 31, 2003. The change in net income (loss) was primarily attributable to an increase in software license revenues and reductions in professional service costs, sales and marketing expenses and gross research and development expenses that resulted from corporate restructuring and reduction in force in July 2003, partially offset by an increase of general and administrative expenses. We expect that it will be difficult to achieve a profit in the second quarter due primarily to higher general and administrative expenses.

Liquidity and Capital Resources

     Cash and cash equivalents increased from $7.1 million at December 31, 2003 to $7.2 million at March 31, 2004. We generated $637,000 from operating activities for the three months ended March 31, 2004 compared to the use of $765,000 from operating activities for the three months ended March 31, 2003. The increase in operating cash inflows primarily relates to an increase in profitability as well as a reduction of prepaid expenses primarily related to Lucent exclusivity royalties not paid in the first quarter of 2004 due to the purchase of the “S” Programming Language and an increase of deferred revenue from the sale of our InFact product.

     Investing activities resulted in net cash outflows of $1,527,000 for the three months ended March 31, 2004 compared to $73,000 for the three months ended March 31, 2003. The increase in cash outflows from investing activities primarily relates to the purchase of the “S” Programming Language from Lucent Technologies.

     Financing activities resulted in net cash inflows of $960,000 for the three months ended March 31, 2004 compared to net cash outflows of $36,000 for the three months ended March 31, 2003. The increase in cash inflows from financing activities relates to cash received of $1,021,000 from proceeds of exercise of employee stock options and employee stock purchase plan contributions.

     In March 2004, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4.0% as of March 31, 2004, plus 1%. At March 31, 2004, no amounts had been borrowed and $1,566,000 was available for future borrowings under the line of credit facility through December 26, 2004.

     In March 2004, we also renewed a term loan and security agreement with SVB. This facility allows us to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. Through December 26, 2004, we may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. We previously borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $258,000 at March 31, 2004. These term loan advances bear interest at the prime rate, which was 4.0% as of March 31, 2004, plus 1%. Advances are repaid over a 36 or 24-month period. At March 31, 2004, $500,000 was available under this facility for future equipment borrowings through December 26, 2004.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited from paying dividends. We were in compliance with these covenants as of March 31, 2004

     The following are our contractual commitments associated with our operating and equipment financings:

	Nine Months Ending December 31,	Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Commitments:
Equipment term loan	$97,000	$129,000	$32,000	$—	$—	$—	$258,000
Operating leases	540,000	175,000	135,000	114,000	46,000	60,000	1,070,000
Total commitments	$637,000	$304,000	$167,000	$114,000	46,000	$60,000	$1,328,000

     As of March 31, 2004 we had tax net operating loss carryforwards of approximately $22 million and research and development tax credit carryforwards of approximately $2 million. The net operating loss and credit carryforwards will expire at various dates beginning 2004 through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

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

     Our product direction for the S-PLUS Product Family mirrors these data analysis industry trends. Our focus has been, and will continue to be, to build on S-PLUS’ position as a leader for statistical model prototyping and data visualization used extensively by individual statisticians building statistical models. Our vision is to continually enhance the S-PLUS product family to provide a seamless environment where sophisticated business analytics can be developed on the desktop and then deployed to production on servers handling many gigabytes of data and deployed to hundreds and even thousands of users, without the need for expensive re-implementation. We will increasingly enable S-PLUS programmers and other IT professionals to use the S-PLUS product family to deploy analytic applications to mission critical production environments.

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

     We will continue to invest in both our existing and new products, as well as in expanding our sales and marketing efforts. We anticipate that our growth will primarily be driven by software license revenues and that our professional services revenue will begin to increase. Growth for our software license and maintenance revenues will be driven primarily by our high-end products, Insightful Miner, S-PLUS Server, and our vertical application modules such as S+Finmetrics and S+ArrayAnalyzer.

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

  our primary reliance on one product family;
  our ability to penetrate new markets;
  our ability to develop, introduce and market new products on a timely basis;
  market acceptance of our products;
  our ability to compete in the highly competitive statistics, data mining and knowledge access markets;
  our ability to obtain government research contracts;
  our ability to expand our sales and support infrastructure;
  our ability to maintain our relationships with key partners;
  our ability to successfully expand our international operations;
  our ability to maintain third-party licenses;
  our inability to protect our intellectual property rights;
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

     The market for knowledge access solutions is still emerging and continued growth in demand for and acceptance of these solutions remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. We intend to spend considerable resources educating potential customers not only about our solutions but also about the value of such systems in general. Even with these educational efforts, however, market acceptance of our solutions may not increase. If our products do not achieve market acceptance, our results will suffer.

If we are unable to compete successfully in the statistics, data mining and knowledge access markets, our business will fail.

     Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and our potential customers’ information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the “S” language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

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

     Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of March 31, 2004, we had an accumulated deficit of over $30 million. In future periods we may not realize the anticipated revenue increases from our new product and positioning initiatives. In addition, we may be unable to achieve cost savings without adversely affecting our business and operating results. We may also experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     In April of 2004, we incurred approximately $276,000 in legal and accounting fees associated with an independent investigation of allegations made by a former employee that we improperly recognized services revenues in 2001 and 2002. Based on the investigation, our audit committee determined, with the advice of management, that our financial statements for the 2001 and 2002 years, and for the quarters included therein, present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows of the Company in the conformity with accounting principles generally accepted in the United States. However, the one–time charges we recorded as general and administrative expense in the second quarter will make it more difficult for us to achieve a quarterly operating profit in the second quarter of 2004.

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

     We face the risk that our systems, procedures and controls might not be adequate to support our operations, maintain accountability for our assets or ensure proper identification of, and proper accounting treatment for, our activities. Our failure to maintain and implement such adequate systems, procedures and controls could adversely our business, financial condition and results of operations. In the completion of our year–end audit, our independent auditors advised us that they observed deficiencies in the design or operation of our internal controls that, in their judgment, if not remedied could in the future adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Specifically, our independent auditors observed the following issues:

  Due to an instance of employee theft we discovered in late 2003, our independent auditors have recommended that we review all significant processes involved in the financial reporting and operating activities of the company for potential segregation-of-duties issues; review and test our expense and purchasing approval functions; and, as necessary, revise our processes and procedures around internal investigations.
  Due to challenges that we faced during the completion of our 2003 financial statement close process, our independent auditors have recommended that we initiate a study of our financial close processes, procedures and controls in order to enhance the quality, efficiency and timeliness of our financial statement preparation and to ensure proper identification and accounting treatment for our activities.

We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including costs of customizing products for foreign countries;

  export and import restrictions, tariffs and other trade barriers;

  the need to comply with multiple, conflicting and changing laws and regulations;

  reduced protection of intellectual property rights and increased liability exposure; and

  regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

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

     We have completed several acquisitions of businesses with complementary technologies or service offerings. In addition to our acquisition of Predict AG in Switzerland in September 2001, we acquired the statistics businesses of Waratah Corporation in North Carolina in July 2001, GraS Graphische Systeme GmbH in Germany in July 2001 and Sigma-Plus SA in France in July 2001. We have since closed the operation in Germany and have lost certain key personnel acquired with Predict AG in Switzerland. In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions has entailed, and may in the future entail, numerous operational and financial risks and strains, including dilution of stockholders’ equity;

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

     During 2003, our services revenues decreased 31% from the prior twelve-month period. Consulting and training (service) revenues represented 17% of our total revenues for the year ended December 31, 2003. Our service revenues may continue to decline in the near term, and our total revenue may fall as a result.

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

     Our success depends in part on our ability to protect our proprietary rights, including our “S” programming language purchased from Lucent Technologies in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

  pay damages;

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

Our stock price may be volatile.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $4.97 per share on May 5, 2004 and traded as low as $1.09 per share on May 19, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including future announcements concerning us or our competitors;
  actual or anticipated quarterly variations in operating results;
  changes in analysts’ earnings projections or recommendations;
  announcements of technological innovations;
  the introduction of new products;
  changes in product pricing policies by us or our competitors;
  loss of key personnel;
  proprietary rights litigation or other litigation; or
  changes in accounting standards that adversely affect our revenues and earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

However, in the completion of our year–end audit, our independent auditors advised us that they observed deficiencies in the design or operation of our internal controls that, in their judgment, if not remedied could in the future adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Specifically, our independent auditors observed the following issues:

  Due to an instance of employee theft we discovered in late 2003, our independent auditors have recommended that we review all significant process involved in the financial reporting and operating activities of the company for potential segregation–of–duties issues; review and test our expense and purchasing approval functions; and, as necessary, revise our processes and procedures around internal investigations.
  Due to challenges that we faced during the completion of our 2003 financial statement close process, our independent auditors have recommended that we initiate a study of our financial close process, procedures and controls in order to enhance the quality, efficiency and timeliness of our financial statement preparation and to ensure proper identification and accounting treatment for our activities.

We continue to evaluate our operational, financial, and accounting systems and our managerial controls and procedures to address these issues and to determine what additional changes, if any, might help us to manage our current operations better.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2002, Wajih Alaiyan, a former Insightful employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleges that his employment was wrongfully terminated, and he seeks an unspecified amount of damages. On December 5, 2003, a judge for the Superior Court for King County, Washington granted summary judgment in our favor and dismissed. Mr. Alaiyan has appealed the decision. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on our financial position, results of operations, and cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) See Index to Exhibits.

     (b) Reports filed on Form 8-K.

     On February 3, 2004 we filed a current report on From 8-K reporting our entering into an Assignment and License Agreement with Lucent Technologies, Inc., pursuant to which we acquired all of Lucent’s right, title and interest to Lucent’s “S” software.

     On February 18, 2004, we furnished a current report Form 8-K announcing the rescheduling of the announcement of financial results for the quarter and year ended December 31, 2004.

     On February 26, 2004, we furnished a current report Form 8-K announcing the rescheduling of the announcement of financial results for the quarter and year ended December 31, 2004.

     On March 4, 2004, we furnished a current report Form 8-K announcing our financial results for the quarter and year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2004

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs

Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

May 17, 2004

INSIGHTFUL CORPORATION

By:	/s/ Fred Schapelhouman

Fred Schapelhouman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

31.1	Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

31.2	Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

32.1	Certification of Financial Statements by Chief Executive Officer Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002