Form 10-Q
period 2004-06-30
INSIGHTFUL CORP
filed 2004-09-10
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 12,311,475 shares as of September 7, 2004.

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

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$8,552	$7,139
Trade accounts receivable, net	2,276	3,210
Other receivables	622	726
Prepaid expenses and other current assets	444	422

Total current assets	11,894	11,497

Property and equipment, net	669	984
Purchased technology, net	1,520	–
Goodwill	800	800
Other assets	54	175

	$14,937	$13,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129	$129
Accounts payable	1,228	914
Accrued payroll and payroll-related items	1,187	1,372
Accrued expenses and other current liabilities	669	1,390
Deferred revenue	5,346	5,633

Total current liabilities	8,559	9,438

Long-term debt, less current portion	96	161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	–	–
Common stock, $0.01 par value–
Authorized–20,000,000 shares
Issued and outstanding–12,311,475 and 11,474,444, shares at June 30, 2004 and December 31, 2003, respectively	123	115
Additional paid-in capital	36,170	34,319
Accumulated deficit	(29,929)	(30,454)
Other accumulated comprehensive loss- cumulative translation adjustment	(82)	(123)

Total stockholders’ equity	6,282	3,857

	$14,937	$13,456

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Software licenses	$1,851	$1,908	$4,019	$3,711
Software maintenance	1,621	1,720	3,253	3,383
Professional services and other	1,005	702	1,540	1,545

Total revenues	4,477	4,330	8,812	8,639

Cost of revenues:
Software related	448	534	865	1,062
Professional services and other	572	754	1,108	1,464

Total cost of revenues	1,020	1,288	1,973	2,526

Gross profit	3,457	3,042	6,839	6,113

Operating expenses:
Sales and marketing	1,659	1,810	3,152	3,608
Research and development	1,241	1,767	2,650	3,457
Less–Funded research	(777)	(1,112)	(1,789)	(2,085)

Research and development, net	464	655	861	1,372
General and administrative	1,019	867	2,238	1,716

Total operating expenses	3,142	3,332	6,251	6,696

Income (loss) from operations	315	(290)	588	(583)

Other income (expense), net	2	10	(35)	20

Income (loss) before income taxes	317	(280)	553	(563)
Income tax expense	(17)	(20)	(28)	(92)

Income (loss) from continuing operations	300	(300)	525	(655)
Loss from discontinued operations, net of tax	–	(137)	–	(137)

Net income (loss)	$300	$(437)	$525	$(792)

Basic and diluted net income (loss) per share – continuing operations	$0.02	$(0.03)	$0.04	$(0.06)

Basic and diluted net loss per share – discontinued operations	$–	$(0.01)	$–	$(0.01)

Basic and diluted net income (loss) per share	$0.02	$(0.04)	$0.04	$(0.07)

Weighted average common shares outstanding	12,238	11,404	11,946	11,392

Weighted average common shares assuming dilution	13,207	11,404	12,564	11,392

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2004

Operating activities:
Net income (loss)	$525	$(792)
Less–Loss from discontinued operations	–	137

Loss from continuing operations	525	(655)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in)
operating activities:
Depreciation, amortization and other non-cash charges	705	575
Changes in current assets and liabilities:
Trade and other accounts receivable	1,084	193
Prepaid expenses and other assets	(23)	(550)
Accounts payable	(194)	(21)
Accrued expenses, payroll and other current liabilities	(919)	(97)
Deferred revenue	(343)	10

Net cash provided by (used in) operating activities	835	(545)

Investing activities:
Purchases of property and equipment	(63)	(57)
Purchase of technology	(1,265)	–

Net cash used in investing activities	(1,328)	(57)

Financing activities:
Payments on long-term debt	(65)	(64)
Proceeds from exercise of stock options and employee stock
purchase plan	1,864	21

Net cash provided by (used in) financing activities	1,799	(43)

Effect of exchange rate changes on cash and cash equivalents	107	95

Net cash used in continuing operations	1,413	(550)

Net cash used in discontinued operations	–	(137)

Net increase (decrease) in cash and cash equivalents	1,413	(687)
Cash and cash equivalents, beginning of period	7,139	6,819

Cash and cash equivalents, end of period	$8,552	$6,132

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21	$11

Income taxes (refund)	$(7)	$92

Supplemental disclosure of non-cash investing information – portion of
purchased technology financed through accounts payable	$500	$–

The accompanying notes are an integral part of these consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  a) Description of Business

     Insightful Corporation and its wholly owned subsidiaries ("Insightful" or "the Company") provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. Insightful is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

     Insightful's products include InFact®, Insightful Miner, S-PLUS®, StatServer®, and S-PLUS Analytic Server®. Insightful's consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

     Insightful has been delivering data analysis solutions for 18 years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, Insightful has North American offices in New York City and North Carolina. Insightful's international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

  (b) Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Insightful's Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b) Revenue Recognition

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of software license fees earned from sales of perpetual or fixed term software licenses. Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements if sold in a bundled arrangement.

     Revenue from fixed-term licenses is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements typically call for payment within 30 to 45 days. Probability of collection is based upon the assessment of the customer's financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection. Insightful has an unconditional 30-day return policy and provides for estimated returns at the time of sale based on historical experience.

     Maintenance revenue is recognized ratably over the term of the related contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees on most of the Company's products. Maintenance services, which include unspecified product upgrades on a when-and-if available basis, are generally priced based on a percentage of the current list price of the licensed software products. Maintenance renewals are optional.

     Consulting revenues typically include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Training consists of fee based courses offered on a per attendee or a per group rate. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of maintenance contracts, consulting services and training call for payment within 30 to 45 days.

     Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above residual method criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers, or VARs, and distributors are accounted for using the sell-through method.

     If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     Cash payments received in advance of revenue recognition are recorded as deferred revenue on the accompanying consolidated balance sheets.

     The Company provides an estimated reserve for return rights at the time of sale based on historical returns experience and the Company's judgment of the likelihood of future returns.

  (c) Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, shipping fee revenue of approximately $16,000 and $29,000 for the three and six months ended June 30,2003, respectively, which was offset against software-related costs in the statements of operations in the second quarter 2003 Form 10-Q, was reclassified to software license revenues in the accompanying consolidated statements of operations.

(3) PURCHASED TECHNOLOGY

In January 2004 the Company acquired title to the software code underlying the "S" programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million payment included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition. The Company recorded the amount payable to Lucent, less the amounts owed for royalties, as purchased technology and is amortizing it to cost of revenues - software related over a 3-year estimated life. During the three and six months ended June 30, 2004 the Company recognized $146,000 and $245,000, respectively, in amortization expense included in cost of revenues - software related. Under the agreement, $1.5 million of the purchase price (less was paid in the first quarter of 2004 with the remaining $0.5 million to be paid in the first quarter of 2005. Prior to this agreement, the Company was a worldwide licensee of the "S" programming language in exchange for payment of royalties, with a minimum exclusivity fee of $450,000 per year and variable royalties of 3% to 6% of revenues. Programming related royalty costs were $13,000 for the three and six months ended June 30, 2004 and were $269,000 and $478,000 for the three and six months ended and June 30, 2003, respectively.

(4) FINANCING ARRANGEMENTS

In March 2004, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability through December 26, 2004. This facility is secured by the Company's accounts receivable and allows it to borrow up to the lesser of (a) 75% of its eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4% as of June 30, 2004, plus 1%. At June 30, 2004, no amounts had been borrowed and $966,000 was available for future borrowings under the line of credit facility.

In March 2004, the Company also renewed and modified the terms of a term loan and security agreement with SVB. This facility allows it to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. The Company had borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $225,000 at June 30, 2004. Through December 26, 2004, the Company may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. These term loan advances bear interest at the prime rate plus 1%. Advances are repaid over a 36 or 24-month period.

These credit facilities contain covenants that limit the Company's net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of June 30, 2004.

Future maturities of debt as of June 30, 2004 are:

	Six Months Ending December 31,	Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Equipment term loan	$64,000	129,000	32,000	–	–	–	$225,000

(5) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding. Stock issued and subject to restrictions is excluded from the calculation. Diluted net income (loss) per share reflects the effect of common stock equivalents, unless their effect on earnings per share is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Weighted average common shares outstanding	12,238,000	11,404,000	11,946,000	11,392,000
Effect of dilutive stock options	969,000	–	618,000	–

Weighted average common shares outstanding assuming dilution	13,207,000	11,404,000	12,564,000	11,392,000

Stock options outstanding totaling 456,000 and 424,000 for the three and six months ended June 30, 2004, respectively, and 1,782,687 and 1,902,000 for the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) is foreign currency translation adjustments. Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$300,000	$(437,000)	$525,000	$(792,000)
Change in cumulative translation adjustment	(5,000)	62,000	41,000	95,000

Comprehensive income (loss)	$295,000	$(375,000)	$566,000	$(697,000)

(7) SEGMENT REPORTING

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. In the third quarter of 2003, management defined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, continuing business segment information includes the segments of Domestic Data Analysis, International Data Analysis and Domestic Text Analysis. Segment information for the three and six months ended June 30, 2004 and 2003 has been presented in accordance with the current segment definitions. The Company measures segment performance based on their revenues and income or loss from operations. Assets are not allocated to segments for internal reporting presentations. Corporate overhead costs are included in the Domestic Data Analysis segment and are not allocated to the other individual segments. Intercompany transactions have been eliminated from the segment information and are not significant between segments.

Domestic Data Analysis	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$2,770	$2,926	$5,541	$5,676
Income (loss) from operations	$46	$(254)	$174	$(492)

International Data Analysis	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$1,559	$1,241	$2,959	$2,577
Income from operations	$145	$159	$249	$217

Domestic Text Analysis	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$148	$163	$312	$386
Income (loss) from operations	$124	$(195)	$165	$(308)

     Non-operating income and expenses are not tracked by segment.

(8) STOCK-BASED COMPENSATION

     A reconciliation of net income (loss) as reported to pro-forma net loss that includes stock-based employee compensation cost as if the fair value method had been applied to all option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$300,000	$(437,000)	$525,000	$(792,000)

Employee stock-based compensation, as reported	–	7,000	–	(124,000)
Employee stock-based compensation determined
under the fair value method	(357,000)	(242,000)	$(828,000)	(595,000)

Pro forma loss	$(57,000)	$(672,000)	$(303,000)	$(1,511,000)

Basic and diluted net income (loss) per share as reported	$0.02	$(0.04)	$0.04	$(0.07)
Pro forma basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.03)	$(0.13)

(9) BUSINESS RESTRUCTURING

During the second and third quarter of 2003, the Company reduced its headcount by 18%, or 23 employees. The reduction included employees from all functional areas of the Company, 35% of which were in Europe. In addition, as part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. The Company evaluated the goodwill acquired in the acquisition of its German business for impairment and determined no impairment occurred in the third quarter. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The restructuring charges, including charges associated with the resignation of Shawn Javid, totaled $911,000 and consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid.

     During the six months ended June 30, 2004, the Company paid $134,000 in restructuring costs and termination benefits. As of June 30, 2004, $211,000 in termination benefits remained to be paid. All termination benefits will be paid by March 31, 2005. No additional expenses are expected to be incurred in connection with this restructuring.

(10) COMMITMENTS AND CONTINGENCIES

     In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company's policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At June 30, 2004 and 2003 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

     In December 2002, a former Insightful employee filed a complaint against the Company in the Superior Court for King County, Washington. The former employee alleged that his employment was wrongfully terminated, and he sought an unspecified amount of damages. Specifically, he alleged that the Company improperly recognized services revenues in the fourth quarter of 2001 and that the Company terminated him in violation of public policy. On December 5, 2003, a judge for the Superior Court for King County granted summary judgment in the Company's favor and dismissed the case. The plaintiff has appealed the decision, and if his appeal is successful the Company will likely resume litigation in the Superior Court for King County. The Company continues to believe his lawsuit is without merit and it denies his claims. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on the Company's financial position, results of operations, and cash flows.

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

  Statements about the long-term potential of the data analysis market;

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

Description of the Company

     We provide enterprises with scalable data analysis solutions designed to facilitate decision-making by revealing patterns, trends and relationships. We are a leading supplier of software and services for the statistical analysis, data mining and knowledge access industry segments enabling customers to gain intelligence from numerical data and text.

     Our products include S-PLUS®, StatServer®, S-PLUS Analytic Server®, Insightful Miner and InFact®. Our consulting services provide specialized expertise and processes for the design, development and deployment of analytical solutions.

     We have been delivering data analysis solutions for 18 years to companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

     We originally incorporated in Massachusetts in 1984 and reincorporated in Delaware in 2001. Our headquarters and principal executive offices are located at 1700 Westlake Ave. N, Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802. Our Internet address is http://www.insightful.com. We also have North American offices in New York and North Carolina. Our international subsidiaries are located in France, Switzerland, and the United Kingdom.

Products

Data Analysis Products

  S-PLUS®

     S-PLUS is our flagship product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our award-winning object-oriented "S" programming language, to which we acquired the rights from Lucent Technologies Inc. in January 2004. Prior to that, we licensed the rights on an exclusive worldwide basis. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows and UNIX environments.

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

  Server Products®

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

Text Analysis Products

  InFact®

     We launched our text analysis product, InFact, in April 2002 to provide text analysis for knowledge workers. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact's natural language question and answer and tabular exploratory search interfaces to efficiently uncover information for which they are searching. InFact thus is designed to enable researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets.

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

  Revenue Recognition

     Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed in Note 2 of the condensed consolidated financial statements, in measuring revenues.

     We derive our revenues primarily from three sources: license revenues, which consist of perpetual and fixed term software license fees, maintenance revenues, consisting of fees for maintenance and support, and professional services revenues, which are comprised of fees for consulting and training. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific objective evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns.

     If we were to change any of these assumptions or judgments, which are made based upon all of the information available to us at the time, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Deferred revenue is recognized over time as the applicable revenue recognition criteria are satisfied.

  Sales Returns

     We provide an estimated reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our products. Refunds are provided to customers upon return to us of the complete product package, including all original materials, CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of the likelihood of future returns.

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

  Impairment of Goodwill and Other Long Lived Assets

     We evaluate goodwill arising from acquired businesses for potential impairment on an annual basis. This evaluation requires significant judgment and estimation. In addition, throughout the year we consider whether there are impairment indicators that would require an immediate evaluation of impairment. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

     Impairment losses, if any, will be charged to earnings in the period in which they are identified.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Revenues by Type

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

Software Licenses	$1,851	1,908	-3%	$4,019	3,711	8%
Software Maintenance	1,621	1,720	-6%	3,253	3,383	-4%
Professional Services and Other	1,005	702	43%	1,540	1,545	0%

Total revenues	$4,477	4,330	3%	$8,812	8,639	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(As a percent of total revenues)

Software Licenses	41%	44%	46%	43%
Software Maintenance	36%	40%	37%	39%
Professional Services and Other	23%	16%	17%	18%

Total revenues	100%	100%	100%	100%

     Software license revenues, consisting of software licenses and subscriptions decreased slightly for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due primarily to a lower average deal size and the positive effect on revenues for the three months ended June 30, 2003 of a pre-announcement prior to June 30, 2003 of a product price increase that took place on July 1, 2003. Software license revenues increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a first quarter 2004 increase in revenues for S-Plus and Insightful Miner when compared to the first quarter of 2003.

     Software maintenance revenues decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. This decrease was attributable to a decrease in maintenance renewals during the second and third quarters of 2003.

     The increase in professional services and other revenues for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 relates to a better emphasis on training and consulting to existing customers. Revenues remained consistent for the six-month periods ended June 30, 2004 and 2003 because the increase during the three months ended June 2004 compared to the three months ended June 30, 2003 was offset by a decrease in revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease during the first quarter was primarily due to a decrease in North American consulting revenues resulting from a smaller pipeline of projects than in the prior year period. We expect professional services revenue to represent a lower percentage of total revenues in the future than the 23% of total revenues it represented for the three months ended June 30, 2004.

     Revenues by Segment and Geography

     We operate in three segments: Domestic Data Analysis, International Data Analysis, and Domestic Text Analysis and we have international operations primarily in Europe and Asia. Revenues by segment and geography are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

Domestic Data Analysis	$2,770	2,926	-5%	$5,541	5,676	-2%
International Data Analysis	1,559	1,241	26%	2,959	2,577	15%
Domestic Text Analysis	148	163	-9%	312	386	-19%

Total revenues	$4,477	4,330	3%	$8,812	8,639	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(As a percent of total revenues)

Domestic Data Analysis	62%	67%	63%	66%
International Data Analysis	35%	29%	34%	30%
Domestic Text Analysis	3%	4%	3%	4%

Total revenues	100%	100%	100%	100%

     The decrease in domestic data analysis revenues for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is due primarily to a lower average deal size and the positive effect on revenues for the three months ended June 30, 2003 of a pre-announcement prior to June 30, 2003 of a product price increase that took place on July 1, 2003. The decrease in domestic data analysis revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is due to the lower average deal size and price increase described above as well as lower professional services and other revenues resulting from a smaller pipeline of projects partially offset by an increase in revenues for S-Plus and Insightful Miner during the first quarter 2004 when compared to the first quarter of 2003.

     The increase in international data analysis revenues for the three and six month periods ended June 30, 2004 when compared to the three and six months ended June 30, 2003 is primarily attributable to increased professional services and other revenues resulting from a better emphasis on training and consulting to existing customers as well as increased software license sales.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

Software Related	$448	534	-16%	$865	1,062	-19%
Professional Services and Other	572	754	-24%	1,108	1,464	-24%

Total revenues	$1,020	1,288	-21%	$1,973	2,526	-22%

Software related as a percentage of software
license and maintenance revenue	13%	15%		12%	15%
Professional services and other as a percentage of
professional services and other revenue	57%	107%		72%	95%

     Cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance costs decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 due primarily to a reduction in royalty costs resulting from the January 2004 acquisition of the copyrights to the software code underlying the "S" Programming language. Our "S" programming related royalty costs in the three and six months ended June 30, 2003 were $269,000 and $478,000, respectively. Amortization of the "S" Programming acquisition cost was $146,000 and $245,000 during the three and six months ended June 30, 2004, respectively. We expect the cost of software-related revenue to remain at the current levels as a percentage of revenues for the remainder of 2004.

     Cost of professional services and other consists primarily of salaries and other operating costs of employees who provide consulting services and training. Cost of professional services decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to cost saving measures implemented in July 2003 as part of a corporate restructuring. The decrease in cost of professional services and other as a percentage of related revenue for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 decreased primarily due to improved utilization and billable productivity of professional staff during the second quarter of 2004. We expect the cost of professional services to remain flat for the remainder of 2004.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

Sales and Marketing	$1,659	1,810	-8%	$3,152	3,608	-13%
As a percentage of total revenues	37%	42%		36%	42%

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. The decrease in sales and marketing expenses for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily relates to a reduction of headcount in our Swiss office, the closing of our German office as part of our business restructuring that began in July 2003 and reduced usage of outside consultants.

Research and Development, Net

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

Research and Development	$1,241	1,767	-30%	$2,650	3,457	-23%
Less- Funded Research	(777)	(1,112)	-30%	(1,789)	(2,085)	-14%

Research and development, net	$464	655	-29%	$861	1,372	-37%

As a percentage of total revenues	10%	15%		10%	16%

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. The decrease in research and development expenses for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 relates primarily to the business restructuring begun in July 2003. Funded research, which consists primarily of government grants for research projects, decreased for the three months and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 due to our narrowing our research efforts on technology that is more closely aligned with our product lines. We expect our gross and net research and development expenses to increase for the remainder of 2004 as we add to our development staffing and continue to narrow our funded research focus.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Change	2004	2003	Change

	(Dollars in thousands)

General and Administrative	$1,019	867	18%	$2,238	1,716	30%
As a percentage of total revenues	23%	20%		25%	20%

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, legal, corporate governance, investor relations, administration and facilities. The increase for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 are primarily attributable to the cost of our independent investigation of issues related to our 2003 audit.. The increase for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 relate to second quarter 2004 independent investigation costs, and first quarter 2004 legal fees in the amount of $250,000 incurred in resolving a dispute with Lucent Technology and increased insurance, compliance and audit expenses.

Other Income, Net

     Total other income and (expense), net changed from $10,000 of income for the three months ended June 30, 2003 to $2,000 of income for the three months ended June 30, 2004. Total other income and (expense), net changed from $20,000 of income for the six months ended June 30, 2003 to $35,000 of expense for the six months ended June 30, 2004. The change for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to an exchange loss of $45,000 during the quarter ended March 31, 2004 related to foreign currency transactions.

Income Tax Provision

     The decrease in the tax provision from $20,000 and $92,000 for the respective three and six months ended June 30, 2003 to $17,000 and $28,000 for the respective three and six months ended June 30, 2004 relates to a decrease in taxes owed for our international operations.

Loss from Discontinued Operations, net of tax

     Discontinued Operations consisted of our sale of the operations of our Engineering and Education Products Division (EEPD) in January 2001. The loss from discontinued operations, net of tax of $137,000 for the three and six months ended June 30, 2003 resulted from the recording of additional accrued expenses for third party contractual commitments based on an analysis of the liabilities related to EEPD. We had no discontinued operations for the three and six months ended June 30, 2004.

Net Income (Loss)

     Net income for the three months ended June 30, 2004 was $300,000 compared to a net loss of $(437,000) for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $525,000 compared to a net loss of $(792,000) for the six months ended June 30, 2003. The changes in net income (loss) are due to the changes in revenues, costs of revenues, expenses, other income, net, income tax provision, and loss from discontinued operations described above.

Liquidity and Capital Resources

     Cash and cash equivalents increased from $7,139,000 at December 31, 2003 to $8,552,000 at June 30, 2004. We generated $835,000 from operating activities for the six months ended June 30, 2004 compared to the use of $494,000 from operating activities for the six months ended June 30, 2003. The increase in operating cash inflows primarily relates to an increase in profitability as well as a reduction of trade and other accounts receivable, partially offset by decreases in current liabilities.

     Investing activities resulted in net cash outflows of $1,328,000 for the six months ended June 30, 2004 compared to $108,000 for the six months ended June 30, 2003. The increase in cash outflows from investing activities primarily relates to the purchase of the "S" programming language from Lucent Technologies.

     Financing activities resulted in net cash inflows of $1,799,000 for the six months ended June 30, 2004 compared to net cash outflows of $43,000 for the six months ended June 30, 2003. The increase in cash inflows from financing activities relates to our receipt proceeds from the exercise of employee stock options and contributions to our employee stock purchase.

     In March 2004, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability through December 26, 2004. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4% as of June 30, 2004, plus 1%. At June 30, 2004, no amounts had been borrowed and $966,000 was available for future borrowings under the line of credit facility.

     In March 2004, we also renewed and modified the terms of a term loan and security agreement with SVB. This facility allows us to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. We had borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $225,000 at June 30, 2004. Through December 26, 2004, we may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. These term loan advances bear interest at the prime rate, which was plus 1%. Advances are repaid over a 36 or 24-month period.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of June 30, 2004.

     The following are our contractual commitments associated with our operating lease and equipment financings:

	Six Months Ending December 31,	Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Commitments:
Equipment term loan	$64,000	$129,000	$32,000	$–	$–	$–	$225,000
Operating leases	330,000	605,000	581,000	451,000	46,000	60,000	2,073,000

Total commitments	$394,000	$734,000	$613,000	$451,000	$46,000	$60,000	$2,298,000

     As of June 30, 2004 we had tax net operating loss carryforwards of approximately $22 million and research and development tax credit carryforwards of approximately $2 million. The net operating loss and credit carryforwards will expire at various dates beginning 2004 through 2021, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we could deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute stockholder ownership interest in Insightful.

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

  our ability to obtain government contracts and research grants;

  our ability to expand our sales and support infrastructure;

  our ability to maintain our relationships with key partners;

  our ability to successfully expand our international operations;

  our ability to maintain third-party licenses;

  our inability to protect our intellectual property rights;

  integration of our new key management team members;

  unanticipated legal costs;

  uncertain costs associated with being a public company, such as the cost of being complaint with the provisions of Sarbanes Oxley;

  our ability to attract and retain key employees or management team members; and

  general economic conditions, which may affect our customers' purchasing decisions.

Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results.

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

  the amount of unfulfilled orders for our products is typically small ; and

  delay of new product releases can result in a customer's decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

     Even though our revenues are difficult to predict with certainty, we base our decisions regarding many of our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

If potential customers do not continue to purchase the S-PLUS product family, our revenues and operating results will be adversely affected.

     License revenues from the S-PLUS product and add-on modules account for nearly all of our license revenues. Our newest products, In Fact and Insightful Miner, have not contributed consistent revenues to date. We expect license revenues from the S-PLUS product family to continue to account for a substantial majority of our future revenues. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues and operating results will be adversely affected.

If we are unable to penetrate new end-user markets with our current and future products, the growth of our business will be limited.

     We focus our statistics business on two vertical markets: financial services and pharmaceuticals. In order to grow our business, we will need to expand into new end-user markets within these two vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to simultaneously invest in the scalability and deployability of our statistics product offerings and in the further development and enhancement of our data mining and knowledge access products. These simultaneous investments may strain our financial resources and diffuse management's time and attention. If any of these initiatives fails, our business will not grow and could fail.

Many potential customers are not yet aware of the benefits of knowledge access solutions utilizing relationship search capabilities, and our products may not achieve market acceptance.

     One of our newest products, In Fact, targets the knowledge access market. This product has not contributed substantial revenues to date. The market for knowledge access solutions is still emerging and any growth in demand for and acceptance of these solutions remains uncertain. Even if this market grows, businesses may purchase our competitors' solutions or develop their own. If In Fact does not achieve market acceptance, our results will suffer.

If we are unable to compete successfully in the statistics, data mining and knowledge access markets, our business will fail.

     Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and our potential customers' information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the "S" language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications .

     In the data mining and knowledge access market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

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

     We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our annual results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

     We are working to align our research and development efforts to ensure that we only pursue projects that directly support our business strategy. Through this alignment, we expect to apply for and receive fewer government research contracts, which could reduce the offsets to our research and development expenses and thereby harm our operating results.

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

     To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and place orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining both telesales and direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants. If we experience difficulty in recruiting and retaining qualified telesales and direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.

     We rely on our existing relationships with a number of key partners, including system integrators, VARs, distributors and third-party technology vendors that are important to worldwide sales and marketing of our solutions. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with other key partners. These key partners often provide enterprise software, consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution.

Our sales cycle is variable, and sales delays could cause our operating results to fluctuate, which could cause a decline in our stock price.

     An enterprise's decision to purchase statistics, data mining and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in 2002, 2003 and the first six months of 2004 and we expect to continue to experience longer sales cycles at least through the remainder of 2004. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

We have incurred losses in recent periods, and may continue to do so, which could cause a decrease in our stock price.

     Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of June 30, 2004, we had an accumulated deficit of over $30 million. We achieved only slight profits in recent quarters, and a small shortfall in revenue or unexpected increase in expenses, could again cause us to suffer a quarterly net loss. We may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     We believe that we may need to significantly increase our product development and professional services personnel costs to expand our market position and further increase acceptance of our products . We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

If we are unable to comply with the requirements for quotation on the NASDAQ Stock Market and we lose our quotation on NASDAQ, the liquidity and market price of our common stock would likely decline.

     On August 17, 2004, we received a NASDAQ Staff Determination indicating that we failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that our common stock is therefore subject to removal from quotation on the NASDAQ Stock Market. The Staff Determination relates to our failure to file this quarterly report before the applicable filing deadline. We intend to appeal the Staff Determination to the NASDAQ Listing Qualifications Panel and have scheduled a hearing for September 17, 2004. Even though we now have filed this quarterly report, Nasdaq may delist our common stock after the September 17 hearing.

     If we lose our quotation on NASDAQ, our common stock would probably be quoted on the OTC Bulletin Board or the National Quotation Service Bureau (the "Pink Sheets") for unsolicited trading. If we lose our quotation on the NASDAQ Stock Market, it could impair the liquidity of our common stock and likely would result in a decline in the market price of our common stock.

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be adversely affected.

     We face the risk that our systems, procedures and controls might not be adequate to support our operations, maintain accountability for our assets or ensure proper identification of, and proper accounting treatment for, our activities. Our failure to maintain and implement such adequate systems, procedures and controls could adversely impact our business, financial condition and results of operations. In the completion of our year-end audit, our former independent auditors advised us that they observed significant deficiencies in the design or operation of our internal controls that, in their judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Specifically, our former auditors communicated to us the following reportable conditions:

  that our close process, both domestically and internationally was not performed on a timely basis resulting in a large number of adjustments generated by both us and the our former independent auditors;

  there was a lack of adequate detailed review resulting in errors requiring adjusting entries during audit fieldwork;

  our accounting department was understaffed.

  we had a lack of segregation of duties surrounding the purchasing, receiving and authorization functions.

     As a result of these deficiencies our former independent auditors made the following recommendations:

  that we review all significant processes involved in the financial reporting and operating activities of the company for potential segregation-of-duties issues; review and test our expense and purchasing approval functions; and, as necessary, revise our processes and procedures around internal investigations.

  that we perform a detailed critique of our financial statement close process, domestically as well as internationally including implementing and documenting recurring close procedures and assessing our staffing levels.

     We have implemented efforts to address these internal control deficiencies, but they might not prove adequate. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We expect to incur significant expenditures to enhance our information technology resources to improve our financial and managerial systems. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including :

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

Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies increased both our European revenues and expenses in 2003 [and the first six months of 2004]. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

Delivery of our solution may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

     We incorporate into our products software that is licensed to us by third-party software developers. The third-party software currently offered in conjunction with our solution may become obsolete or incompatible with future versions of our products. Further, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration, and some of these third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price.

We may be unable to obtain funding that may be necessary to support the expansion of our business.

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

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for at least the next twelve months. However, if during that time the market for our products worsens, or if other unforeseen events should occur, we may need additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. If our newer products require substantial investment in order to make them commercially viable, we may need to seek additional funding or we may be forced to discontinue further investment in them. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all. If our common stock is delisted from Nasdaq, it will be much more difficult for us to obtain funds through any equity financing.

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

Global economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and knowledge access software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Continued soft demand for computer software caused by a weakened economy, both domestic and international, may affect our sales and may continue to result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may experience difficulties in collecting outstanding receivables from our customers.

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

If we do not retain our key employees or management team our ability to execute our business strategy will be limited.

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. In addition, departures of key executives could adversely impact our reputation. We may be unable to attract and retain such personnel in the future. In addition, due to competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. The market price of our common stock has declined in 2004. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected. Our key employees are not obligated to continue their employment with us and could leave at any time.

Integration of our new directives and management team could disrupt our business and the execution of our strategy.

     Substantially all of our executive leadership team has been replaced in the last twelve months. Since January 2004, we hired a new Chief Executive Officer and Chief Financial Officer. We also currently in the process of replacing our recently departed Senior Vice President of Marketing and Vice President of Research and Development. Finally, we have appointed two new members to our board of directors and audit committee. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner.

     The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet and commercial acceptance of open source software, such as R, could change the way software is sold or delivered. We may also need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

     To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and development personnel may harm our ability to innovate and compete. We may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

     Our success depends in part on our ability to protect our proprietary rights, including our "S" programming language purchased from Lucent Technologies in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a `shrink-wrap' license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.

     In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and the functionality of products and services overlap. Infringement litigation could also force us to:

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

Our stock price may be volatile.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $4.97 per share on May 5, 2004 and traded as low as $1.09 per share on May 19, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the potential delisting of our common stock by Nasdaq;

  future announcements concerning us or our competitors;

  actual or anticipated quarterly variations in operating results;

  changes in analysts' earnings projections or recommendations;

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

Disclosure Controls and Procedures

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

Internal Controls over Financial Reporting

     During our audit for the year ended December 31, 2003, our former independent auditors advised us that they observed significant deficiencies in the design or operation of our internal controls that, in their judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Specifically, our former auditors communicated to us the following reportable conditions:

  that our close process, both domestically and internationally was not performed on a timely basis resulting in a large number of adjustments generated by both us and the our former independent auditors;

  there was a lack of adequate detailed review resulting in errors requiring adjusting entries during audit fieldwork;

  our accounting department was understaffed; and

  we had a lack of segregation of duties surrounding the purchasing, receiving and authorization functions.

     Since that time, we have performed a critique of our close process and redefined close procedures and documented a close calendar. The close procedures include detailed and documented reviews. In addition, we assessed our staffing levels worldwide and have hired new accounting personnel both domestically and internationally. We hired a new Chief Financial Officer and appointed a new Audit Committee Chairman, both with strong backgrounds in accounting and public company financial reporting. Finally, we segregated the duties surrounding the purchasing, receiving and authorization functions.

Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

     In December 2002, a former Insightful employee filed a complaint against us in the Superior Court for King County, Washington. The former employee alleged that his employment was wrongfully terminated, and he sought an unspecified amount of damages. Specifically, he alleged that we improperly recognized services revenues in the fourth quarter of 2001 and that we terminated him in violation of public policy. On December 5, 2003, a judge for the Superior Court for King County granted summary judgment in our favor and dismissed the case. The plaintiff has appealed the decision, and if his appeal is successful we will likely resume litigation in the Superior Court for King County. We continue to believe his lawsuit is without merit and we deny his claims. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on our financial position, results of operations, and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

     We held our 2004 annual meeting of stockholders on June 11, 2004 at the offices of Orrick, Herrington & Sutcliffe LLP in Seattle, Washington. A total of 11,152,005 shares of common stock (representing 91% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum for purposes of the meeting. At the annual meeting, Jeffrey E. Coombs and Samuel R. Meshberg were each elected to serve as Class II directors, each to hold office for a three-year term or until his successor is elected and qualified. Each of the incumbent Class II directors who stood for reelection was elected with the following voting results:

Nominee	Votes for	Votes Withheld

Jeffrey E. Coombs	11,050,547	101,458
Samuel R. Meshberg	11,137,680	14,325

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

(b)	Reports filed on Form 8-K.

     On April 14, 2004, we filed a current report on Form 8-K, announcing the filing of our annual report on Form 10-K following the completion of our investigation related to the audit for the year ended December 31, 2003.

     On May 15, 2004, we furnished a current report Form 8-K announcing our financial results for the quarter ended March 31, 2004.

     On June 10, 2004, we filed a current report on Form 8-K, reporting the resignation of Ernst & Young LLP as our independent auditors and the resignation of Fred Schapelhouman as our Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2004

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs

Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

September 10, 2004

INSIGHTFUL CORPORATION

By:	/s/ Richard P. Barber

Richard P. Barber
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the Registrant (Exhibit 3.2) (A)

31.1	Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

31.2	Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002 (B)

32.1	Certification of Financial Statements by Chief Executive Officer Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

(A) Incorporated by reference to the designated exhibit included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.