Form 10-Q/A
period 2004-06-30
INSIGHTFUL CORP
filed 2004-09-21
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2004 solely to correct one typographical error contained in the Consolidated Financial Statements contained in Item 1 of Part I of Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2004.

     The Condensed Consolidated Statements of Cash Flows contained two columns, indicating the results for the six months ended June 30, 2004 as compared to the same period in 2003. The column headers were erroneously reversed. This transposition occurred during the preparation of the document for electronic filing on EDGAR.

     Except for correcting the error noted above, no other information is being amended by this Form 10-Q/A. The Company has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Company's filing of the original Form 10-Q.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Operating activities:
Net income (loss)	$525	$(792)
Less–Loss from discontinued operations	–	137

Loss from continuing operations	525	(655)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in)
operating activities:
Depreciation, amortization and other non-cash charges	705	575
Changes in current assets and liabilities:
Trade and other accounts receivable	1,084	193
Prepaid expenses and other assets	(23)	(550)
Accounts payable	(194)	(21)
Accrued expenses, payroll and other current liabilities	(919)	(97)
Deferred revenue	(343)	10

Net cash provided by (used in) operating activities	835	(545)

Investing activities:
Purchases of property and equipment	(63)	(57)
Purchase of technology	(1,265)	–

Net cash used in investing activities	(1,328)	(57)

Financing activities:
Payments on long-term debt	(65)	(64)
Proceeds from exercise of stock options and employee stock
purchase plan	1,864	21

Net cash provided by (used in) financing activities	1,799	(43)

Effect of exchange rate changes on cash and cash equivalents	107	95

Net cash used in continuing operations	1,413	(550)

Net cash used in discontinued operations	–	(137)

Net increase (decrease) in cash and cash equivalents	1,413	(687)
Cash and cash equivalents, beginning of period	7,139	6,819

Cash and cash equivalents, end of period	$8,552	$6,132

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21	$11

Income taxes (refund)	$(7)	$92

Supplemental disclosure of non-cash investing information – portion of
purchased technology financed through accounts payable	$500	$–

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