Form 10-Q
period 2004-09-30
INSIGHTFUL CORP
filed 2004-11-15
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Common Stock, $0.01 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

     The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 12,366,842 shares as of November 1, 2004.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003

	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,568	$7,139
Trade accounts receivable, net	3,468	3,210
Other receivables	448	726
Prepaid expenses and other current assets	478	422

Total current assets	12,962	11,497

Property and equipment, net	540	984

Purchased technology, net	1,373	-

Goodwill	800	800

Other assets	60	175

	$15,735	$13,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$129	$129
Accounts payable	1,219	914
Accrued payroll and payroll-related items	1,350	1,372
Accrued expenses and other current liabilities	561	1,390
Deferred revenue	5,558	5,633

Total current liabilities	8,817	9,438
Long-term debt, less current portion	64	161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	-	-
Common stock, $0.01 par value–
Authorized–20,000,000 shares
Issued and outstanding–12,319,525 and 11,474,444, shares at September 30, 2004 and December 31, 2003, respectively	123	115
Additional paid-in capital	36,177	34,319
Accumulated deficit	(29,320)	(30,454)
Other accumulated comprehensive loss-cumulative translation adjustment	(126)	(123)

Total stockholders’ equity	6,854	3,857

	$15,735	$13,456

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues:
Software licenses	$2,164	$1,855	$6,183	$5,566
Software maintenance	1,626	1,627	4,879	5,010
Professional services and other	979	555	2,519	2,100

Total revenues	4,769	4,037	13,581	12,676

Cost of revenues:
Software related	390	527	1,255	1,537
Professional services and other	526	511	1,634	2,027

Total cost of revenues	916	1,038	2,889	3,564

Gross profit	3,853	2,999	10,692	9,112

Operating expenses:
Sales and marketing	1,678	1,671	4,830	5,286
Research and development	1,342	1,646	3,992	5,095
Less–Funded research	(650)	(1,180)	(2,439)	(3,264)

Research and development, net	692	466	1,553	1,831
General and administrative	961	986	3,199	2,703
Restructuring charges	-	911	-	911

Total operating expenses	3,331	4,034	9,582	10,731

Income (loss) from operations	522	(1,035)	1,110	(1,619)

Other income, net	90	61	55	81

Income (loss) before income taxes	612	(974)	1,165	(1,538)

Income tax expense	3	16	31	107

Income (loss) from continuing operations	609	(990)	1,134	(1,645)

Loss from discontinued operations, net of tax	-	-	-	(137)

Net income (loss)	$609	$(990)	$1,134	$(1,782)

Basic and diluted net income (loss) per share – continuing operations	$0.05	$(0.09)	$0.09	$(0.15)

Basic and diluted net loss per share – discontinued operations	$-	$-	$-	$(0.01)

Basic and diluted net income (loss) per share	$0.05	$(0.09)	$0.09	$(0.16)

Weighted average common shares outstanding	12,312	11,404	12,072	11,396

Weighted average common shares assuming dilution	12,572	11,404	12,768	11,396

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2004	2003

Operating activities:
Net income (loss)	$1,134	$(1,782)
Less–Loss from discontinued operations	-	137

Loss from continuing operations	1,134	(1,645)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	1,059	1,253
Stock-based compensation	5	(105)
Changes in current assets and liabilities:	-	-
Trade accounts receivable	(265)	524
Other receivables	278	(25)
Prepaid expenses and other assets	(63)	(323)
Accounts payable	(196)	(85)
Accrued payroll and payroll-related items	(24)	(257)
Accrued expenses and other current liabilities	(832)	419
Deferred revenue	(82)	(378)

Net cash provided by (used in) operating activities	1,014	(653)

Investing activities:
Purchases of property and equipment	(104)	(145)
Purchases of other non-current assets	-	(52)
Purchase of technology	(1,265)	-

Net cash used in investing activities	(1,369)	(197)

Financing activities:
Payments on debt	(97)	(96)
Proceeds from exercise of stock options and employee stock purchase plan	1,861	25

Net cash provided by (used in) financing activities	1,764	(71)

Effect of exchange rate changes on cash and cash equivalents	20	17

Net cash used in continuing operations	1,429	(904)

Net cash used in discontinued operations	–	(137)

Net increase (decrease) in cash and cash equivalents	1,429	(1,041)

Cash and cash equivalents, beginning of period	7,139	6,819

Cash and cash equivalents, end of period	8,568	5,778

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24	$16
Income taxes (refund)	(1)	$128
Supplemental disclosure of non-cash investing information – portion of purchased technology financed through accounts payable	$500

The accompanying notes are an integral part of these consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2004

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  a) Description of Business

     Insightful Corporation and its wholly owned subsidiaries (“Insightful” or “the Company”) provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. Insightful is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

     Insightful’s products include InFact®, Insightful Miner, S-PLUS® and S-PLUS Server. Insightful’s consulting services and training provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

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

  (b) Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Insightful’s Annual Report on Form 10-K. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b) Revenue Recognition

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of software license fees earned from sales of perpetual or fixed term software licenses. Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements if sold in a bundled arrangement.

     Revenue from fixed-term licenses is recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied. Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value of the undelivered non-essential elements is deferred and subsequently recognized when earned. Insightful has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements in North America typically call for payment within 30 to 45 days, while standard terms in other areas of the world may be longer. Probability of collection is based upon the assessment of the customer’s financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is used to evaluate probability of collection. Insightful has an unconditional 30-day return policy and provides for estimated returns at the time of sale based on historical experience.

     Maintenance revenue is recognized ratably over the term of the related maintenance contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees on most of the Company’s products. Maintenance services, which include unspecified product upgrades on a when-and-if available basis, are generally priced based on a percentage of the current list price of the licensed software products. Maintenance renewals are optional.

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

  (c) Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees”. Accordingly, the Company records deferred compensation costs related to its employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during any period presented.

     An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (collectively referred to as “SFAS 123”). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

     As required by SFAS 123, summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss) as reported	$609	$(990)	$1,134	$(1,782)
Employee stock-based compensation, as reported	—	19	—	(105)
Employee stock-based compensation determined under the fair value method	(63)	(337)	(889)	(953)

Pro forma net income (loss)	$546	$(1,308)	$245	$(2,840)

Basic and diluted net income (loss) per share as reported	$0.05	$(0.09)	$0.09	$(0.16)
Pro forma basic and diluted net income (loss) loss per share	$0.04	$(0.11)	$0.02	$(0.25)

  (d) Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, shipping fee revenue of approximately $13,000 and $42,000 for the three and nine months ended September 30, 2003, respectively, which was offset against software-related costs in the statements of operations in the second quarter 2003 Form 10-Q, was reclassified to software license revenues in the accompanying consolidated statements of operations.

(3) PURCHASED TECHNOLOGY

     In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to cost of revenues - software related over a 3-year estimated life. During the three and nine months ended September 30, 2004 the Company recognized $147,000 and $442,000, respectively, in amortization expense related to this technology. Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 with the remaining $0.5 million to be paid in the first quarter of 2005.

     Prior to this agreement, the Company was a worldwide licensee of the “S” programming language in exchange for payment of royalties, with a minimum exclusivity fee of $450,000 per year and variable royalties of 3% to 6% of revenues. “S” programming language related royalty costs were $13,000 for the three and nine months ended September 30, 2004 and were $204,000 and $682,000 for the three and nine months ended September 30, 2003, respectively.

(4) FINANCING ARRANGEMENTS

     In March 2004, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability through December 26, 2004. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of (a) 75% of its eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4.75% as of September 30, 2004, plus 1%. At September 30, 2004, no amounts had been borrowed and $1,727,000 was available for future borrowings under the line of credit facility.

     In March 2004, the Company also renewed and modified the terms of a term loan and security agreement with SVB. This facility allows it to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $193,000 at September 30, 2004. Through December 26, 2004, the Company may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. These term loan advances bear interest at the prime rate plus 1%. Advances are repaid over a 36 or 24-month period.

     These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of September 30, 2004.

     Future maturities of debt as of September 30, 2004 are (in thousands):

	Before December 31,	Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Equipment term loan	$32	$129	$32	—	—	—	$193

(5) NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Shares used in basic net income (loss) per share computation	12,312	11,404	12,072	11,396
Effect of dilutive potential common shares resulting from stock options	260	—	696	—

Shares used in diluted net income (loss) per share computation	12,572	11,404	12,768	11,396

     The dilutive impact of the Company’s stock options is calculated using the treasury stock method, based on the average share price of the Company’s common stock. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock.

     The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Weighted-average stock options excluded from the computation of diluted net income (loss)	1,431	2,983	554	3,025

(6) OTHER COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) is foreign currency translation adjustments. Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss)	$609	$(990)	$1,134	$(1,782)
Change in cumulative translation adjustment	(44)	77	(3)	18

Comprehensive income (loss)	$565	$(913)	$1,131	$(1,764)

(7) SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Continuing business segment information includes the segments of North American Data Analysis, International Data Analysis and North American Text Analysis. The Company measures segment performance based on their revenues and operating income and loss. Assets are not allocated to segments for internal reporting presentations. Corporate overhead costs, which are included in the North American Data Analysis segment, are not allocated to the International Data Analysis and North American Text Analysis segments. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment.

North American Data Analysis	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues	$2,947	$2,722	$8,499	$8,390
Loss from operations	$(57)	$(922)	$(441)	$(1,520)

International Data Analysis	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues	$1,542	$1,177	$4,490	$3,763
Income (loss) from operations	$628	$(46)	$1,619	$277

North American Text Analysis	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues	$280	$138	$592	$523
Loss from operations	$(49)	$(67)	$(68)	$(376)

(8) BUSINESS RESTRUCTURING

     During the third quarter of 2003, the Company reduced its headcount by 18%, or 23 employees. The reduction included employees from all functional areas of the Company, 35% of which were in Europe. In addition, as part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The restructuring charges, including charges associated with the resignation of Shawn Javid, totaled $911,000 and consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid.

     During the nine months ended September 30, 2004, the Company paid $187,000 in restructuring costs. As of September 30, 2004, $134,000 in termination benefits remained to be paid. All termination benefits will be paid by March 31, 2005. No additional expenses are expected to be incurred in connection with this restructuring.

(9) COMMITMENTS AND CONTINGENCIES

     In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At September 30, 2004 and 2003 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

     In December 2002, a former Insightful employee filed a complaint against the Company in the Superior Court for King County, Washington. The former employee alleged that his employment was wrongfully terminated, and he sought an unspecified amount of damages. Specifically, he alleged that the Company improperly recognized services revenues in the fourth quarter of 2001 and that the Company terminated him in violation of public policy. On December 5, 2003, a judge for the Superior Court for King County granted summary judgment in the Company’s favor and dismissed the case. The plaintiff has appealed the decision, and if his appeal is successful the Company will likely resume litigation in the Superior Court for King County. The Company continues to believe his lawsuit is without merit and it denies his claims. An evaluation of the likelihood of an adverse outcome cannot be expressed with sufficient certainty at this time. An unfavorable outcome could have a materially adverse effect on the Company’s financial position, results of operations, and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about expected future trends for sales of our products and services;

•	Statements about the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

     Our products include S-PLUS®, S-PLUS Server, Insightful Miner and InFact®. Our consulting services provide specialized expertise and processes for the design, development and deployment of analytical solutions.

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

Products

Data Analysis Products

S-PLUS®

     S-PLUS is our flagship product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our award-winning object-oriented “S” programming language, to which we acquired the rights from Lucent Technologies Inc. in January 2004. Prior to that, we licensed the rights on an exclusive worldwide basis. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows and UNIX environments.

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

Maintenance and Services

     We deliver support for our data analysis products through our maintenance, consulting, and training services.

     We offer unspecified product updates and product upgrades and customer support services under an annual maintenance agreement. Our consulting organization provides fee-based services, including deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful offices, at the customer’s site, or at other prearranged sites for larger customer groups.

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

     Bad Debts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts and reviewing the current credit-worthiness of our customers. Customer credit worthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

     Impairment of Goodwill and Other Long Lived Assets

     We evaluate goodwill arising from acquired businesses for potential impairment on an annual basis, during the fourth quarter. This evaluation requires significant judgment and estimation. In addition, throughout the year we consider whether there are impairment indicators that would require an immediate evaluation of impairment. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Revenues by Type

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase (Decrease)

	2004	2003		2004	2003

Revenues (in thousands):
Software licenses	$2,164	$1,855	17%	$6,183	$5,566	11%
Software maintenance	1,626	1,627	—	4,879	5,010	(3	) %
Professional services and other	979	555	76%	2,519	2,100	20%

Total	$4,769	$4,037	18%	13,581	12,676	7%

Revenues by type (as% of total revenues):
Software licenses	45%	46%		46%	44%
Software maintenance	34%	40%		36%	40%
Professional services and other	21%	14%		18%	16%

Total	100%	100%		100%	100%

     Software license revenues, consisting of software licenses and subscriptions, increased for the three months ended September 30, 2004, as compared to the same period of 2003, due primarily to the increase in  sales of S-Plus products, primarily as a result of  successful efforts in closing transactions in our pipeline. The increase in software licenses revenue is also due to the increased sales of server products, toolkits and InFact products, including related InFact subscriptions, offset by a decline in software license revenues from sales of Insightful Miner.

     Software license revenues increased for the nine months ended September 30, 2004, as compared to the same period of 2003, primarily due to the increase in revenues from S-PLUS licenses and, to a lesser extent, due to the increase in revenues from Insightful Miner in the first and second quarter of 2004, as compared to the corresponding quarters of 2003.

     Software maintenance revenues remained comparable for both three months periods ended September 30, 2003 and September 30, 2004 and decreased for the nine months ended September 30, 2004, as  compared to same period of 2003. This decrease for the nine months ended September 30, 2004, as compared to the same period of 2003, is attributable to a decrease in maintenance renewals in the second and third quarters of 2003.

     The increase in professional services and other revenues for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, relates to better utilization of our professional staff resulting from our increased focus on training and consulting, as we updated and broadened the range of training courses and materials and better aligned our consulting services with our core software license products. The increase in consulting revenue is also partially attributable to additional revenues of $109,000 generated from consulting services related to our InFact segment resulting from the redeployment of team members  previously utilized primarily for government grant-funded research. The reimbursements from these research programs are recorded as a reduction of research and development expenses rather than revenue.

Revenues by Segment and Geography

     We operate in three segments: North American Data Analysis, International Data Analysis, and North American Text Analysis and we have international operations primarily in Europe and Asia. Revenues by segment and geography are as follows:

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase

	2004	2003		2004	2003

Revenues (in thousands):
North American Data Analysis	$2,947	$2,722	8%	$8,499	$8,390	1%
International Data Analysis	1,542	1,177	31%	4,490	3,763	19%
North American Text Analysis	280	138	103%	592	523	13%

Total	$4,769	$4,037	18%	13,581	12,676	7%

Revenues (as% of total revenues):
North American Data Analysis	62%	68%		63%	66%
International Data Analysis	32%	29%		33%	30%
North American Text Analysis	6%	3%		4%	4%

Total	100%	100%		100%	100%

     The increase in North American data analysis revenues for the three months ended September 30, 2004, as compared to same period of 2003, is due primarily to the increase in consulting revenues as a result of our increased emphasis on training and consulting and as well improved alignment of those services with sales of our core license products.

     The increase in North American data analysis revenues for the nine months ended September 30, 2004, as compared to the same period of 2003, was primarily achieved in the first quarter of 2004 due to an increase in revenues for S-Plus and Insightful Miner when compared to the first quarter of 2003.

     The increase in international data analysis revenues for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, is primarily attributable to increased revenues from professional services as well as increased software license sales. The increase in international revenues is related to the streamlining our European organization in mid-2003, resulting in the creation of direct sales organizations that focus on building relationship with large target accounts. This initiative allowed us to expand our customer base to drive more deployment and enterprise deals, incorporating both license sales and services.

     The increase in North American text analysis revenues in the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, relates to additional consulting revenue generated by InFact group in the third quarter of 2004 resulting from the redeployment of team members previously utilized primarily for government grant-funded research. The reimbursements from these research programs are recorded as a reduction of research and development expenses rather than revenue. The increase in North American text analysis revenues for the three months ended September 30, 2004, as compared to the corresponding period of 2003 also relates, in part, to an increase in license revenues.

Cost of Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)		Nine Months Ended September 30,		Percent Decrease

	2004	2003			2004	2003

Cost of revenues (in thousands):
Software related	$390	$527	(26	) %	$1,255	$1,537	(18	) %
Professional services and other	526	511	3%		1,634	2,027	(19	) %

Total	$916	$1,038	(12	) %	2,889	3,564	(19	) %

Cost of revenues (as% of total revenues):
Software related	8%	13%			9%	12%
Professional services and other	11%	13%			11%	15%

Total	19%	26%			20%	27%

     Cost of software-related revenue, which consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, decreased for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003 due primarily to a reduction in royalty costs resulting from the January 2004 acquisition of the copyrights to the software code underlying the “S” Programming language. Our “S” programming related royalty costs in the three and nine months ended September 30, 2003 were $204,000 and $682,000, respectively. Amortization of the “S” Programming acquisition cost was $147,000 and $442,000 during the three and nine months ended September 30, 2004, respectively. The decline in costs of software related revenue is also due to costs savings on materials and shipping costs as a result of purchases of multiple licenses by the same customers.

     Cost of professional services and other consists primarily of salaries and other labor related costs of employees who provide consulting services and training. Cost of professional services increased in absolute dollars for the three months ended September 30, 2004, as compared to the same period of 2003, due to the additional $56,000 incurred by the InFact personnel resulting from the redeployment of team members previously utilized primarily for government grant-funded research. The reimbursements from these research programs are recorded as a reduction of research and development expenses rather than revenue.

     The costs of professional services, as a percentage of revenues, decreased in the three months ended September 30, 2004, as compared to the same period of 2003, due to higher utilization rates and billable productivity of our consulting professionals.

     The decline in cost of services for the nine months period ended September 30, 2004, as compared to the same period of 2003, is primarily due to cost saving measures implemented in July 2003 as part of a corporate restructuring.

Operating Expenses

               Sales and Marketing

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Decrease

	2004	2003		2004	2003

Sales and marketing expenses (in thousands)	$1,678	$1,671	—	$4,830	$5,286	(9	) %
Sales and marketing expenses (as percentage of revenues)	35%	41%		36%	39%

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. The slight increase in sales and marketing expenses for the three months ended September 30, 2004, as compared to the same period of 2004, is related to the increase in revenue-related compensation, partially offset by the reductions in variable costs for marketing-related activities.

     The decrease in sales and marketing expenses for the nine months ended September 30, 2004, as compared to the same period of 2003, primarily relates to a reduction of headcount in our Swiss office, the closing of our German office as part of our business restructuring that began in July 2003 and reduced usage of outside consultants.

     We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel, including executives, and expand our marketing programs.

               Research and Development, Net

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Decrease

	2004	2003		2004	2003

Research and development (in thousands):
Research and development	$1,342	$1,646	(18)%	$3,992	$5,095	(22)%
Less – Funded research	(650)	(1,180)	(45)%	(2,439)	(3,264)	(25)%

Research and development, net	$692	$466	48%	$1,553	$1,831	(15)%

Research and development (as percentage of revenues):
Research and development	28%	41%		29%	40%
Less – Funded research	(13)%	(29)%		(18)%	(26)%

Research and development, net	15%	12%		11%	14%

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. The increase both in dollars and as a percentage of revenues in the net research and development costs for the three months ended September 30, 2004, as compared to the same period of 2003, reflects primarily the decline in reimbursements from government research grants, as we are refocusing our research and development efforts towards further development of technology more closely aligned with our commercial product lines. The decline in funded research also reflects the use of our research and development staff in support for our revenues from professional consulting services. In the third quarter of 2004, $109,000 of additional consulting revenue was generated by our professional personnel redeployed from the research and development departments.

     The decrease in research and development expenses for the nine months ended September 30, 2004, as compared to the same period of 2003, relates primarily to the business restructuring begun in July 2003. We expect our gross and net research and development expenses to increase for the remainder of 2004 as we add to our development staffing and continue to narrow our funded research focus.

               General and Administrative

	Three Months Ended September 30,		Percent Decrease		Nine Months Ended September 30,		Percent Increase

	2004	2003			2004	2003

General and administrative (in thousands)	$961	$986	(3	) %	$3,199	$2,703	18%
General and administrative (as percentage of revenues)	20%	24%			24%	20%

     General and administrative expenses consist primarily of salaries and other operating costs associated with finance, accounting, legal, corporate governance, investor relations, administration and facilities. The decline in general and administrative expenses for the three months ended September 30, 2004, as compared to the same period of 2003, is primarily related to the reduction in amortization of other intangible assets, partially offset by higher compensation costs. The increase in general and administrative expenses for the nine months ended September 30, 2004, as compared to the same period of 2003, is primarily attributable to the additional costs incurred in the second quarter of 2004 for our independent investigation of issues related to our 2003 audit, as well ad due to additional legal costs incurred in the first quarter of 2004 in resolving a dispute with Lucent Technology.

     We anticipate that general and administrative expenses will increase in the future as we incur additional costs in connection with the enhanced regulatory and  corporate governance requirements of the Sarbanes-Oxley Act of 2002

               Restructuring charges

     In the third quarter of 2003, we recorded a restructuring charge of $911,000, as we implemented a restructuring plan that included a workforce reduction of 23 employees, or 18% of our employee base at that time, from all functional areas. In addition, as part of this restructuring, we combined our German operations with our Swiss subsidiary headquartered in Basel, Switzerland. The restructuring charges, including charges associated with the resignation of Shawn Javid, our former President and CEO, consisted primarily of employee severance and termination payments, lease termination costs and non-cash stock-based compensation costs related to the modification of stock options in connection with these employee terminations.

Other Income, Net

     Total other income, net increased from $61,000 in the three months ended September 30, 2003 to $90,000 in the three months ended September 30, 2004. Total other income, net declined from $81,000 in the nine months ended September 30, 2003 to $55,000 in the nine months ended September 30, 2004. The fluctuations in total other income primarily reflect the results of foreign currency transactions activity as well as fluctuations in invested cash balances and the related rates of return on those investments.

Income Tax Expense

     The decrease in the tax expense from $16,000 and $107,000 for the respective three and nine months ended September 30, 2003 to $3,000 and $31,000 for the respective three and nine months ended September 30, 2004 relates to a decrease in taxes owed for our international operations.

Loss from Discontinued Operations, net of tax

     Discontinued operations consisted of our sale of the operations of our Engineering and Education Products Division (EEPD) in January 2001. The loss from discontinued operations, net of tax of $137,000 for the nine months ended September 30, 2003 resulted from the recording of additional accrued expenses in the second quarter of 2003 for third party contractual commitments based on an analysis of the liabilities related to EEPD.

Liquidity and Capital Resources

     Cash and cash equivalents increased from $7.1 million at December 31, 2003 to $8.6 million at September 30, 2004. Our working capital increased from $2.1 million at December 31, 2003 to $4.1 million at September 30, 2004.

     We generated $1.0 million from operating activities for the nine months ended September 30, 2004 compared to the use of $0.7 million in operating activities for the nine months ended September 30, 2003. The increase in operating cash inflows primarily relates to an increase in profitability, partially offset by the increases in net working capital components, other than cash.

     The difference between our net income (loss) from continuing operations and our operating cash inflow (outflow) is attributable to non-cash expenses included in net income (loss), and changes in operating assets and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,

	2004	2003

Net income (loss) from continuing operations	$1,134	$(1,645)
Add: non-cash expenses	1,064	1,148
Deduct: changes in operating assets and liabilities	(1,184)	(156)

Net cash provided by (used in) operating activities	1,014	(653)

     Non-cash expenses are associated with the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges. Changes in operating assets and liabilities reflect changes in working capital components of the balance sheet apart from cash and short-term investments.

     Investing activities resulted in net cash outflows of $1.4 million for the nine months ended September 30, 2004 compared to $0.2 million for the nine months ended September 30, 2003. The increase in cash outflows from investing activities primarily relates to the purchase of the “S” programming language from Lucent Technologies.

     Financing activities resulted in net cash inflows of $1.8 million for the nine months ended September 30, 2004 compared to net cash outflows of $0.1 million for the nine months ended September 30, 2003. The increase in cash inflows from financing activities relates to our receipt proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan.

     In March 2004, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, or SVB, and modified the terms to provide for up to $3.0 million in borrowing availability through December 26, 2004. This  facility is secured by our accounts receivable and allows us to borrow up to the lesser of (a) 75% of our eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 4.75% as of September 30, 2004, plus 1%. At September 30, 2004, no amounts had been borrowed and $1.7 million was available for future borrowings under the line of credit facility.

     In March 2004, we also renewed and modified the terms of a term loan and security agreement with SVB. This facility allows us to take advances on the cost of eligible equipment and software less than 90 days old and is secured by the underlying assets. We had borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $193,000 at September 30, 2004. Through December 26, 2004, we may draw up to an additional $500,000 under this agreement, no more than $250,000 of which may be for software. These term loan advances bear interest at the prime rate plus 1%. Advances are repaid over a 36 or 24-month period.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of September 30, 2004.

     As of September 30, 2004, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	Before December 31,	Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Equipment term loan	$32	$129	$32	$—	$—	$—	$193
Operating lease obligations	165	605	581	451	46	60	1,908

Total	$197	$734	$613	$451	$46	$60	$2,101

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

          Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below the expectations of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to penetrate new markets;

•	market acceptance of our products;

•	our ability to compete in the highly competitive statistics, data mining and knowledge access markets;

•	our ability to obtain government contracts and research grants;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	our ability to successfully expand our international operations;

•	our ability to maintain third-party licenses;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	our ability to attract and retain key employees or management team members;

•	integration of our new key management team members;

•	our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	unanticipated legal costs; and

•	uncertain costs associated with being a public company, such as the cost of being compliant with the provisions of The Sarbanes-Oxley Act of 2002, or SOX.

          Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are lengthy and variable, typically ranging between two and eight months from our initial contact with a potential customer;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products is typically small; and

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

          License revenues from the S-PLUS product and add-on modules account for a significant portion of our license revenues. Our newest products, In Fact and Insightful Miner, have not contributed consistent revenues to date. We expect license revenues from the S-PLUS product family to continue to account for a substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues and operating results will be adversely affected.

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

          One of our newest products, InFact, targets the knowledge access market. This product has not contributed substantial revenues to date. The market for knowledge access solutions is still emerging and any growth in demand for and acceptance of these solutions remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. If InFact does not achieve market acceptance, our business may not grow.

If we are unable to compete successfully in the statistics, data mining and knowledge access markets, our business will fail.

          Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and our potential customers’ information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the “S” language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. In the data mining and knowledge access market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

          In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, greater market share, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. We could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, or OLAP, business intelligence and analytical application software, as well as from companies in other sectors.

Our business is sensitive to the risks associated with government funding decisions.

          We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the last three fiscal years, these contracts have generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. During the nine months ended September 30, 2004, research contracts have generated $2.4 million. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If  the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

          We are working to align our research and development efforts to ensure that we only pursue projects that directly support our business strategy. Through this alignment, we expect to apply for and receive fewer government research contracts, which will likely reduce the offsets to our research and development expenses and thereby harm our operating results.

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

          To date, we have sold our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and generate orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining both telesales and direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants. If we experience difficulty in recruiting and retaining qualified telesales and direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

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

          An enterprise’s decision to purchase statistics, data mining and knowledge access software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are long and variable, typically ranging between two and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer and occasionally sales require substantially more time. When economic conditions weaken, sales cycles for software products and related services tend to lengthen, and as a result, we experienced longer sales cycles in 2002, 2003 and the first nine months of 2004 and we expect to continue to experience longer sales cycles at least through the remainder of 2004. Sales delays could cause our operating results to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

We have incurred losses in recent periods, and may continue to do so, which could cause a decrease in our stock price.

          Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of September 30, 2004, we had an accumulated deficit of over $29 million. We achieved only slight profits in recent quarters, and a small shortfall in revenue or unexpected increase in expenses, could again cause us to suffer a quarterly net loss. For example, because we self-insure a portion of our employee medical benefits, we may experience significant increases in these expenses if the number or amount of claims for which we are responsible increases substantially. As a result, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

          We face the risk that our systems, procedures and controls might not be adequate to support our operations, maintain accountability for our assets or ensure proper identification of, and proper accounting treatment for, our activities. Our failure to maintain and implement such adequate systems, procedures and controls could adversely  impact our business, financial condition and results of operations. In the completion of our year–end audit, our former independent auditors advised us that they observed significant deficiencies in the design or operation of our internal controls that, in their judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Specifically, our former auditors communicated to us the following reportable conditions:

•

that our close process, both domestically and internationally was not performed on a timely basis resulting in a large number of adjustments generated by both us and the our former independent auditors;

•	there was a lack of adequate detailed review resulting in errors requiring adjusting entries during audit fieldwork;

•	our accounting department was understaffed.

•	we had a lack of segregation of duties surrounding the purchasing, receiving and authorization functions.

          As a result of these deficiencies our former independent auditors made the following recommendations:

•

that we review all significant processes involved in the financial reporting and operating activities of the company for potential segregation-of-duties issues; review and test our expense and purchasing approval functions; and, as necessary, revise our processes and procedures around internal investigations.

•

that we perform a detailed critique of our financial statement close process, domestically as well as internationally including implementing and documenting recurring close procedures and assessing our staffing levels.

          We have implemented efforts to address these internal control deficiencies, but they might not prove adequate. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We expect to incur significant expenditures to enhance our information technology resources and to hire additional administrative personnel to improve our financial and managerial systems. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2005. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and outside advisory services which would result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

          Our management has started the necessary processes and procedures for issuing its report on our internal controls. We may not be able to complete the work necessary for our management to issue its management report in a timely manner and our management may be unable to report that our internal controls are effective. Our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations.

          Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, in addition to receiving an adverse opinion from our auditors, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

          To be successful, we must continue to expand our international operations and enter new international markets. This expansion may be delayed as a result of operating expense reduction measures and general economic conditions. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including:

•	costs of customizing products for foreign countries;

•	export and import restrictions, tariffs and other trade barriers;

•	the need to comply with multiple, conflicting and changing laws and regulations;

•	separate management information systems and control procedures;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

          Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies increased both our European revenues and expenses in 2003 and the first nine months of 2004. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

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

If we do not attract and retain key employees or management team, our ability to execute our business strategy will be limited.

          Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. Departures of key executives could adversely impact our reputation. We may be unable to attract and retain such personnel in the future. In addition, due to competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. We are also currently in the process of recruiting a replacement for our recently departed Senior Vice President of Marketing.

          In addition, our ability to attract and retain employees may be adversely affected by the market price of our common stock, which has declined in 2004. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. Because our key employees are not obligated to continue their employment with us, they could leave at any time.

Integration of our new directives and key employees could disrupt our business and the execution of our strategy.

Substantially all of our executive leadership team has been replaced in the last twelve months. Since January 2004, we hired a new Chief Executive Officer, Chief Financial Officer and Vice President of Research and Development. We also currently in the process of replacing our recently departed Senior Vice President of Marketing and Vice President of North American Sales. Additionally, we have appointed two new members to our board of directors and audit committee. In addition, we have experienced turnover of other key finance and administration personnel in recent months. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

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

          To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may not be able to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and development personnel may harm our ability to innovate and compete. We may not be able to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if competitors, our major hardware, systems or software vendors or we introduce or announce new products or product enhancements. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

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

Our stock price may be volatile.

          The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $4.97 per share on May 5, 2004 and traded as low as $1.13 per share on September 1, 2004. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	future announcements concerning us or our competitors;

•	actual or anticipated quarterly variations in operating results;

•	changes in analysts’ earnings projections or recommendations;

•	announcements of technological innovations;

•	the introduction of new products;

•	changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	deficiencies in our internal controls;

•	proprietary rights litigation or other litigation; or

•	changes in accounting standards that adversely affect our revenues and earnings.

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

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We operate in the United Kingdom, France and Switzerland and incur expenses and generate billings denominated in those local currencies. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the short-term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure.

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

•

that our close process, both domestically and internationally was not performed on a timely basis resulting in a large number of adjustments generated by both us and the our former independent auditors;

•	there was a lack of adequate detailed review resulting in errors requiring adjusting entries during audit fieldwork;
•	our accounting department was understaffed; and
•	we had a lack of segregation of duties surrounding the purchasing, receiving and authorization functions.

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

Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

     Except as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.	Other Information

     On July 27, 2004, we entered into an employment agreement regarding termination (the “Severance Agreement”) with Richard P. Barber, our Chief Financial Officer. The Severance Agreement, which is effective as of July 26, 2004, provides that, in the event Mr. Barber is terminated without cause, we will pay Mr. Barber severance equal to six months’ salary based on the rate in effect as of the date of termination, unless Mr. Barber is terminated before July 26, 2005, in which event we will pay Mr. Barber severance equal to 12 months’ salary based on the rate in effect as of the date of termination. In addition, the Severance Agreement provides that, upon a change in control, we will accelerate the vesting of 50% of Mr. Barber’s unvested and unexpired stock options. The Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Barber is terminated without cause 3 months prior to, or within the six months following, a change in control. In such event, we will pay severance equal to six months of salary based on the rate in effect as of the date of termination, we will accelerate the vesting of all of Mr. Barber’s unvested and unexpired stock options, and we will allow Mr. Barber 90 days from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination. The Severance Agreement also makes reference to a July 22, 2004, letter from Jeffrey E. Coombs, CEO of the company, to Mr. Barber (the “Offer Letter”), which provides for base annual compensation of $200,000 plus additional annual cash incentives of up to $40,000.

     A complete copy of the Severance Agreement is filed with this Quarterly Report as Exhibit 10.1. The execution of the Severance Agreement was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q, as the reported event preceded the August 23, 2004 effective date of new 8-K rules implementing Section 409 of the Sarbanes-Oxley Act of 2002.

ITEM 6.	Exhibits

          (a)     See Index to Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2004

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs

Jeffrey E. Coombs President and Chief Executive Officer (Principal Executive Officer)

November 15, 2004

INSIGHTFUL CORPORATION

By:	/s/ Richard P. Barber

Richard P. Barber Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the Registrant (Exhibit 3.2) (A)

3.3	Employment Agreement Regarding Termination between Insightful Corporation and Richard P. Barber

31.1	Certification of Chief Executive Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Insightful Corporation as Required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Financial Statements by Chief Executive Officer Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Financial Statements by Chief Financial Officer of Insightful Corporation as Required by Section 906 of Sarbanes-Oxley Act of 2002

(A)

Incorporated by reference to the designated exhibit included in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.