Form 10-K
period 2004-12-13
INSIGHTFUL CORP
filed 2005-03-30
CIK 895095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934).  YES   ☐   NO   ☒

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004, as reported on the Nasdaq SmallCap Market, was $22,469,462. The number of shares of common stock, $.01 par value, outstanding as of March 11, 2005 was 12,424,186.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS 10-K:

     Portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement shall be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2004, are incorporated by reference in Part III of this report.

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

ITEM 1.    BUSINESS.

Description of the Company

     We provide enterprises with scalable data and text analysis solutions designed to facilitate decision-making by revealing patterns, trends and relationships. We are a supplier of software and services for the statistical analysis, data mining and knowledge access industry segments enabling customers to gain intelligence from numerical data and text.

     Our products include S-PLUS®, S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS add-on modules such as S+ArrayAnalyzerTM, and S+FinMetricsTM. Our consulting services provide specialized expertise and proven processes for the design, development and deployment of analytical solutions.

     Our customers primarily consist of companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing as well as government and research institutions.

     Insightful has three reporting segments: Domestic Data Analysis, International Data Analysis and Text Analysis. For information regarding revenues and losses from operations for each of our last three fiscal years, please refer to our financial statements included in this report.

     Headquartered in Seattle, Washington, we also have North American offices in New York and North Carolina. Our international offices are located in France, Switzerland and the United Kingdom, with distributors around the world. At December 31, 2004, we had 108 employees, 85 of which were located in the United States and 23 of which were in our international locations. For financial information by geography refer to our financial statements included in this report.

     We originally incorporated in Massachusetts in 1984 as Mathsoft, Inc. and reincorporated in Delaware in 2001. Our principal executive offices are located at 1700 Westlake Ave. N. Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802. Our Internet address is http://www.insightful.com.

Products

Data Analysis Products

  S-PLUS®

     S-PLUS is our flagship product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our object-oriented “S” programming language, which we licensed on an exclusive worldwide basis from Lucent Technologies Inc. until we acquired the rights to “S” in January 2004. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows® and UNIX® environments.

  Insightful Miner™

     Insightful Miner is a scalable data analysis workbench for predictive modeling, data mining and statistical data analysis. It has a drag-and-drop interface intended to make it easy to create self-documenting visual workmaps. Insightful Miner provides data miners, business analysts and data analysis professionals with a suite of scalable components for data access, management and modeling, and its pipeline architecture allows the user to process large data sets. Insightful Miner is an open and extensible tool that offers full integration with the S-PLUS programming language. Insightful Miner offers deployment capabilities via batch mode, predictive model markup language (PMML) or generated C code. Insightful Miner has a low cost of ownership compared to its competitors, with a desktop entry-level version and multiple server versions offered under perpetual licenses rather than annual rental agreements.

  Verticalized Toolkits

     To complement S-PLUS and Insightful Miner, we offer toolkits for the financial services and life sciences markets to allow users to perform specialized data analysis. For example, S+FinMetrics™ is designed to provide the financial services market with comprehensive software for modeling, analyzing and visualizing financial market data, offering a modern and flexible analytic environment for reliable and robust predictive econometric modeling. S+ArrayAnalyzer™ is designed to enable pharmaceutical companies to obtain statistically rigorous information from microarray technology, shortening time-to-discovery for competitive advantage.

  Server Products

     Insightful’s S-PLUS Server products enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows and UNIX operating systems. Our server products are data warehouse-independent and integrate with standard database and file formats. With our server products, statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a Web browser interface, or dedicated graphical user interfaces written using Java® technology. Our server products are designed to enable end-users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

Text Analysis Products

  InFact®

     We launched our text analysis and search product, InFact, in April 2002 to provide text analysis and relationship search for knowledge workers. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact’s natural language tabular exploratory search interfaces and text query language to efficiently uncover information for which they are searching. InFact is designed to enable researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets.

Maintenance and Support

     We provide product updates and unspecified product upgrades and customer support services under an annual maintenance agreement for most of our Data Analysis products and under the annual term based license agreement for InFact. The initial one-year maintenance contract is bundled into the license fees on most of our Data Analysis products.

     Technical support for our products is provided by a staff of engineers located in Seattle and other direct offices in Europe. Support is only available to customers who purchase our annual maintenance service. International customers who purchase products from distributors receive first-line technical support from their respective local distributors, with further support and escalation provided by our direct offices.

Services

     Our consulting and training organization provides fee-based services, including providing assistance in developing complex statistical models or data or text analysis techniques. In addition, they include deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful offices, at the customer’s site, or at other prearranged sites for larger customer groups.

Operations

Marketing and Sales

     Our data analysis solutions serve a variety of industries including financial services, pharmaceuticals and biotechnology, telecommunications, manufacturing, government and research. Our data analysis solutions are used in a variety of functions including research, engineering, production, marketing and finance. We focus our statistics and data analysis business on two vertical markets: financial services and life sciences.

     We acquire domestic customers for our data analysis products and services through the combination of a domestic telesales organization and an outside sales team. Leads are generated from direct mail, public relations, the Internet, seminars and tradeshows. Our telesales and direct sales forces then qualify and pursue these leads, working in coordination with our consultants.

     Internationally, for data analysis we have direct sales force offices in France, Switzerland and the United Kingdom. In other countries, we primarily sell through a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts.

     The Text Analysis segment, which focuses on defense intelligence and life sciences customers, markets its product using a domestic sales team that generates leads primarily through referrals and outbound sales efforts. This segment is currently dependent on a few customers. The loss of any one or more of these customers could have a material adverse effect on the segment.

Manufacturing and Distribution

     We utilize third party vendors to replicate our products. This permits us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

     We subcontract with third party vendors to replicate all of our S-PLUS product line updates. We warehouse inventory at a regional facility and process domestic orders internally out of our Seattle office. Most international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Funded Research

     We receive funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require us to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal and image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against our total research and development costs. Funded research recognized in operations was approximately $2,949,000 in 2004, $4,307,000 in 2003, and $4,674,000 in 2002.

Product Development

     Our product development organization is responsible for software development, product documentation and quality assurance. The organization’s priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products that will generate future revenues.

     Our development team consists of specialists in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation, user interface design and advanced Microsoft Windows, UNIX and Internet technologies.

     Gross research and development costs charged to operations were approximately $5,240,000 in 2004, $6,469,000 in 2003, and $7,918,000 in 2002.

Competition

     Our S-PLUS product targets statisticians and data managers in the statistics market. This market is competitive, fragmented and mature. We face competition in the statistics market primarily from large enterprise software vendors and our potential customers’ information technology departments who may create custom-made applications instead of using Insightful software. These departments may seek to develop data analysis solutions utilizing R, a free statistics software package that performs operations similar to the “S” language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks, Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications.

     In the data mining and text analysis markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

Intellectual Property Rights and Licenses

     Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a “shrink-wrap” license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we have entered into nondisclosure and inventions agreements with all of our employees. However, judicial enforcement of these agreements may be uncertain. We hold three issued patent on InFact and have several other patent applications pending on both InFact and our data analysis products.

     In January 2004 we acquired the copyrights to the software code underlying the “S” programming language from Lucent, Technologies Inc.

     Due to the rapid pace of technological change in the software industry, we believe that patent, trade secret and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

     Insightful, Insightful Corporation, the Insightful logo, S-PLUS, Insightful Miner, S+FinMetrics and S+ArrayAnalyzer are trademarks or registered trademarks of Insightful Corporation in the United States and other countries. Microsoft, Windows and Windows NT are either trademarks or registered trademarks of Microsoft Corporation in the United States and/or other countries. Java is a trademark or registered trademarks of Sun Microsystems, Inc. in the United States or other countries. UNIX is a registered trademark of The Open Group in the United States or other countries. All product names mentioned herein may be trademarks or registered trademarks of their respective companies.

Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks is actually realized, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

Our operating results fluctuate and could fall below our expectations and those of securities analysts and investors, resulting in a decrease in our stock price.

     Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	our ability to obtain government contracts and research grants;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses associated with expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of The Sarbanes-Oxley Act of 2002, or SOX.

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the expansion of our business;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses; and

•	defects or errors in our software, which may result in losses of customers or revenues.

     Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are variable, typically ranging between one and eight months from our initial contact with a current or potential data analysis product customer, and much longer for current or potential text analysis customers;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products is typically small; and

•	delay of new product releases can result in a customer’s decision to delay execution of a contract or, for contracts that include the new release as an element of the contract, will result in deferral of revenue recognition until such release.

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

If potential customers do not purchase the S-PLUS product family, or if current customers do not continue to renew maintenance or license subscriptions, our revenues and operating results will be adversely affected.

     License and maintenance revenues from the S-PLUS product and add-on modules account for a significant portion of our license revenues. Our newest products, InFact and Insightful Miner, have not contributed consistent revenues to date. We expect license and maintenance revenues from the S-PLUS product family to continue to account for a substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues and operating results will be adversely affected.

     We have publicly announced a significant new product release for sometime in 2005. If that release does not meet our expectations or the expectations of our customers, our reputation may suffer and our operating results will be harmed.

If we are unable to penetrate new end-user markets with our current and future products, the growth of our business will be limited.

     We focus our statistics business on two vertical markets: financial services and life sciences. In order to grow our business, we will need to expand into new end-user markets within these two vertical markets for our statistics software, and we must simultaneously develop and sell new products that address these and other markets. We will need to simultaneously invest in the scalability and deployability of our statistics product offerings and in the further development and enhancement of our data mining and text analysis products. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business will not grow and could fail.

Many potential customers are not yet aware of the benefits of text analysis solutions utilizing relationship search capabilities, and our products may not achieve market acceptance.

     One of our newest products, InFact, targets the text analysis market. This product has not contributed substantial revenues to date. The market for relationship search solutions like InFact is still emerging and any growth in demand for and acceptance of these solutions remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. If InFact does not achieve market acceptance, our business may not grow.

If we are unable to compete successfully in the statistics, data mining and text analysis markets, our business will fail.

     Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and our potential customers’ information technology departments. These departments may seek to develop data analysis solutions that utilize R, an open-source software package that performs operations similar to the “S” language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. In the data mining and text analysis market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

     In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, greater market share, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. We could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, or OLAP, business intelligence and analytical application software, as well as from companies in other sectors.

Our business is sensitive to the risks associated with government funding decisions.

     We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. Over the previous three fiscal years, these contracts have generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. During 2004, we began realigning our research and development efforts to ensure that we only pursue projects that directly support our business strategy. As a result of this realignment, we have applied for and received fewer government research contracts, and for the year ended December 31, 2004, research contracts generated $2.9 million. Further reductions in these offsets to our research and development expenses are likely and will negatively affect our operating results. Further, we may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

Our sales cycle is variable, and our limited ability to predict revenues could cause our operating results to fluctuate, which could cause a decline in our stock price.

     An enterprise’s decision to purchase statistics, data mining and text analysis software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles can be variable, typically ranging between one and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have shown to be substantially longer for our higher-priced text analysis product, InFact. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

We have incurred losses in past periods, and may again incur losses in future periods, which could cause a decrease in our stock price.

     Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of December 31, 2004, we had an accumulated deficit of over $28 million. We expect our expenses to be higher in 2005 than in 2004, in part due to our efforts to enhance our information technology resources and improve our financial and managerial systems. We achieved only slight profits in recent quarters, and a small shortfall in revenue or unexpected increase in expenses could again cause us to suffer a quarterly net loss. For example, because we self-insure a portion of our employee medical benefits, we may experience significant increases in these expenses if the number or amount of claims for which we are responsible increases substantially. As a result, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

     While we have shown a trend of growth in revenue and profit in recent quarters, there is no guarantee that these trends will continue. We believe that we may need to significantly increase our product development and professional services personnel costs to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

     We have implemented efforts to improve our internal controls, but they might not prove sufficient. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We expect to incur significant expenditures to enhance our information technology resources and potentially to hire additional administrative personnel to improve our financial and managerial systems. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report beginning with the fiscal year ended December 31, 2006. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

     Additionally, during our assessment of internal controls, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, in addition to receiving an adverse opinion from our auditors, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. Further, our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations.

     Our management has started the necessary processes and procedures for issuing its report on our internal controls. We expect to remain a non-accelerated filer in 2005 because we expect to be eligible to use Forms 10-QSB and 10-KSB for our 2005 quarterly and annual reports. However, if a determination is made that we are an accelerated filer as of December 31, 2005, we will be required to furnish our internal controls report with our Annual Report for 2005 rather than for 2006. In either case, we may not be able to complete the work necessary for our management to issue its management report in a timely manner and our management may be unable to report that our internal controls are effective.

If we do not attract and retain key employees or management team, our ability to execute our business strategy will be limited.

     Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support, accounting and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. Departures of key executives could adversely impact our reputation. We may be unable to attract and retain such personnel in the future. In addition, due to competition for qualified employees, we may have difficulty recruiting staff with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

     In addition, our ability to attract and retain employees may be adversely affected by the market price of our common stock, which has fluctuated widely in the past. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. Because our key employees are not obligated to continue their employment with us, they could leave at any time.

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

     Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies increased both our European revenues and expenses in 2003 and 2004. Currency fluctuations resulted in foreign currency transaction gains of $0.4 million during the year and quarter ended December 31, 2004. Future currency exchange rate fluctuations may have an adverse effect on our results of operations in future periods. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

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

     Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of profitability. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in us.

General or specific economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     We focus our statistics business primarily on the financial services and life sciences markets and are thus sensitive to changes in the specific economic conditions that affect them. A substantial change in the economic condition of either or both of these markets will affect our ability to sell our products and to forecast sales.

     In addition, our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and text analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Continued soft demand for computer software caused by a weakened economy, both domestic and international, may affect our sales and may continue to result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may experience difficulties in collecting outstanding receivables from our customers.

Integration of our new key employees could disrupt our business and the execution of our strategy.

     Substantially all of our executive leadership team has been replaced in the last twelve months. Since January 2004, we hired a new Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development and Vice President of North American Sales. We are also currently in the process of recruiting a senior marketing executive. Additionally, we have appointed two new members to our board of directors and audit committee. In addition, we have experienced turnover of other key finance and administration personnel in recent months. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

If we are unable to develop and maintain effective long-term relationships with our key partners, or if our key partners fail to perform, our ability to sell our solution will be limited.

     We rely on our existing relationships with a number of key partners, including distributors and third-party technology vendors that are important to worldwide sales and marketing of our solutions. In addition, to be successful and to more effectively sell our products to larger customers, we must develop successful new relationships with other key partners. These key partners often provide enterprise software, consulting, implementation and customer support services, and endorse our solution during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with our key partners, and to develop relationships with new partners, many of these existing and potential key partners have similar, and often more established, relationships with our competitors. These existing and potential partners, many of which have significantly greater resources than we have, may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our solution.

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

     Our success depends in part on our ability to protect our proprietary rights, including our rights in the software code underlying the “S” programming language that we purchased from Lucent Technologies Inc. in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

The outcome of current litigation could disrupt our operations and damage our reputation.

     On December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, court granted summary judgment in our favor, dismissing the complaint. We are currently awaiting the outcome of an appeal filed by the employee with the Court of Appeals for the State of Washington. If we lose the appeal we will likely resume litigation in the lower court, where we expect to continue at our considerable expense to vigorously defend ourselves against the employee’s claim, which we deny. Discovery obligations imposed on us during the course of such litigation will be disruptive to our normal operations. We cannot predict the outcome of the litigation, but an unfavorable outcome may require us to pay the employee significant damages and would have a material effect on our operating position, results of operations, and cash flows. If we win the appeal, the employee may further appeal to the Washington State Supreme Court, in which case we expect again to incur considerable expense in defending the appeals court’s decision. Regardless of the outcome of the current appeal, the Court of Appeals will issue a written opinion that will address only those issues of law that arose from the lower court’s decision to grant summary judgment. The veracity of the facts alleged by the employee in such an analysis is not at issue, and for the purposes of review the appeals court will deem the allegations to be true. Because the allegations of the employee included “deceptive accounting practices,” the published opinion in either case will make reference to improprieties that we will be deemed to have committed solely for the purposes of this legal analysis. Such references, when separated from the parties’ ability to support or refute the facts, may be damaging to our reputation and may adversely affect our stock price.

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

     The effectiveness of our solution relies on the storage and use of data collected from various sources, including personal information. The collection and use of such data by our customers for customer profiling may raise privacy and security concerns, especially in life sciences markets where companies are subject to the strict privacy requirement of the Health Insurance Portability and Privacy Act of 1996. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our products and solutions may be perceived as less desirable, which could limit our revenue growth.

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

Our stock price may be volatile.

     The price of our common stock has been volatile over the past 12 months. Our common stock reached a high of $5.20 per share on May 14, 2004 and traded as low as $1.13 per share on September 1, 2004. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

ITEM 2.    PROPERTIES.

     Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 27,000 square feet of leased office space in Seattle, Washington under a lease that expires in 2007. In North America, we also lease office space in New York and North Carolina. Our international offices are located in France, Switzerland and the United Kingdom. Our Domestic Data Analysis and Text Analysis segments share the Seattle leased office space and we conduct business related to both our Domestic and International Data Analysis segments from the remaining offices.

ITEM 3.    LEGAL PROCEEDINGS.

     On December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, court granted summary judgment in our favor, dismissing the complaint. The ex-employee filed an appeal with the Court of Appeals for the State of Washington, and oral arguments were presented on November 9, 2004. We are awaiting the outcome of the appeal. If we lose the appeal we will likely resume litigation in the lower court, where we expect to continue to vigorously defend ourselves against the ex-employee’s claim, which we deny. The ex-employee seeks an unspecified amount of damages. We are unable to evaluate the likelihood of an adverse outcome.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

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

	High	Low
Fiscal Year Ended December 31, 2003:
First Quarter	$1.55	$0.93
Second Quarter	$1.50	$0.97
Third Quarter	$2.37	$1.21
Fourth Quarter	$2.50	$1.75
Fiscal Year Ended December 31, 2004:
First Quarter	$4.90	$2.00
Second Quarter	$5.20	$2.03
Third Quarter	$2.32	$1.13
Fourth Quarter	$3.38	$1.82

Holders

     As of March 11, 2005, the number of stockholders of record of Common Stock was 280. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Dividends

     We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. In addition, the terms of our credit facility with Silicon Valley Bank prohibit us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,674,000	(1)	$2.24	1,620,000
Total	2,674,000		$2.24	1,620,000

(1)	Issuable under our 1992 Stock Plan, 1992 Non-Employee Director Stock Option Plan, 1996 Non-Qualified, Non-Officer Stock Option Plan, 2001 Stock Option and Incentive Plan, as amended and restated, and 2001 Non-Employee Director Stock Option Plan, as amended and restated.

ITEM 6.    SELECTED FINANCIAL DATA.

     The selected financial data set forth below was derived from our consolidated audited financial statements. You should read this information in conjunction with the financial statements and notes in this filing as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation. We closed our Internet division in 2000 and sold our engineering and education products division in 2001. All selected data reflects the discontinuance of both of those operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(thousands, except per share data)
Consolidated Statement of Operations:
Total revenues	$18,899	$17,272	$16,466	$17,426	$15,246
Gross profit	14,817	12,727	11,029	11,234	10,739
Income (loss) from continuing operations	2,071	(1,436)	(3,508)	(698)	1,307
Net income (loss)	2,071	(1,573)	(3,081)	2,414	(6,000)
Basic net income (loss) per share—continuing operations (1)	0.17	(0.13)	(0.31)	(0.06)	0.12
Diluted net income (loss) per share—continuing operations (1)	0.16	(0.13)	(0.31)	(0.06)	0.12
Basic net income (loss) per share (1)	0.17	(0.14)	(0.27)	0.22	(0.57)
Diluted net income (loss) per share (1)	0.16	(0.14)	(0.27)	0.22	(0.54)

	December 31,
	2004	2003	2002	2001	2000
	(thousands)
Consolidated Balance Sheet:
Total assets	$17,813	$13,456	$14,036	$15,695	$10,506
Long-term debt, less current portion	32	161	289	-	39
Stockholders’ equity	7,778	3,857	5,437	7,437	3,875

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Selected Financial Data section, our Consolidated Financial Statements and the information described in the Business - Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price section included elsewhere in this report.

Description of the Company

     We provide enterprises with scalable data and text analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. We are a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

     Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS add-on modules such as S+ArrayAnalyzerTM, and S+FinMetricsTM. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

     Our customers primarily consist of companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, we also have North American offices in New York and North Carolina. Our international offices are located in France, Switzerland, and the United Kingdom, with distributors around the world.

Business Outlook

     We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. Several converging trends point to what we believe is significant long-term potential for the data analysis software market. First, organizations currently collect far more data, in a variety of formats, than they actually analyze. Second, an increasing amount of additional information is being collected by organizations. Third, organizations are seeking to apply new and increasingly complex analytic techniques to their ever-increasing collection of data in order to gain significant improvements in the quality and efficacy of products built, marketed, and sold and to improvements in the efficiency of business processes. Overall, we believe the confluence of these trends presents long-term potential for data analysis software companies such as Insightful.

     Our product direction for the S-PLUS Product Family mirrors these data analysis industry trends. Our focus has been, and will continue to be, to build on S-PLUS’ position as a leader for statistical model prototyping and data visualization used extensively by individual statisticians building statistical models. Our vision is to continually enhance the S-PLUS product family to provide a seamless environment where sophisticated business analytics can be developed on the desktop and then deployed to other business users in production on servers handling many gigabytes of data and deployed to hundreds and even thousands of users, without the need for expensive re-implementation. We will increasingly enable S-PLUS programmers and other IT professionals to use the S-PLUS product family to deploy analytic applications to mission critical production environments.

     Our direction also involves tailoring our solutions to meet the needs of certain market segments. Throughout our history, we have, to varying degrees, tailored our data analysis solutions to the needs of the following industries: securities and banking, life sciences, manufacturing, telecommunications, environmental, and defense/intelligence. Our largest efforts have focused on life sciences and financial services. We also serve the academic community, though our objective there is not to drive short-term increased revenues, but rather seed for future commercial sales. Since we are seeing more of our customers explore and adopt open-source data analysis technologies, instead of purchasing commercial software products, our direction involves extending our products to provide increasing value add in the form of scaling to large amounts of data as well as tailoring to specific vertical markets. We are focusing our resources on higher-value initiatives in the three industries that currently account for the majority of our revenues: life sciences, securities and banking for data analysis, and defense/intelligence.

We launched our text analysis product, InFact, in April 2002 to provide text analysis and relationship search for knowledge workers. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact’s interactive text query language and tabular exploratory search interfaces to efficiently uncover information they are searching for. InFact is designed to enable researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets where we currently have customers using the product.

     In 2005, we expect to continue to make significant investments in both our existing and new products in order to position ourselves for potential future growth. We also expect to expand our sales and marketing efforts and we anticipate investing in our infrastructure as we update our IT systems and strive to comply with the provisions of the Sarbanes Oxley Act of 2002.

Critical Accounting Policies and Estimates

     We have based our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed in Note 2 of the consolidated financial statements, in measuring revenues.

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

Bad Debts

     A considerable amount of judgment is required when we assess the ultimate realization of receivables including assessing the aging of the amounts and reviewing the current credit-worthiness of our customers. Customer credit-worthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Software licenses	46.0%	44.6%	37.8%
Software maintenance	34.6	38.4	36.2
Professional services and other	19.4	17.0	26.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software related	9.4	11.6	11.6
Professional services and other	12.2	14.7	21.5

Total cost of revenues	21.6	26.3	33.1
Gross profit	78.4	73.7	66.9
Operating expenses:
Sales and marketing	35.9	40.1	42.5
Research and development	27.7	37.4	48.1
Less—Funded research	(15.6)	(24.9)	(28.4)

Research and development, net	12.1	12.5	19.7
General and administrative	22.2	21.8	20.0
Loss from impairment of goodwill	-	2.7	4.8
Restructuring-related charges	-	5.3	3.0

Total operating expenses	70.2	82.4	90.0

Income (loss) from operations	8.2	(8.7)	(23.1)
Other income and interest expense, net	2.3	1.0	0.6

Income (loss) before income taxes	10.5	(7.7)	(22.5)
Income tax benefit (expense)	0.5	(0.6)	1.2

Income (loss) from continuing operations	11.0	(8.3)	(21.3)

Discontinued operations:
Loss from discontinued operations, net of applicable income taxes	-	(0.8)	-
Gain on disposal of discontinued operations, net of tax	-	-	2.6

Net income (loss)	11.0	(9.1)	(18.7)

Revenues

     Revenues by Type

	Year ended December 31,		Percent Increase	Year ended December 31,		Percent Increase
	2004	2003	(Decrease)	2003	2002	(Decrease)
Revenues (in thousands):
Software licenses	$8,690	$7,700	12.8%	$7,700	$6,223	23.8%
Software maintenance	6,530	6,641	(1.7)%	6,641	5,955	11.5%
Professional services and other	3,679	2,931	25.6%	2,931	4,288	(31.7)%

Total	$18,899	$17,272	9.4%	$17,272	16,466	4.9%

Revenues by type (as % of total revenues):
Software licenses	46.0%	44.6%		44.6%	37.8%
Software maintenance	34.6%	38.4%		38.4%	36.2%
Professional services and other	19.4%	17.0%		17.0%	26.0%

Total	100.0%	100.0%		100.0%	100.0%

     Total revenues consist of software licenses, software maintenance, and professional services and other revenues.

     The total increase in revenues for 2004, as compared to 2003 and the total increase in revenues for 2003, as compared to 2002, included the favorable effects of exchange rate fluctuations on translation of sales at our foreign subsidiaries denominated in foreign currencies. Of the total increase in revenues in 2004 and in 2003, an estimated $0.5 million and $0.6 million, respectively, relate to the impact of foreign exchange rate fluctuations on the translation of revenues from our international subsidiaries.

     Software license revenues consist of software licenses and subscriptions. The increase in software license revenues for 2004, as compared to 2003, is primarily the result of the growth in S-PLUS subscriptions. The increase is also due to the increased sales of InFact and Insightful Miner products, as well as due to the growth in sales of vertically focused toolkits of packaged S-PLUS libraries and workflows, such as S+FinMetrics and S+NUOPT for the financial services market.

     The increase in software license revenue for 2003, as compared to 2002, was primarily due to increased European license revenue, primarily as a result of positive fluctuations in foreign exchange rates, and an increase in revenues from InFact, for which we first recognized revenue in the fourth quarter of 2002.

     The decrease in maintenance revenue for 2004, as compared to 2003, is attributable to a decrease in maintenance renewals in the second and third quarters of 2003. The increase in maintenance revenue for 2003, as compared to 2002 was due to an increase in our installed base and ongoing maintenance renewals.

     Professional services revenue is generated from consulting and training activities. The increase in professional services revenue for 2004, as compared to 2003, relates to better utilization of our professional staff resulting from our increased focus on training and consulting, as we updated and broadened the range of training courses and materials and better aligned our consulting services with our core software license products. The increase in consulting revenue is also partially attributable to the growth in the consulting revenue from the InFact segment. The decrease in service revenue for 2003, as compared to 2002, is primarily due to fewer consulting projects in Switzerland and North America and a reduction in our consulting headcount.

      Revenues by Segment and Geography

     We operate in three segments: North American Data Analysis, International Data Analysis, and North American Text Analysis and we have international operations primarily in Europe and Asia. Revenues by segment and geography are as follows:

	Year ended December 31,		Percent	Year ended December 31,		Percent
	2004	2003	Increase	2003	2002	Increase
Revenues (in thousands):
North American Data Analysis	$11,470	$11,130	3.1%	$11,130	$11,050	0.7%
International Data Analysis	6,480	5,497	17.9%	5,497	5,193	5.9%
North American Text Analysis	949	645	47.1%	645	223	189.2%

Total	$18,899	$17,272	9.4%	$17,272	16,466	4.9%

Revenues by type (as % of total revenues):
North American Data Analysis	60.7%	64.4%		64.4%	67.1%
International Data Analysis	34.3%	31.8%		31.8%	31.5%
North American Text Analysis	5.0%	3.8%		3.7%	1.4%

Total	100.0%	100.0%		100.0%	100.0%

     The increase in North American data analysis revenues for 2004, as compared to 2003, is due primarily to the increase in training revenues and the increase in sales of our server products S-PLUS Server. North American revenue remained relatively flat between 2003 and 2002.

     The increase in international data analysis revenues for both 2004 and 2003 included the favorable impact of foreign exchange rate fluctuations on the translation of revenues from our international subsidiaries.

     The increase in international data analysis revenues for 2004, as compared to 2003, is also attributable to increased revenues from professional services as well as increased software license sales. The increase in international revenues is related to the streamlining of our European organization in mid-2003, resulting in the creation of direct sales organizations that focus on building relationships with large target accounts. This initiative allowed us to expand our customer base to drive more deployment and enterprise transactions, incorporating both license sales and services. The 2004 increase in international revenues is also partially attributable to higher sales in the Asia Pacific region.

     The increase in international data analysis revenues for 2003, as compared to 2002, was primarily attributable to positive fluctuations in foreign exchange rates.

     The increase in North American text analysis revenues in 2004, as compared to 2003, relates to the increase in consulting revenues generated by the InFact group in the third and forth quarters of 2004, as we made further progress in validating this relatively new product with sales to intelligence and pharmaceutical customers. The increase in North American text analysis revenues in 2003, as compared to 2002, is due to the first full year of InFact revenues, as we recognized our first revenues from this product in the last quarter of 2002.

     We expect our revenues to grow in 2005, subject to the successful launch of new products and continued worldwide economic recovery, and as we continue to increase our sales and marketing resources.

Cost of Revenues

	Year ended December 31,		Percent	Year ended December 31,		Percent Increase
	2004	2003	Decrease	2003	2002	(Decrease)
Cost of revenues (in thousands):
Software related	$1,770	$1,999	(11.5)%	$1,999	$1,904	5.0%
Professional services and other	2,312	2,546	(9.2)%	2,546	3,533	(27.9)%

Total	$4,082	$4,545	(10.2)%	$4,545	5,437	(16.4)%

Cost of revenues (as % of total revenues):
Software related	9.4%	11.6%		11.6%	11.6%
Professional services and other	12.2%	14.7%		14.7%	21.5%

Total	21.6%	26.3%		26.3%	33.1%

     Cost of software-related revenue consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs.

     The decrease in cost of software-related revenues for 2004, as compared to 2003, is due primarily to a reduction in royalty costs resulting from the January 2004 acquisition of the copyrights to the software code underlying the “S” programming language. The acquisition cost was capitalized and will be amortization over a three-year period that began on the acquisition date. Our “S” programming language related royalty costs in 2003 were $0.9 million. Amortization of the “S” programming language acquisition cost, which partially offset the reduction in royalty expense, was $540,000 during 2004. This net decrease in costs associated with the “S” programming language was partially offset by the increases in direct materials and freight on higher product sales.

     The increase in costs of software-related revenues in 2003, as compared to 2002, is primarily the result of higher license revenues from products on which the Company was obligated to pay royalties.

     Cost of professional services and other consists primarily of salaries and other labor related costs of employees who provide consulting services and training. The decline in cost of services for 2004, as compared to 2003, is primarily due to cost saving measures implemented in July 2003 as part of a corporate restructuring. The decrease in costs of professional services at international locations was partially offset by increases resulting from foreign exchange rate fluctuations, impacting the translation of our foreign subsidiaries costs to US dollars. The decrease in costs of professional services, as a percentage of revenues, for 2004 as compared to 2003, is due to higher utilization rates and billable productivity of our consulting professionals.

     The decrease in costs of professional revenues for 2003, as compared to 2002, is primarily due to reduced related headcount in response to the decline in 2003 of the demand for those services.

     Should our revenues grow in 2005, we expect related growth in our costs of revenues. Gross margins will likely fluctuate based primarily on revenue productivity of our consultants, since these costs are relatively fixed in the short-term, and based on the mix of our license sales.

Operating Expenses

     Sales and Marketing

	Year ended December 31,		Percent	Year ended December 31,		Percent
	2004	2003	Decrease	2003	2002	Decrease
Sales and marketing expenses(in thousands)	$6,791	$6,919	(1.8)%	$6,919	$7,002	(1.2)%
Sales and marketing expenses (as percentage of revenues)	35.9%	40.1%		40.1%	42.5%

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows.

     The decrease in sales and marketing expenses in 2004, as compared to 2003, is due to the reductions in variable costs for marketing-related programs, as well as reduced payroll-related marketing costs. The restructuring of our international business in 2003, resulting in the closure of our German office, also contributed to the decline in sales and marketing expenses. Those reductions in 2004 were partially offset by the increase in revenue-based compensation costs.

     The decrease in sales and marketing expenses for 2003, as compared to 2002, was primarily due to the closing of our German office in July 2003 and reduction in workforce in our Swiss office.

     In 2005, we expect sales and marketing expenses to increase as we recruit and hire additional personnel, including executives, and expand our marketing programs.

     Research and Development, Net

	Year ended December 31,		Percent Increase	Year ended December 31,		Percent
	2004	2003	(Decrease)	2003	2002	Decrease
Research and development (in thousands):
Research and development	$5,240	$6,469	(19.0)%	$6,469	$7,918	(18.3)%
Less – Funded research	(2,949)	(4,307)	(31.5)%	(4,307)	(4,674)	(7.9)%

Research and development, net	$2,291	$2,162	6.0%	$2,162	$3,244	(33.4)%

Research and development (as percentage of revenues):
Research and development	27.7%	37.4%		37.4%	48.1%
Less – Funded research	(15.6)%	(24.9)%		(24.9)%	(28.4)%

Research and development, net	12.1%	12.5%		12.5%	19.7%

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research.

     The increase in net research and development costs for 2004, as compared to 2003, reflects primarily the decline in reimbursements from government research grants, as we are refocusing our research and development efforts towards development of technology more closely aligned with our commercial product lines. The decline in funded research also reflects the use of certain of our text analysis research and development staff in support for our revenues from professional consulting services. This decline in research reimbursements was partially offset by reductions in payroll-related expenses.

     The decrease in net research and development costs for 2003, as compared to 2002, was primarily attributable to workforce reductions implemented in July 2002 and July 2003. The personnel reduction costs saving were somewhat offset by the decline in funded research, which is attributable to the number of awarded contracts as well as to a more focused approach of aligning research funding with our core products.

     In 2005, we expect to increase our research and development expenses in order to set the foundation for future growth by investing in core product lines development. In addition, we expect to see a continued decline in research billings from our data analysis segment as we continue to align their research efforts with our product plans.

     General and Administrative

	Year ended December 31,		Percent	Year ended December 31,		Percent
	2004	2003	Increase	2003	2002	Increase
General and administrative expenses (in thousands)	$4,199	$3,771	11.0%	$3,771	$3,286	14.8%
General and administrative expenses (as percentage of revenues)	22.2%	21.8%		21.8%	20.0%

     General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, investor relations, legal, compliance, and administration activities.

     The increase in general and administrative expenses for 2004, as compared to 2003, is primarily attributable to the additional costs incurred in the second quarter of 2004 for our independent investigation of issues related to an allegation by a former employee, as well as due to additional legal costs incurred in the first quarter of 2004 in resolving a dispute with Lucent Technology.

     The increase in general and administrative expenses for 2003, as compared to 2002, was attributable to increases in insurance, legal, compliance and audit expenses.

     We anticipate that general and administrative expenses will increase in the future as we incur additional costs in connection with the enhanced regulatory and corporate governance requirements of the Sarbanes-Oxley Act of 2002.

     Goodwill Impairment

     In 2002, we recorded a loss from impairment of $800,000 resulting from a write-down of the carrying value of goodwill for Predict AG, our Swiss subsidiary, as computed under FAS 142. In 2003, we recorded an additional loss from impairment of $462,000 consisting of a $259,000 write-down of the carrying value of goodwill for Predict AG and a $203,000 write-down of the carrying value of goodwill for Sigma Plus, our French subsidiary. The 2002 impairment was due to the continued decline in the market for IT software and services from the September 2001 date of acquisition of Predict AG and to our July 2002 restructuring, which resulted in the termination of nearly 50% of the headcount in our Swiss office. The 2003 impairment was the result of a decrease in the discounted future cash flows from our French and Swiss subsidiaries as computed under FAS 142 caused by a reduction in our revenue growth expectations based on our economic outlook for that region.

     Restructuring-Related Charges

     In July 2002 and July 2003, we implemented workforce reductions in order to better align our costs with our revenues.

     The 2002 restructuring expense totaled $501,000 and resulted from a workforce reduction of 31 employees, or 18% of our employee base at the time. Of the $501,000 restructuring charge, $170,000 related to our International Data Analysis segment and the remaining $331,000 was attributable to our Domestic Data Analysis segment. All of the 2002 restructuring charges related to employee severance and termination benefits. Those benefits were fully paid during 2002 and 2003.

     The 2003 restructuring expense totaled $911,000 and included a workforce reduction of 23 employees, or 18% of our employee base at the time. Of the $911,000 restructuring charge, $288,000 related to our International Data Analysis segment and the remaining $623,000 was attributable to our Domestic Data Analysis segment. As part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The 2003 restructuring charges, including charges associated with the resignation of Shawn Javid, consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of December 31, 2003, $321,000 in termination benefits remained to be paid, of which $247,000 were paid in 2004 and the remaining $74,000 in 2005.

Other Income and Interest Expense

     Total other income, consisting primarily of foreign exchange transaction gains and losses as well as interest income, increased from $189,000 in 2003 to $476,000 in 2004. Total other income increased from $128,000 in 2002 to $189,000 in 2003. The increases in other income for both periods primarily reflect the impact of the US dollar rate decline on US denominated intercompany amounts due from our international subsidiaries to the US parent company,. The increase in other income is also partially the result in the increase in invested cash balances and the related rate of return on those investments in the corresponding periods.

     Interest expense increased from $21,000 in 2003 to $35,000 in 2004. Interest expense decreased from $33,000 in 2002 to $21,000 in 2003. The fluctuations in the expense reflect the fluctuations in the interest rates and the changes in the total amount of borrowings.

Income Taxes

     As of December 31, 2004, the Company had net operating loss carryforwards of approximately $23 million and research and development and other tax credit carryforwards of approximately $2.4 million. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. In the future, we will continue to evaluate the need for a valuation allowance on deferred tax assets based on whether the facts and circumstances at the time indicate it is more likely than not that a portion or all of the deferred tax assets will ultimately be utilized.

     The income tax benefit of $94,000 in 2004 and the income tax benefit of $201,000 in 2002 primarily relate to changes in estimates of tax obligations relating to our foreign subsidiaries. Income tax expense of $106,000 in 2003 reflects the provision for foreign income taxes associated with our international operations.

Discontinued Operations

     On January 23, 2001 we sold the assets of our Engineering and Education Products Division, or EEPD, for cash proceeds of $7,000,000. As a result of this transaction, we recorded the operations of EEPD as discontinued operations. We recorded a net gain of $3,849,000 on the sale in 2001 after taking into account net assets transferred and certain liabilities arising from the transaction including severance and transaction costs. The liabilities arising from the sale included accruals related to certain contingencies resulting from the disposition. In 2002, these contingencies were favorably resolved resulting in a net gain of $427,000 also recorded as a gain on disposal of discontinued operations.

     During 2003, we recorded a loss from discontinued operations of $137,000 related to previously unidentified potential third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000.

Liquidity and Capital Resources

     Cash and cash equivalents increased from $7.1 million at December 31, 2003 to $9.7 million at December 31, 2004. Our working capital increased from $2.1 million at December 31, 2003 to $4.8 million at December 31, 2004.

     We generated $2.7 million in cash from operating activities for 2004 compared to $0.8 million generated from operating activities in 2003. The increase in operating cash inflows primarily relates to an increase in profitability, partially offset by the increases in net working capital components, other than cash.

     The difference between our net income (loss) from continuing operations and our operating cash inflows is attributable to non-cash expenses included in net income (loss), and changes in operating assets and liabilities, as presented below (in thousands):

	Year ended December 31,
	2004	2003
Net income (loss) from continuing operations	$2,071	$(1,436)
Add: non-cash expenses	1,390	2,051
Deduct: changes in operating assets and liabilities	(736)	200

Net cash provided by (used in) operating activities	2,725	815

     Non-cash expenses are associated with the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges. In 2003, non-cash expenses also reflected goodwill impairment charges. Changes in operating assets and liabilities reflect changes in working capital components of the balance sheet apart from cash and short-term investments.

     Investing activities resulted in net cash outflows of $1.9 million for 2004 compared to $0.3 million for 2003. The increase in cash outflows from investing activities primarily relates to the purchase of the “S” programming language from Lucent Technologies, as well as higher levels of purchases of property and equipment.

     Financing activities resulted in net cash inflows of $1.8 million for 2004 compared to net cash outflows of $39,000 for 2003. The increase in cash inflows from financing activities relates to our receipt of proceeds from the exercise of employee stock options and contributions to our employee stock purchase plan.

     In March 2004, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank and modified the terms to provide for up to $3.0 million in borrowing availability through March 26, 2005. This facility was secured by our accounts receivable and allowed us to borrow up to the lesser of 75% of eligible accounts receivable or $3.0 million and bears interest at the prime rate, which was 5% as of December 31, 2004, plus 1%. At December 31, 2004, no amounts had been borrowed and $1.3 million was available for future borrowings under the line of credit facility.

     At December 31, 2004, we also had an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $161,000 at December 31, 2004. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006. On March 25, 2005, we renewed our credit facility for another year with Silicon Valley Bank on substantially the same terms as the prior credit line and term loan agreement.

     These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of December 31, 2004.

     At December 31, 2004, our principal unused sources of liquidity consisted of cash and cash equivalents of $9.6 million and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we could deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Financing we would obtain, if any, may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute stockholder ownership interest in Insightful.

Commitments

     As of December 31, 2004, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations	$683	$664	$529	$52	$40	$30	$1,998
Equipment term loan	129	32	-	-	-	-	161

Total	$812	$696	$529	$52	$40	$30	$2,159

Off- Balance Sheet Arrangements

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123(R), share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at the adoption date. For public companies that do not file as small business issuers, SFAS 123(R) is effective for periods beginning after June 15, 2005 (our third quarter of 2005). For public companies that do file as small business issuers, SFAS 123(R) is effective for periods beginning after December 15, 2005 (our first quarter of 2006). We expect to file as a small business issuer in 2005, however, we have not yet made the determination as to whether we will adopt the provisions of SFAS 123(R) earlier than required. When we do adopt the new standard, we will do so using the modified prospective transition method which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. The adoption of SFAS 123(R) will result in additional expense being recorded in future years related to our share-based employee compensation programs. We have not completed our evaluation of the financial statements impact of adopting SFAS 123(R).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We operate in the United Kingdom, Germany, France and Switzerland and incur expenses and generate billings denominated in those local currencies. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the short-term nature and current levels of our investments and debt, however, we do not believe that there is any material market risk or exposure to our cash flows.

     Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

Financial Statements as of December 31, 2004 and 2003
Together with Auditors’ Reports

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Insightful Corporation:

     We have audited the accompanying consolidated balance sheet of Insightful Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insightful Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/S/ MOSS ADAMS LLP

Seattle, Washington

February 28, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Insightful Corporation:

     We have audited the accompanying consolidated balance sheet of Insightful Corporation as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation at December 31, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

    ERNST AND YOUNG LLP

Seattle, Washington

February 24, 2004

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,650	$7,139
Trade accounts receivable, net of allowance for returns and doubtful accounts of $292 and $333 at December 31, 2004 and 2003, respectively	4,157	3,210
Other receivables	501	726
Prepaid expenses and other current assets	453	422

Total current assets	14,761	11,497
Property and equipment, net	966	984
Purchased technology, net	1,226	-
Goodwill	800	800
Other assets	60	175

	$17,813	$13,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129	$129
Accounts payable	1,644	914
Accrued payroll-related liabilities	1,358	1,372
Accrued expenses and other current liabilities	554	1,390
Deferred revenue	6,318	5,633

Total current liabilities	10,003	9,438
Long-term debt, less current portion	32	161
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	-	-
Common stock, $0.01 par value–
Authorized–20,000,000 shares
Issued and outstanding–12,393,950 and 11,474,444, shares at December 31, 2004 and December 31, 2003, respectively	124	115
Additional paid-in capital	36,329	34,319
Accumulated deficit	(28,383)	(30,454)
Other accumulated comprehensive loss-cumulative translation adjustment	(292)	(123)

Total stockholders’ equity	7,778	3,857

	$17,813	$13,456

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended Dec. 31
	2004	2003	2002
Revenues:
Software licenses	$8,690	$7,700	$6,223
Software maintenance	6,530	6,641	5,955
Professional services and other	3,679	2,931	4,288

Total revenues	18,899	17,272	16,466

Cost of revenues:
Software related	1,770	1,999	1,904
Professional services and other	2,312	2,546	3,533

Total cost of revenues	4,082	4,545	5,437

Gross profit	14,817	12,727	11,029

Operating expenses:
Sales and marketing	6,791	6,919	7,002
Research and development	5,240	6,469	7,918
Less–Funded research	(2,949)	(4,307)	(4,674)

Research and development, net	2,291	2,162	3,244
General and administrative	4,199	3,771	3,286
Loss from impairment of goodwill	-	462	800
Restructuring charges	-	911	501

Total operating expenses	13,281	14,225	14,833

Income (loss) from operations	1,536	(1,498)	(3,804)
Other income	476	189	128
Interest expense	(35)	(21)	(33)

Income (loss) before income taxes	1,977	(1,330)	(3,709)
Income tax benefit (expense)	94	(106)	201

Income (loss) from continuing operations	2,071	(1,436)	(3,508)
Loss from discontinued operations, net of tax	-	(137)	-
Gain on disposal of discontinued operations, net of tax	-	-	427

Net income (loss)	$2,071	$(1,573)	$(3,081)

Basic net income (loss) per share – continuing operations	$0.17	$(0.13)	$(0.31)

Diluted net income (loss) per share – continuing operations	$0.16	$(0.13)	$(0.31)

Basic and diluted net income (loss) per share – discontinued operations	$-	$(0.01)	$0.04

Basic net income (loss) per share	$0.17	$(0.14)	$(0.27)

Diluted net income (loss) per share	$0.16	$(0.14)	$(0.27)

Weighted average common shares outstanding	12,147	11,404	11,287

Weighted average common shares assuming dilution	12,797	11,404	11,287

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Stock-Based Compensation	Accumulated Deficit	Subscription Receivable	Translation Adjustment	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, January1, 2002	11,326	$113	$33,867	$(382)	$(25,800)	$(380)	$19	$7,437	$-
Stock option exercises and employee stock purchase plan issuances of common stock	192	2	449	-	-	-	-	451	-
Collection of subscription receivable	-	-	-	-	-	380	-	380	-
Stock-based compensation	-	-	-	220	-	-	-	220	-
Net loss	-	-	-	-	(3,081)	-	-	(3,081)	(3,081)
Translation adjustment	-	-	-	-	-	-	30	30	30

Comprehensive loss	-	-	-	-	-	-	-	-	$(3,051)

Balance, December 31, 2002	11,518	115	34,316	(162)	(28,881)	-	$49	$5,437	-
Stock-based compensation	-	-	-	34	-	-	-	34	-
Stock option exercises and employee stock purchase plan issuances of common stock	72	1	88	-	-	-	-	89	-
Stock-based compensation related to modification of Stock option grant	-	-	181	-	-	-	-	181	-
Cancellation of Predict acquisition related common stock and deferred compensation	(116)	(1)	(266)	128	-	-	-	(139)	-
Net loss	-	-	-	-	(1,573)	-	-	(1,573)	(1,573)
Translation adjustment	-	-	-	-	-	-	(172)	(172)	(172)

Comprehensive loss	-	-	-	-	-	-	-	-	$(1,745)

Balance, December 31, 2003	11,474	115	34,319	-	(30,454)	-	(123)	3,857	-
Stock option exercises and employee stock purchase plan issuances of common stock	920	9	1,942	-	-	-	-	1,951	-
Tax benefit of stock option exercises	-	-	35	-	-	-	-	35	-
Stock-based compensation	-	-	33	-	-	-	-	33	-
Net income	-	-	-	-	2,071	-	-	2,071	2,071
Translation adjustment	-	-	-	-	-	-	(169)	(169)	(169)

Comprehensive loss	-	-	-	-	-	-	-	-	1,902

Balance, December 31, 2004	12,394	$124	$36,329	$-	$(28,383)	$-	$(292)	$7,778

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$2,071	$(1,573)	$(3,081)
Less—Income (loss) from discontinued operations	-	(137)	427

Income (loss) from continuing operations	2,071	(1,436)	(3,508)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, and amortization charges	1,357	1,336	1,289
Stock-based compensation	33	88	220
Goodwill impairment	-	462	800
Loss on disposition of assets	-	165	-
Changes in operating assets and liabilities:
Trade and other receivables	(577)	(506)	1,391
Prepaid expenses and other assets	(26)	(106)	70
Accounts payable	209	(110)	(345)
Accrued payroll-related liabilities and other accrued expenses	(865)	257	(59)
Deferred revenue	523	665	962

Net cash provided by operating activities	2,725	815	820

Investing activities:
Purchases of property and equipment	(651)	(197)	(1,069)
Purchases of technology and patents	(1,265)	(59)	(92)
Business acquisitions, net of cash acquired		-	(176)

Net cash used in investing activities	(1,916)	(256)	(1,337)

Financing activities:
Payments on debt	(129)	(128)	(84)
Proceeds from debt	-	-	450
Cash received on subscription receivable from director	-	-	380
Proceeds from exercise of stock options and employee stock purchase plan	1,951	89	451

Net cash provided by (used in) financing activities	1,822	(39)	1,197
Effect of exchange rate changes on cash and cash equivalents	(120)	(63)	30

Net cash provided by continuing operations	2,511	457	710
Net cash used in discontinued operations	-	(137)	(169)

Net increase in cash and cash equivalents	2,511	320	541
Cash and cash equivalents, beginning of year	7,139	6,819	6,278

Cash and cash equivalents, end of year	$9,650	$7,139	$6,819

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$30	$21	$30
Income tax (refund)	$(62)	$82	$9
Supplemental disclosure of cash flow information - portion of purchased technology financed through accounts payable	$500	-	-

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(1)    DESCRIPTION OF BUSINESS

     CONTINUING OPERATIONS

     Insightful Corporation and its subsidiaries provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. Insightful is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

     Insightful’s products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS add-on modules such as S+ArrayAnalyzerTM, and S+FinMetricsTM. Its consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

     Insightful’s customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

     Headquartered in Seattle, Washington, Insightful also has North American offices in New York City and North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world.

DISCONTINUED OPERATIONS

     In January 2001, Insightful closed the sale of its Engineering and Education Products Division (EEPD) to a third party for cash proceeds of $7.0 million resulting in gains of $3.8 million recorded in 2001 and $427,000 recorded in 2002. The gain on disposal of discontinued operations recorded in 2002 resulted from the favorable resolution of certain contingencies relating to the transaction during the second and third quarters of 2002.

     The results of EEPD are presented on a net basis in the accompanying consolidated statements of operations as discontinued operations.

     The loss from discontinued operations of $137,000 recorded in 2003 related to previously unidentified potential third party contractual commitments of EEPD. The amounts were not material to the periods in which they applied, primarily 1999 and 2000. In the Company’s estimate, all significant contingencies relating to the discontinued operations have now been resolved.

(2)    SIGNIFICANT ACCOUNTING POLICIES

     (a)    Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)    Revenue Recognition

     Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of 97-2, Software Revenue Recognition, with Respect to Certain Transactions and related interpretations including Technical Practice Aids. License revenue consists principally of software license fees earned from sales of perpetual or fixed term software licenses. Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered element s if sold in a bundled arrangement.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     Insightful has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements in North America typically call for payment within 30 to 45 days, while standard terms in other areas of the world may be longer. Probability of collection is based upon t he assessment of the customer’s financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is used to evaluate probability of collection. Insightful has an unconditional 30-day return policy and provides for estimated returns at the time of sale based on historical experience.

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

     Consulting revenues typically include providing customers assistance in developing complex software models or data and text analysis techniques. In addition, they include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Training consists of fee based courses offered on a per attendee or a per group rate. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of maintenance contracts, consulting services and training call for payment within 30 to 45 days.

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

     Cash payments received or accounts receivable due in advance of revenue recognition are recorded as deferred revenue on the accompanying consolidated balance sheets.

     (c)    Cash Equivalents

     Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months at the time of purchase. Cash equivalents at December 31, 2004 and December 31, 2003 consisted primarily of investments in institutional money market funds.

     (d)    Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of CDs and users manuals.

      (e)    Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(f)    Research and Development

     Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

years ended December 31, 2004, 2003 and 2002, the Company expensed all research and development costs, as those costs incurred from the technological feasibility date (defined as a working model) to the general release date were not material.

     (g)    Funded Research

     Insightful has a funded research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time and materials basis based on agency approved labor, overhead and profit rates. The terms of these arrangements generally require the Company to submit both progress and final reports. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal and image data. Funding is generally received through cash requests or installment payments. These amounts are recognized either as the work is performed under time and material contracts, or on a percentage of completion basis for fixed bid contracts, and are recorded as an offset against total research and development costs. Receivables resulting from thi s activity are included in other receivables on the balance sheets.

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

     A reconciliation of basic and diluted shares outstanding is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Weighted average common shares outstanding	12,147	11,435	11,518
Restricted common stock subject to repurchase	-	(31)	(231)

Shares used in basic net income (loss) per share calculation	12,147	11,404	11,287
Effect of dilutive potential common shares resulting from stock options	650	-	-

Shares used in diluted net income (loss) per share calculation	12,797	11,404	11,287

     Options to purchase 490,000, 2,562,000 and 3,040,000 shares of common stock in 2004, 2003, and 2002, respectively, and warrants of 20,000 for each of the three years, were excluded from the computation of diluted net loss per share because their effect is anti-dilutive.

     (i)    Foreign Currency Translation

     The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. Aggregate transaction gain was approximately $372,000 and $136,000 for the years ended December 31, 2004 and December 31, 2003, respectively. The aggregate transaction loss was approximately $5,000 for the year ended December 31, 2002.

     (j)    Goodwill and Other Intangibles

     Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting.

     In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangibles are no longer amortized to expense, but instead tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     Insightful performs an annual goodwill impairment test, with additional tests performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under the test, if the carrying amount of a reporting unit that includes goodwill exceeds the fair value of the reporting unit, the impairment loss exists. Impairment loss is measured as the excess, if any, of the carrying amount of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined as the excess of the fair value of the reporting unit over fair values of all of the unit’s assets and liabilities, including any unrecognized intangible assets. Insightful currently distinguishes three reporting units that have goodwill, as follows: US Data Analysis, Insightful UK, and Insightful Switzerland.

     The fair values of reporting units are determined using the present value of future cash flows method. The future cash flows are based on current projections of future results. If the estimated future cash flows or other assumptions were to change, Insightful could be required to record impairment charges for those assets for which the carrying value is not supported by the future cash flows.

     Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis of 2-3 years, a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

     In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company considers the existence of facts or circumstances, both internal and external that may suggest that the carrying amount of long-lived assets may not be recoverable. If there were such facts and circumstances, recoverability of assets held and used would be measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount were higher, the impairment loss would be measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows.

     (k)    Advertising Costs

     The Company expenses advertising costs as incurred. Total advertising expenses were approximately $27,000, $53,000 and $39,000 for the years ended December 2004, 2003, and 2002, respectively.

     (l)    Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that are subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Insightful maintains a significant portion of its cash balances with one financial institution in amounts that exceed federally insured levels.

     The Company’s accounts receivable and customer base are dispersed across many different geographic areas throughout North America and internationally and consist of companies in a variety of industries. The Company assesses each customer’s financial condition through the review of current financial statements or credit reports. For existing customers, prior payment history is also used to evaluate probability of collection and credit worthiness. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

     During the years ended December 31, 2004, 2003 and 2002, not any one customer accounted for greater than 10% of net revenues. As of December 31, 2004 and 2003, not one customer accounted for greater than 10% of accounts receivable.

     (m)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas such as (i) revenue recognition, (ii) provision for bad debt, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, and (v) tax assets and liabilities.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     (n)    Financial Instruments

     At December 31, 2004, Insightful had the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and debt. The carrying value of cash and cash equivalents, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

     (o)    Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), that requires companies to expense the value of employee stock options, discounts on employee stock purchase plans and similar awards. Under SFAS 123(R), share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at the adoption date. For public companies that do not file as small business issuers, SFAS 123(R) is effective for periods beginning after June 15, 2005 (the Company’s third quarter of 2005). For public companies that do file as small business issuers, SFAS 123(R) is effective for periods beginning after December 15, 2005 (the Company’ s first quarter of 2006). The Company expects to file as a small business issuer in 2005, however, it has not yet made the determination as to whether it will adopt the provisions of SFAS 123(R) earlier than required. When the Company does adopt the new standard, it will do so using the modified prospective transition method which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. The adoption of SFAS 123(R) will result in additional expense being recorded in future years related to the Company’s share-based employee compensation programs. The Company has not completed its evaluation of the financial statement impact of adopting SFAS 123(R).

      (p)    Income Taxes

     The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against deferred tax assets for which utilization of the asset is considered not likely.

     (q)    Stock-Based Compensation

     Insightful has elected to apply the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation,as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of Insightful’s common stock at the date of grant over the stock option exercise price.

     Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Pro Forma Disclosures Under SFAS 123

     The following pro forma information regarding stock-based compensation has been determined as if Insightful had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of the employee stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions as follows:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rates	3.24% – 3.50%	2.06% – 3.74%	1.45% – 4.03%
Expected dividend yield	None	None	None
Expected lives	5 to 7 years	5.4 years	7 years
Expected volatility	180% to 190%	79%	162%

     The effect of applying SFAS No. 123 would be as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$2,071	$(1,573)	$(3,081)
Stock-based compensation as reported	33	(105)	220
Stock-based compensation determined under FAS 123	(1,257)	(1,102)	(1,506)

Pro forma net income (loss)	$847	$(2,780)	$(4,367)

Basic income (loss) per share as reported	$0.16	$(0.14)	$(0.27)

Diluted income (loss) per share as reported	$0.17	$(0.14)	$(0.27)

Pro forma basic and diluted net income (loss) per share	$0.07	$(0.24)	$(0.39)

     (r)    Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which is currently reported is foreign currency translation adjustments.

     (s)    Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, shipping fee revenue of approximately $55,000 and $72,000 for the years ended December 31, 2003 and December 31, 2002, respectively, which was previously reported as an offset against software-related costs of revenues was reclassified to software license revenues in the accompanying consolidated statements of operations.

(3)    GOODWILL AND OTHER INTANGIBLES

     Insightful currently distinguishes three reporting units that have goodwill, as follows: US Data Analysis, Insightful UK, and Insightful Switzerland. The results of the Company’s annual goodwill impairment tests as of October 1, 2002 and 2003, indicated the existence of impairment losses of $800,000 and $259,000, respectively, arising from its Insightful Switzerland reporting unit. In addition, as of October 1, 2003 an impairment loss of $203,000 was recorded with respect to goodwill arising from its Insightful France reporting unit, resulting in the complete write-off of the goodwill of this unit. These goodwill impairment losses, which are included in general and administrative expenses, arose from a reduction in the estimated future cash flows from these units. The Company’s annual impairment test as of October 31, 2004 indicated no further goodwill impairment. In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 with the remaining $0.5 million to be paid in the first quarter of 2005.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     Prior to this agreement, Insightful was a worldwide licensee of the “S” programming language from Lucent Technologies Inc. Under that license, the Company had the right to use, sublicense and support the “S” language in exchange for royalties, with a minimum annual exclusivity fee of $450,000 and variable royalties of 3% to 6% of revenues. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to software related cost of revenues over a 3-year estimated life. During 2004, the Company recognized $539,000 in amortization expense related to this technology. This technology is scheduled to be fully amortized by January 31, 2007 with corresponding amortization estimated to be $588,000, $588,000 and $50,000 for 2005, 2006 and 2007, respectively.

(4)    FINANCING ARRANGEMENTS

     In March 2004, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank and modified the terms to provide for up to $3.0 million in borrowing availability through March 26, 2005. This facility was secured by the Company’s accounts receivable and allowed it to borrow up to the lesser of (a) 75% of its eligible accounts receivable or (b) $3.0 million and bears interest at the prime rate, which was 5% as of December 31, 2004, plus 1%.

     The Company also has an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $161,000 at December 31, 2004. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006.

     These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of December 31, 2004.

     Future maturities of debt as of December 31, 2004 are (in thousands):

	Year ending December 31,
	2005	2006	Thereafter	Total
Equipment loan	$129	$32	–	$161

(5)    BUSINESS RESTRUCTURINGS

     In July 2002 and July 2003, the Company implemented workforce reductions in order to better align its costs with revenues.

     The 2002 restructuring expense totaled $501,000 and resulted from a workforce reduction of 31 employees, or 18% of the Company’s employee base at the time. Of the $501,000 restructuring charge, $170,000 related to the Company’s International Data Analysis segment and the remaining $331,000 was attributable to its Domestic Data Analysis segment. All of the 2002 restructuring charges related to employee severance and termination benefits. As of December 31, 2002, $418,000 of the severance and termination benefits had been paid and $83,000 remained accrued on that date, with the remaining benefits paid in January 2003.

     The 2003 restructuring expense totaled $911,000 (all recognized in 2003) and included a workforce reduction of 23 employees, or 18% of the Company’s employee base at the time. Of the $911,000 restructuring charge, $288,000 related to its International Data Analysis segment and the remaining $623,000 was attributable to its Domestic Data Analysis segment. As part of this restructuring, the Company combined its German operations with its Swiss subsidiary headquartered in Basel, Switzerland. On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. The 2003 restructuring charges, including charges associated with the resignation of Shawn Javid, consisted primarily of employee severance and termination payments and lease termination costs, as well as a $176,000 non-cash compensation charge related to a modification of stock options upon termination of Mr. Javid. As of Dece mber 31, 2003 $321,000 in termination benefits remained to be paid, of which $247,000 were paid in 2004, with the remaining balance of $74,000 at December 31, 2004 that will be paid in 2005.

(6)    PROPERTY AND EQUIPMENT

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$4,667	$3,933
Furniture and fixtures	562	545
Leasehold improvements	218	218

Less—Accumulated depreciation and amortization	(4,481)	(3,712)
	$966	$984

     Depreciation expense on fixed assets was approximately $700,000, $1,125,000 and $1,067,000 for the years ended December 2004, 2003, and 2002, respectively.

(7)    INCOME TAXES

     Income (loss) from continuing operations before taxes by income tax jurisdiction consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$1,765	$(484)	$(2,444)
Foreign	212	(846)	(1,265)

Total	$1,977	$(1,330)	$(3,709)

     The provisions for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current tax (benefit) expense:
Federal	$9	$-	$(98)
State	22	5	(100)
Foreign	(125)	101	(103)

	(94)	106	(301)

Deferred tax (benefit) expense:
Federal	(344)	182	(483)
State	-	-	-

	(344)	182	(483)
Increase (decrease) in valuation reserve	344	(182)	483
Tax benefit relating to discontinued operations	-	-	100

Income tax (benefit) provision relating to continuing operations	$(94)	$106	$(201)

     A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax provision (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State tax provision, net	1.1	0.2	-
Foreign tax provision	(10.6)	7.0	(2.7)
Other permanent items	0.7	11.7	0.5
Alternative Minimum Tax	(1.3)	-	-
Research credit	-	4.5	3.5
Acquisition related	-	-	8.9
Other	(1.4)	(0.7)	6.5
Operating losses (utilized) deferred	(27.3)	18.6	11.9

	(4.8)%	7.3	(5.4)%

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     During the fourth quarter of 2004, the Company reduced a payable for estimated foreign taxes that was included in the balance sheet at December 31, 2003 in the amount of $125,000. At December 31, 2004, the Company had available net operating loss carryforwards of approximately $23 million of which $3.3 million relates to stock option deductions. Insightful also had research tax credit carryforwards of approximately $2.4 million. The net operating loss carryforwards may be used to offset future federal taxable income through the year ending December 31, 2023 while the tax credit carryforwards may be used to offset future federal income taxes through the year ending December 31, 2022. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. A valuation allowance has been established equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance increased by $344,000 for 2004, decreased by $182,000 in 2003 and increased by $483,000 for 2002, respectively.

     The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$7,831	$7,551
Depreciation	296	325
Accounts receivable reserves	107	69
Accrued liabilities	186	393
Research and development and other tax credit carryforwards	2,447	2,185

	10,867	10,523
Valuation allowance	(10,867)	(10,523)

Net deferred tax asset	$-	$-

(8)    COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating leases for its various facilities and certain office and other equipment. The future minimum commitments under its non-cancelable operating lease arrangements, exclusive of operating costs are as follows:

Year Ended December 31,
2005	$683
2006	664
2007	529
2008	52
2009	40
Thereafter	30

$1,998

     Rent expense under the Company’s operating leases was approximately $781,000, $991,000 and $973,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

     In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2004 and 2003 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

     On December 13, 2002, Wajih Alaiyan, a former employee of the Company, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, court granted summary judgment in the Company’s favor, dismissing the complaint. The ex-employee filed an appeal with the Court of Appeals for the State of Washington, and oral arguments were presented on November 9, 2004. This Company is awaiting the outcome of the appeal. If The Company loses the appeal it will likely resume litigation in the lower court, where it expects to continue to vigorously defend itself against the ex-employee’s claim, which the Company denies. The ex-employee seeks an unspecified amount of damages. The Company is unable to evaluate the likelihood of an adverse outcome..

(9)    STOCKHOLDERS’ EQUITY

   (a)    Stock Option Plans

     Under the Company’s 2001 Stock Option and Incentive Plan (the 2001 Plan), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful’s stock to eligible employees and others, as defined.

     In 2002, the stockholders approved an amendment to the 2001 Plan that allows for the automatic increase in the number of shares reserved for issuance of stock options under this plan on the first day of each fiscal year by the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal period, or (c) an amount determined by the board of directors. The options typically vest over a four-year period. At December 31, 2004, 643,000 options were available for future grant under the 2001 Plan.

     The Company has a 2001 Non-Employee Director Stock Option Plan (the 2001 Directors’ Plan) under which its non-employee directors receive annual grants to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at or above fair market value at the time of grant. These options are exercisable upon grant. At December 31, 2004, 801,000 options were available for future grant under the 2001 Directors’ Plan.

     The Company also has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful can be granted nonqualified options to purchase stock. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At December 31, 2004, 176,000 options were available for future grant under the 1996 Non-Officer Plan.

     The following table summarizes stock option activity for all of stock option plans during 2004, 2003 and 2002:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of period	2,562,000	$2.18	3,040,000	$2.28	3,387,000	$2.61
Granted	1,521,000	$2.54	369,000	$1.16	824,000	$1.50
Exercised	(908,000)	$2.13	(40,000)	$1.40	(122,000)	$2.37
Canceled	(501,000)	$3.06	(807,000)	$2.08	(1,049,000)	$2.71

Balance at end of period	2,674,000	$2.24	2,562,000	$2.18	3,040,000	$2.28

Exercisable at end of period	1,104,000	$2.53	1,693,000	$2.43	1,410,000	$2.69
Shares of common stock available for grant	1,620,000

     The weighted average fair value as of the grant dates of options granted in 2004, 2003, and 2002 was $2.44, $0.80, and $1.46, respectively.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.97 – 1.31	552,000	7.93	$1.20	265,000	$1.22
1.35 – 1.95	658,000	8.30	1.81	148,000	1.75
1.96 – 2.43	845,000	8.54	2.33	285,000	2.29
2.56 – 4.53	544,000	7.05	3.22	331,000	3.43
5.50 – 5.50	75,000	0.58	5.50	75,000	5.50

$0.97 – 5.50	2,674,000	7.82	$2.24	1,104,000	$2.53

   (b)    Employee Stock Purchase Plan

     Insightful has an employee stock purchase plan (ESPP) that allows eligible employees to purchase Insightful common stock at the lesser of 85% of fair value on certain prescribed dates as defined in the ESPP, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2004, 2003, and 2002, 11,000, 20,000, and 70,000 shares were issued under the ESPP, respectively. As of December 31, 2004, 403,000 shares remain available for future purchase.

   (c)    Warrants

     In conjunction with the 2001 acquisition of a data analysis consulting business from Waratah Corporation, warrants to purchase 20,000 shares of common stock at an exercise price of $2.90 were issued. The warrants expire on July 13, 2006 and were valued at $41,000 based on the Black-Scholes model.

   (d)    Common Shares Reserved

     At December 31, 2004 common stock reserved for future issuance was as follows:

Outstanding stock options	2,674,000
Stock options available for grant
ESPP	403,000
Warrants to purchase common stock	20,000

5,217,000

(10)    401(K) RETIREMENT PLAN

     The Company sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. The Company matches employees’ contributions at the discretion of its management. No contributions were made by the company during 2004, 2003 or 2002.

(11)    ACQUISITIONS

     On January 1, 2002, Insightful completed the acquisition of a data analysis software business from Graphische Systeme GmbH (“GraS”), its former German distributor. The acquisition provided Insightful with an expanded direct sales channel in Germany. Consideration for the acquisition was cash of $157,000, with purchase price allocated entirely to goodwill.

     In July 2003 the German operations were combined with the Company’s Swiss subsidiary and the German office was closed as part of a corporate restructuring to align costs with revenues.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(12)    SUBSEQUENT EVENTS

     On March 26, 2005, the Company renewed its credit facility for another year with Silicon Valley Bank on substantially the same terms as the prior credit line and term loan agreement.

(13)	SEGMENT AND GEOGRAPHIC INFORMATION.

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Business segment information includes the segments of North American Data Analysis, International Data Analysis and North American Text Analysis. For the year ended December 31, 2004, the Company measured segment performance based on their revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. For the years ended December 31, 2003 and 2002, the Company measured segment performance based on their revenues and income or loss from operations. For the year ended December 31, 2004, depreciation expense was not allocated by segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	North American	International
	Data Analysis	Data Analysis	Text Analysis	Total
2004
Revenues	$11,470	6,480	949	$18,899
Contribution Margin	5,927	2,336	(60)	8,203
Unallocated Costs and Expenses				(6,667)

Operating Income				$1,536

2003
Revenues	$11,130	5,497	645	$17,272
Depreciation Expense	$759	283	83	$1,125
Loss from Operations	(401)	(689)	(408)	(1,498)
2002
Revenues	$11,050	5,193	223	$16,466
Depreciation Expense	$864	155	48	$1,067
Loss from Operations	(1,401)	(2,210)	(193)	(3,804)

     The Company reports consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

	United States	Foreign	Total
Year Ended December 31, 2004
Revenue	$12,419	$6,480	$18,899
Long-lived assets	2,190	862	3,052
Total Net Assets	4,234	3,544	7,778
Year Ended December 31, 2003
Revenue	$11,775	$5,497	$17,272
Long-lived assets	1,033	926	1,959
Total Net Assets	2,255	1,602	3,857
Year Ended December 31, 2002
Revenue	$11,273	$5,193	$16,466
Long-lived assets	1,976	1,634	3,610
Total Net Assets	3,575	1,862	5,437

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(14) VALUATION AND QUALIFYING ACCOUNTS

     A rollforward of the allowance for doubtful accounts and allowance for sales returns for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Balance, Beginning of Period	Charged to Operating Results(2)	Deductions(1)	Balance, End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$290	$(14)	$(11)	$265
Allowance for sales returns	43	30	(46)	27

Total reserve for accounts receivable	$333	$16	$(57)	$292

Year Ended December 31, 2003:
Allowance for doubtful accounts	$176	$210	$(96)	$290
Allowance for sales returns	129	(61)	(25)	43

Total reserve for accounts receivable	$305	$149	$(121)	$333

Year Ended December 31, 2002:
Allowance for doubtful accounts	$135	$66	$25	$176
Allowance for sales returns	133	189	193	129

Total reserve for accounts receivable	$268	$255	$218	$305

(1)   Deductions for accounts receivable represent accounts written off, net of recoveries. Deductions for sales returns represent product returns received.

(2)   The 2003 reduction in the charges to revenue for the allowance for sales returns was attributable to a reduction in the required reserve based on updated customer returns history. The provision for sales returns is estimated based on historical returns experience and the judgment of future return risk.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(15)    UNAUDITED QUARTERLY DATA

	2004
	Q1	Q2	Q3	Q4
Revenue	$4,335	$4,477	$4,769	$5,318
Gross profit	3,382	3,457	3,853	4,125
Net income	225	300	609	937
Basic net income per share	$0.02	$0.02	$0.05	$0.08
Diluted net income per share	$0.02	$0.02	$0.05	$0.07

	2003
	Q1	Q2	Q3 (1)	Q4 (2)
Revenue	$4,309	$4,330	$4,037	$4,596
Gross profit	3,071	3,042	2,999	3,615
Income (loss) from continuing operations	(355)	(300)	(990)	209
Loss from discontinued operations	-	(137)	-	-
Net income (loss)	(355)	(437)	(990)	209
Basic and diluted net income (loss) per share	$(0.03)	$(0.04)	$(0.09)	$0.02

(1) Loss from continuing operations of $990,000 in the third quarter of 2003 included a restructuring charge of $911,000.

(2) Income from continuing operations of $209,000 in the fourth quarter of 2003 included a loss from impairment of goodwill charge of $462,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     (a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Proposal 1: Election of Director” in the proxy statement for our annual meeting of stockholders to be held on June 9, 2005.

     (b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our annual meeting of stockholders to be held on June 9, 2005.

     (c) The information regarding our Code of Ethics required by this item is incorporated into this annual report by reference to the section entitled “Corporate Governance” in the proxy statement for our annual meeting of stockholders to be held on June 9, 2005.

     We will file the proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION.

     The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Summary Compensation Table” in the proxy statement for our annual meeting of stockholders to be held on June 9, 2005. We will file the proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 9, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements.The following consolidated financial statements of Insightful Corporation are filed as part of this report.

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 2004 and 2003.

     Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     2. Schedules.

     Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in the Schedules is included in the Consolidated Financial Statements or related notes.

     3. Exhibits.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2		Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

10.1		1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2		2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3		2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4		Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

10.5	*	Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (E)

10.6	*	Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (F)

10.7		Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (G)

10.8		License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (G)

10.9		Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (G)

10.10		Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate Holdings, Inc. (Exhibit 2.6) (G)

10.11		Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (G)

10.12		Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (G)

10.13		Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schunemann (Exhibit 10.1) (H)

10.14		Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles Digate (Exhibit 10.1) (I)

10.15		Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

Exhibit Number		Description
10.16		Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.17		Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.18		Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.19		Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (M)

10.20		Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (N)

10.21		Offer Letter, dated October 19, 2004 to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (N)

10.22		Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (O)

21.1	†	Subsidiaries of the registrant

23.1	†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1	†	Power of attorney (contained on signature page)

31.1	†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

† Filed herewith.

* Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 10, 2001.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 31, 2002.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey Coombs President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard Barber
Richard Barber Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints Kenneth J. Moyle, Jr. and Richard P. Barber, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY E. COOMBS Jeffrey E. Coombs	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Richard Barber Richard Barber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Paul Bialek Paul Bialek	Director	March 30, 2005

/s/ Sachin Chawla Sachin Chawla	Director	March 30, 2005

/s/ Mark C. Ozur Mark C. Ozur	Director	March 30, 2005

/s/ Samuel R. Meshberg Samuel R. Meshberg	Chairman of the Board of Directors	March 30, 2005

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2		Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

10.1		1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2		2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3		2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4		Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

10.5	*	Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (E)

10.6	*	Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (F)

10.7		Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (G)

10.8		License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (G)

10.9		Right of First Offer to Exclusive Commercial License, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.5) (G)

10.10		Non-Competition Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Corporate Holdings, Inc. (Exhibit 2.6) (G)

10.11		Transition Services Agreement, dated as of January 23, 2001, by and among the registrant, MathSoft Engineering & Education, Inc. and MathSoft Corporate Holdings, Inc. (Exhibit 2.7) (G)

10.12		Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (G)

10.13		Pledge Agreement dated as of September 10, 2001, by and between the registrant and Patrick Schunemann (Exhibit 10.1) (H)

10.14		Satisfaction, Release and Termination Agreement, dated January 8, 2002, by and between the registrant and Charles Digate (Exhibit 10.1) (I)

10.15		Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

10.16		Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.17		Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.18		Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.19		Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (M)

10.20		Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (N)

10.21		Offer Letter, dated October 19, 2004 to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (N)

10.22		Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (O)

21.1	†	Subsidiaries of the registrant

23.1	†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1	†	Power of attorney (contained on signature page)

31.1	†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit Number		Description
32.1	†	Certification of Chief Executive Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of Chief Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†   Filed herewith.

*   Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 10, 2001.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 31, 2002.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.