Form 10QSB
period 2005-03-31
INSIGHTFUL CORP
filed 2005-05-13
CIK 895095

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
------------------------

FORM 10-QSB

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-020992
____________________

INSIGHTFUL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109-3044 (Address of principal executive offices) (Zip code)

(206) 283-8802 Registrant’s telephone number, including area code
____________________
____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 12,426,085 shares as of May 10, 2005.

Transitional Small Business Disclosure Format (Check one) YES ☐  NO ☑

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis or Plan of Operations	9

ITEM 3. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 6. Exhibits	22

SIGNATURES	23

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,561	$9,650
Trade accounts receivable, net	3,452	4,157
Other receivables	680	501
Prepaid expenses and other current assets	702	453
Total current assets	14,395	14,761
Property and equipment, net	906	966
Purchased technology, net	1,079	1,226
Goodwill	800	800
Other assets	60	60
	$17,240	$17,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129	$129
Accounts payable	884	1,644
Accrued payroll-related liabilities	1,374	1,358
Accrued expenses and other current liabilities	451	554
Deferred revenue	6,209	6,318
Total current liabilities	9,047	10,003
Long-term debt, less current portion	-	32

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value-
Authorized-1,000,000 shares
Issued and outstanding-none	-	-
Common stock, $0.01 par value-
Authorized-20,000,000 shares
Issued and outstanding-12,422,885 and 12,393,950, shares at March 31, 2005 and December 31, 2004, respectively	124	124
Additional paid-in capital	36,381	36,329
Accumulated deficit	(28,049)	(28,383)
Other accumulated comprehensive loss-cumulative translation adjustment	(263)	(292)
Total stockholders’ equity	8,193	7,778
	$17,240	$17,813

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software licenses	$2,527	$2,168
Software maintenance	1,609	1,632
Professional services and other	1,122	535
Total revenues	5,258	4,335
Cost of revenues:
Software related	404	417
Professional services and other	762	536
Total cost of revenues	1,166	953
Gross profit	4,092	3,382
Operating expenses:
Sales and marketing	1,865	1,493
Research and development	1,252	1,409
Less-Funded research	(526)	(1,012)
Research and development, net	726	397
General and administrative	1,074	1,197
Amortization of intangibles	-	22
Total operating expenses	3,665	3,109
Income from operations	427	273
Other expense, net	74	37
Income before income taxes	353	236
Income tax expense	19	11
Net income	$334	$225
Basic and diluted net income per share	$0.03	$0.02
Weighted average common shares outstanding	12,395	11,654
Weighted average common shares assuming dilution	12,933	11,921

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$334	$225
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	306	349
Changes in current assets and liabilities:
Trade and other accounts receivable	444	145
Prepaid expenses and other assets	(255)	(52)
Accounts payable	(247)	309
Accrued payroll-related liabilities and other accrued expenses	(64)	(847)
Deferred revenue	(13)	251
Net cash provided by operating activities	505	380
Investing activities:
Purchases of property and equipment	(110)	(5)
Payment made for purchase of technology	(500)	(1,265)
Net cash used in investing activities	(610)	(1,270)
Financing activities:
Payments on debt	(32)	(32)
Proceeds from exercise of stock options and employee stock purchase plan	52	992
Net cash provided by financing activities	20	960
Effect of exchange rate changes on cash and cash equivalents	(4)	7
Net increase (decrease) in cash and cash equivalents	(89)	77
Cash and cash equivalents, beginning of period	9,650	7,139
Cash and cash equivalents, end of period	$9,561	$7,216
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4	$11
Income taxes	$8	$24
Supplemental disclosure of non-cash investing information - portion of
purchased technology accrued in accounts payable	$-	$500

The accompanying notes are an integral part of these consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2005

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

a)	Description of Business

Insightful provides enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. The Company is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

Insightful’s products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various verticalized S-PLUS toolkits such as S+ArrayAnalyzer® and S+FinMetrics™. Insightful’s consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

The Company’s customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, Insightful also has North American offices in New York City and North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world.

(b)	Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Insightful's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

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

Insightful has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as InFact, all revenue under the arrangement is recognized over the maintenance term provided all other revenue recognition criteria have been met. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Standard terms for license agreements in North America typically call for payment within 30 to 45 days, while standard terms in other areas of the world may be longer. Probability of collection is based upon t he assessment of the customer’s financial condition through review of their current financial statements or credit reports. For existing customers, prior payment history is used to evaluate probability of collection. Insightful has an unconditional 30-day return policy and provides for estimated returns at the time of sale based on historical experience.

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

     The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 "Accounting for Stock Issued to Employees". Accordingly, the Company records deferred compensation costs related to its employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the date of grant during any period presented.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (collectively referred to as "SFAS 123"). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

In December 2004, the FASB reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. On April 14, 2005, the effective date of SFAS No. 123R was extended and will now be effective for the Company at the beginning of its 2006 fiscal year. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations.

As required by SFAS 123, summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income as reported	$334	$225
Employee stock-based compensation, as reported	-	-
Employee stock-based compensation determined under the fair value method	(499)	(471)
Pro forma net income (loss)	(165)	$(246)
Basic and diluted net income (loss) per share as reported	$0.03	$0.02
Pro forma basic and diluted net income (loss) loss per share	$(0.01)	$(0.02)

(d)	Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	PURCHASED TECHNOLOGY

     In January 2004, the Company acquired title to the software code underlying the "S" programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to cost of revenues - software related over a 3-year estimated life. During the three months ended March 31, 2005 and 2004, the Company recorded $147,000 and $99,000, respectively, in amortization expense related to this technology. Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004; the remaining $0.5 million was paid in the first quarter of 2005.

(4)	FINANCING ARRANGEMENTS

In March 2005, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million and bears interest at the prime rate, which was 5.75% as of March 31, 2005, plus 1%. At March 31, 2005, no amounts had been borrowed under the line of credit facility.

At March 31, 2005, the Company also had an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $129,000 at March 31, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of March 31, 2005.

Future maturities of debt as of March 31, 2005 are $97,000 before December 31, 2005 and $32,000 for the year ending December 31, 2006.

(5)	NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
Shares used in basic net income per share computation	12,395	11,654
Effect of dilutive potential common shares resulting from stock options	538	267
Shares used in diluted net income per share computation	12,933	11,921

The dilutive impact of the Company's stock options is calculated using the treasury stock method, based on the average share price of the Company's common stock. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock.

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2005	2004
Weighted-average stock options excluded from the computation of diluted net income	603	393

(6)	OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income is foreign currency translation adjustments. Total comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$334	$225
Change in cumulative translation adjustment	29	46
Comprehensive income	$363	$271

(7)	SEGMENT REPORTING

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Business segment information includes the segments of North American Data Analysis, International Data Analysis and Text Analysis. The Company measures segment performance based on their revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Depreciation expense is not allocated by segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	North American Data Analysis	International Data Analysis	Text Analysis	Total

Three months ended March 31, 2005
Revenues	$2,797	1,926	535	$5,258
Contribution margin	1,393	651	261	2,305
Unallocated costs and expenses				(1,878)

Income from operations				$427

Three months ended March 31, 2004
Revenues	$2,771	1,400	164	$4,335
Contribution margin	1,360	477	41	1,878
Unallocated costs and expenses				(1,605)

Income from operations				$273

(8)	BUSINESS RESTRUCTURING

     On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. Termination benefits associated with the resignation of Mr. Javid were included in restructuring expenses recorded in 2003. During the three months ended March 31, 2005, the Company paid $52,000 associated with Mr. Javid’s termination benefits. As of March 31, 2005, $22,000 in termination benefits remained to be paid. All termination benefits will be paid by June 30, 2005. No additional expenses are expected to be incurred in connection with the 2003 restructuring or Mr. David’s termination.

(9)	COMMITMENTS AND CONTINGENCIES

     In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company's policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At March 31, 2005, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

     On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, the court granted summary judgment in the Company’s favor, dismissing the complaint. The ex-employee filed an appeal with the Court of Appeals for the State of Washington, and oral arguments were presented on November 9, 2004. The Company is awaiting the outcome of the appeal. If the Company loses the appeal, it will likely resume litigation in the lower court, where it expects to continue to vigorously defend itself against the ex-employee’s claim, which the Company denies. The ex-employee seeks an unspecified amount of damages. The Company is unable to evaluate the likelihood of an adverse outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report.

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

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various verticalized S-PLUS toolkits such as S+ArrayAnalyzer® and S+FinMetrics™. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Our customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, we also have North American offices in New York City and North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world. At March 31, 2005, we had 111 employees, 88 of which were located in the United States and 23 of which were in our international locations.

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

Verticalized Toolkits

To complement S-PLUS and Insightful Miner, we offer toolkits for the financial services and life sciences markets to allow users to perform specialized data analysis. For example, S+FinMetrics™ is designed to provide the financial services market with comprehensive software for modeling, analyzing and visualizing financial market data, offering a modern and flexible analytic environment for reliable and robust predictive econometric modeling. S+ArrayAnalyzer® is designed to enable pharmaceutical companies to obtain statistically rigorous information from microarray technology, shortening time-to-discovery for competitive advantage.

Server Products

Our S-PLUS Server products enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows and UNIX operating systems. Our server products are data warehouse-independent and integrate with standard database and file formats. With our server products, statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a Web browser interface, or dedicated graphical user interfaces written using Java® technology. Our server products are designed to enable end-users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues by Type

	Three Months Ended March 31,		Percent
			Increase
	2005	2004	(Decrease)
Revenues (in thousands):
Software licenses	$2,527	$2,168	17%
Software maintenance	1,609	1,632	(1)%
Professional services and other	1,122	535	110%
Total	5,258	4,335	21%

Revenues by type (as % of total revenues):
Software licenses	48%	50%
Software maintenance	31%	38%
Professional services and other	21%	12%
Total	100%	100%

     Software license revenues, consisting of software licenses and subscriptions, increased for the three months ended March 31, 2005, as compared to the corresponding period of 2004, due to the increase in sales of data analysis products internationally where we have added to and improved the effectiveness of our sales staff. In addition, the increase is due to an increase in license revenues from our Text Analysis segment.

     Software maintenance revenues for the three months ended March 31, 2005, were comparable to those for the three months ended March 31, 2004.

Professional services revenue is generated from consulting and training activities. The increase in professional services and other revenues for the three months ended March 31, 2005, as compared to the corresponding period of 2004, relates to better utilization of our professional staff resulting from our increased focus on training and consulting, as we updated and broadened the range of training courses and materials and better aligned our consulting services with our core software license products. In addition, professional services revenue for the three months ended March 31, 2005 includes $180,000 in revenues generated by our Text Analysis segment, compared to none in the first quarter of 2004.

Revenues by Segment

     We have three reporting segments: North American Data Analysis, International Data Analysis, and Text Analysis, and we have international operations primarily in Europe and Asia. Revenues by segment are as follows:

	Three Months Ended March 31,		Percent
	2005	2004	Increase
Revenues (in thousands):
North American Data Analysis	$2,797	$2,771	1%
International Data Analysis	1,926	1,400	38%
Text Analysis	535	164	226%
Total	5,258	4,335	21%

Revenues (as % of total revenues):
North American Data Analysis	53%	64%
International Data Analysis	37%	32%
Text Analysis	10%	4%
Total	100%	100%

 The slight increase in North American Data Analysis revenues for the three months ended March 31, 2005, as compared to the corresponding period of 2004, is due primarily to an increase in professional services revenues of approximately $215,000 resulting from our increased emphasis on training and consulting, offset in part by a decline of $175,000 in software license revenues.

     The increase in International Data Analysis revenues for the three months ended March 31, 2005, as compared to the corresponding period of 2004, is primarily attributable to increased revenues from professional services as well as increased software license sales. The increase in international revenues is related to the streamlining of our European organization in mid-2003, resulting in the creation of direct sales organizations that focus on building relationships with large target accounts. This initiative allowed us to expand our customer base to drive more deployment and enterprise transactions, incorporating both license sales and services.

The increase in Text Analysis revenues recognized for the three months ended March 31, 2005, as compared to the corresponding period of 2004, relates to increased bookings of InFact subscription licenses in the periods preceding the first quarter of 2005, as compared to bookings in the corresponding period preceding the first quarter of 2004. Revenues from subscription licenses, including InFact licenses, are recognized ratably over the subscription period, which is generally one year. We had no subscription bookings with new customers in our Text Analysis segment in the first quarter of 2005. Also contributing to the increase in revenues for the Text Analysis segment in the first quarter of 2005 was the inclusion of $180,000 in professional services revenue, as compared to none in the corresponding period of 2004. We expect a decrease in Text Analysis revenues in the second quarter of 2005 when compared to the first quarter of 2005.

Cost of Revenues

	Three Months Ended March 31,		Percent
			Increase
	2005	2004	(Decrease)
Cost of revenues (in thousands):
Software related	$404	$417	(3)%
Professional services and other	762	536	42%
Total	1,166	953	22%

Cost of software related revenues as a % of software related revenues	10%	11%
Cost of professional services and other revenues as a % of professional services and other revenues	68%	100%
Total	22%	22%

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the "S" programming language purchased from Lucent Technologies Inc. Cost of software-related revenue decreased slightly for the three months ended March 31, 2005, as compared to the corresponding periods of 2004, due primarily to a reduction in maintenance update costs, offset in part by higher amortization of the “S” programming acquisition cost, which was recorded for a full quarter for the three months ended March 31, 2005 compared to a partial quarter in the corresponding period of 2004 due to the timing of the purchase.

Cost of professional services and other revenues consists primarily of salaries and other labor related costs of employees who provide consulting services and training. The increase in cost of professional services and other revenues for the three months ended March 31, 2005, as compared to the corresponding period of 2004, was due primarily to the redeployment of team members from our Text Analysis group and our research and development team, who were previously utilized primarily for government grant-funded research, to professional services engagements. Cost of software related revenues can fluctuate from quarter to quarter depending on the mix of revenues and depending on whether a particular quarter includes the cost of a license upgrade to existing maintenance customers.

The costs of professional services and other revenues, as a percentage of revenues, decreased in the three months ended March 31, 2005, as compared to the corresponding period of 2004, due to higher utilization rates and billable productivity of our consulting professionals. Cost of professional services and other revenues as a percentage of revenues can fluctuate from quarter to quarter based primarily on the billing productivity of our consultants, since these costs are relatively fixed in the short-term.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percent
	2005	2004	Increase
Sales and marketing expenses (in thousands)	$1,865	$1,493	25%
Sales and marketing expenses (as percentage of revenues)	35%	34%

     Sales and marketing expenses consist primarily of salaries, travel, facilities costs for sales and marketing personnel, promotional activities, and costs of advertising and trade shows. The increase in absolute dollars of sales and marketing expenses for the three months ended March 31, 2005, as compared to the corresponding period of 2004, is due primarily to the hiring of additional salespeople in both the U.S. and Europe and higher expenditures on certain marketing events and promotional activities. We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel, including executives, and expand our marketing programs.

Research and Development, Net

	Three Months Ended March 31,		Percent
			Increase
	2005	2004	(Decrease)
Research and development (in thousands):
Research and development	$1,252	$1,409	(11)%
Less - funded research	(526)	(1,012)	(48)%
Research and development, net	$726	$397	83%

Research and development (as percentage of revenues):
Research and development	24%	32%
Less - funded research	(10)%	(23)%
Research and development, net	14%	9%

     Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, facility costs, and payments to outside contractors, less funded research. The increase in absolute dollars in the net research and development costs for the three months ended March 31, 2005, as compared to the corresponding period of 2004, primarily reflects the decline in reimbursements from government research grants resulting in part from the pursuit of fewer grants, as we continue to focus our research efforts towards further development of technology more closely aligned with our commercial product lines. The decrease in gross research and development expenses is due primarily to a reduction in research personnel as well as the use of our research and development staff for consulting services. We expect our research and development expenses to increase in future periods as we add to our development staffing and continue to narrow our funded research focus.

General and Administrative
	Three Months Ended March 31,		Percent
	2005	2004	(Decrease)
General and administrative (in thousands)	$1,074	$1,197	(10)%
General and administrative (as percentage of revenues)	20%	28%

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, legal, corporate governance, investor relations and administration. The decline in general and administrative expenses for the three months ended March 31, 2005, as compared to the corresponding period of 2004, is primarily related to significant legal costs incurred in the first quarter of 2004 associated with the acquisition of the “S” programming language from Lucent Technologies Inc. in January 2004, offset in part by higher personnel costs and consulting services related to compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems in connection with the enhanced regulatory and corporate governance requirements of the Sarbanes-Oxley Act of 2002. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be impacted by some of these added costs.

Other Expense, net

Other expense, net, consists primarily of foreign exchange transaction gains and losses, interest income, and interest expense. The increase in other expense, net, for the three months ended March 31, 2005, as compared to the corresponding period of 2004, is due primarily to foreign exchange transactions losses resulting from a strengthening of the US dollar rate on US denominated intercompany amounts due from our international subsidiaries to the US parent company. Foreign exchange transaction losses were $116,000 in the first quarter of 2005 compared to $45,000 in the corresponding period of 2004. The increase in other expense, net, was offset partially by a $26,000 increase in interest income resulting from increased invested cash balances and the related rate of return on those investments in the corresponding periods.

Income Tax Expense

     Income tax expense for the three months ended March 31, 2005 was $19,000, compared to $11,000 for the corresponding period of 2004. The increase in income tax expense is a result of the increase in operating income in the first quarter of 2005 as compared to the corresponding period of 2004.

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $9.7 million at December 31, 2004 to $9.6 million at March 31, 2005. Our working capital increased from $4.8 million at December 31, 2004 to $5.3 million at March 31, 2005.

We generated $0.5 million in cash from operating activities for the three months ended March 31, 2005 compared to $0.4 million for the corresponding period of 2004. The increase in operating cash inflows relates primarily to an increase in profitability.

The difference between our net income and our operating cash inflow is attributable to non-cash expenses included in net income and changes in non-cash operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$334	$225
Add: non-cash expenses	306	349
Deduct: changes in non-cash operating assets and liabilities	(135)	(194)
Net cash provided by operating activities	505	380

 Non-cash expenses are associated with the amortization of intangible assets, including purchased technology, and depreciation and amortization of property and equipment. Changes in non-cash operating assets and liabilities reflect changes in working capital components of the balance sheet apart from cash and cash equivalents.

     Investing activities resulted in net cash outflows of $0.6 million for the three months ended March 31, 2005 compared to net cash outflows of $1.3 million for the corresponding period of 2004. The decrease in cash outflows from investing activities relates primarily to the purchase of the “S” programming language from Lucent Technologies in the first quarter of 2004, which required a cash payment of $1.5 million.

     Financing activities resulted in net cash inflows of $20,000 for the three months ended March 31, 2005 compared to net cash inflows of $960,000 for the three months ended March 31, 2004. The decrease in cash inflows from financing activities relates primarily to a decrease in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan.

 In March 2005, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate, which was 5.75% as of March 31, 2005, plus 1%. At March 31, 2005, no amounts had been borrowed under the line of credit facility.

At March 31, 2005, we also had an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $129,000 at March 31, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of March 31, 2005.

At March 31, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $9.6 million and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Commitments

     As of March 31, 2005, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	Before December 31,	Year Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Equipment term loan	$97	$32	$-	$-	$-	$-	$129
Operating lease obligations	511	656	526	46	40	30	1,809
Total	$607	$613	$451	$46	$40	$30	$1,937

     We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our capital requirements for at least the next 12 months. However, if during that time, we choose to increase our investment in current or new product and marketing initiatives, market conditions worsen, or if other unforeseen events should occur, we could deem it necessary to seek additional funds through public or private equity financing or from other sources in order to fund our operations and pursue our growth strategy. Financing we may obtain, if any, may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute stockholder ownership interest in Insightful.

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. During the fiscal years 2001 through 2003, these contracts generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. During 2004, we began realigning our research and development efforts to ensure that we only pursue projects that directly support our business strategy. As a result of this realignment, we have applied for and received fewer government research contracts, and for the year ended December 31, 2004, research contracts generated $2.9 million. Further reductions in these offsets to our research and development expenses are likely and will negatively affect our operating results. Further, we may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of March 31, 2005, we had an accumulated deficit of over $28 million. We expect our expenses to be higher in 2005 than in 2004, in part due to our efforts to enhance our information technology resources and improve our financial and managerial systems. We achieved only slight profits in recent quarters, and a small shortfall in revenue or unexpected increase in expenses could again cause us to suffer a quarterly net loss. For example, because we self-insure a portion of our employee medical benefits, we may experience significant increases in these expenses if the number or amount of claims for which we are responsible increases substantially. As a result, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report beginning with the fiscal year ended December 31, 2006. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

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

Our management has started the necessary processes and procedures for issuing its report on our internal controls. We expect to remain a non-accelerated filer in 2005 because we are eligible to use Forms 10-QSB and 10-KSB for our 2005 quarterly and annual reports. However, if a determination is made that we are an accelerated filer as of December 31, 2005, we will be required to furnish our internal controls report with our Annual Report for 2005 rather than for 2006. In either case, we may not be able to complete the work necessary for our management to issue its management report in a timely manner and our management may be unable to report that our internal controls are effective.

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

Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Changes in the value of the U.S. dollar relative to foreign currencies increased both our European revenues and expenses in 2003 and 2004. Currency fluctuations resulted in foreign currency transaction losses of $0.1 million in the three months ended March 31, 2005 and gains of $0.4 million during the year and quarter ended December 31, 2004. Future currency exchange rate fluctuations may have an adverse effect on our results of operations in future periods. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

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

Substantially all of our executive leadership team has been replaced in the last 15 months. Since January 2004, we hired a new Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development and Vice President of North American Sales. We are also currently in the process of recruiting a senior marketing executive. Additionally, we have appointed two new members to our board of directors and audit committee. In addition, we have experienced turnover of other key finance and administration personnel in recent months. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

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

Our success depends in part on our ability to protect our proprietary rights, including our patents on InFact technology and our rights in the software code underlying the “S” programming language that we purchased from Lucent Technologies Inc. in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Our products may suffer from defects or errors, which could result in loss of revenues, delayed or limited market acceptance of our products, increased costs and damage to our reputation.

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

Market risks may affect the value of our assets, cash flows and financial results.

We sell products developed in the U.S. worldwide and operate in the United Kingdom, France and Switzerland where we incur expenses and generate billings denominated in those local currencies. As a result, the value of our assets, cash flows and financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For example, currency fluctuations resulted in foreign currency transaction losses of $0.1 million in the three months ended March 31, 2005 and gains of $0.4 million during the year and quarter ended December 31, 2004. In addition, interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments which may fluctuate in value over time.

Our cash and cash equivalents are subject to market risk.

Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. We currently invest in highly liquid money market accounts. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. A significant change in the markets in which we are invested could reduce our reported assets and affect our stock price.

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

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

ITEM 6.	Exhibits

(a)	See Index to Exhibits.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2005

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2005

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