Form 10QSB
period 2005-06-30
INSIGHTFUL CORP
filed 2005-08-15
CIK 895095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-020992

INSIGHTFUL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109-3044
(Address of principal executive offices) (Zip code)

(206) 283-8802
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, was 12,488,651 as of August 5, 2005.

Transitional Small Business Disclosure Format (Check one) YES ☐ NO ☒

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,644	$9,650
Trade accounts receivable, net	3,027	4,157
Other receivables	625	501
Prepaid expenses and other current assets	661	453
Total current assets	13,957	14,761
Property and equipment, net	972	966
Purchased technology, net	932	1,226
Goodwill	800	800
Other assets	46	60
	$16,707	$17,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$96	$129
Accounts payable	620	1,644
Accrued payroll-related liabilities	1,201	1,358
Accrued expenses and other current liabilities	405	554
Deferred revenue	5,730	6,318
Total current liabilities	8,052	10,003
Long-term debt, less current portion	-	32

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value-
Authorized-1,000,000 shares
Issued and outstanding-none	-	-
Common stock, $0.01 par value-
Authorized-30,000,000 shares and 20,000,000 shares at June 30, 2005 and
December 31, 2004, respectively
Issued and outstanding-12,484,113 and 12,393,950, shares at June 30, 2005 and December 31, 2004, respectively	125	124
Additional paid-in capital	36,495	36,329
Accumulated deficit	(27,715)	(28,383)
Other accumulated comprehensive loss-cumulative translation adjustment	(250)	(292)
Total stockholders’ equity	8,655	7,778
	$16,707	$17,813

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$2,140	$1,851	$4,667	$4,019
Software maintenance	1,705	1,621	3,314	3,253
Professional services and other	1,265	1,005	2,387	1,540
Total revenues	5,110	4,477	10,368	8,812
Cost of revenues:
Software related	437	448	841	865
Professional services and other	673	572	1,435	1,108
Total cost of revenues	1,110	1,020	2,276	1,973
Gross profit	4,000	3,457	8,092	6,839
Operating expenses:
Sales and marketing	2,035	1,659	3,900	3,152
Research and development	1,462	1,241	2,714	2,650
Less-funded research	(649)	(777)	(1,175)	(1,789)
Research and development, net	813	464	1,539	861
General and administrative	817	1,019	1,891	2,238
Total operating expenses	3,665	3,142	7,330	6,251
Income from operations	335	315	762	588
Other income (expense), net	5	2	(69)	(35)
Income before income taxes	340	317	693	553
Income tax expense	6	17	25	28
Net income	$334	$300	$668	$525
Basic and diluted net income per share	$0.03	$0.02	$0.05	$0.04
Weighted average common shares outstanding	12,445	12,238	12,405	11,946
Weighted average common shares assuming dilution	13,182	13,207	13,040	12,564

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$668	$525
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	601	705
Changes in current assets and liabilities:
Trade and other accounts receivable	803	1,084
Prepaid expenses and other assets	(210)	(23)
Accounts payable	(494)	(194)
Accrued payroll-related liabilities and other accrued expenses	(256)	(919)
Deferred revenue	(384)	(343)
Net cash provided by operating activities	728	835
Investing activities:
Purchases of property and equipment	(339)	(63)
Payment made for purchase of technology	(500)	(1,265)
Net cash used in investing activities	(839)	(1,328)
Financing activities:
Payments on debt	(65)	(65)
Proceeds from exercise of stock options and employee stock purchase plan	167	1,864
Net cash provided by financing activities	102	1,799
Effect of exchange rate changes on cash and cash equivalents	3	107
Net increase (decrease) in cash and cash equivalents	(6)	1,413
Cash and cash equivalents, beginning of period	9,650	7,139
Cash and cash equivalents, end of period	$9,644	$8,552
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6	$21
Income taxes (refund)	$9	$(7)
Supplemental disclosure of non-cash investing information - portion of purchased technology accrued in accounts payable	$-	$500

The accompanying notes are an integral part of these consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2005

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

Insightful’s products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various verticalized S-PLUS toolkits such as S+ArrayAnalyzer® and S+FinMetricsTM. Insightful’s consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

The Company’s customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, Insightful also has a North American office in North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world.

 (b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Insightful's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

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

Consulting revenues typically include providing customers assistance in developing complex software models or data and text analysis techniques. In addition, they include deployment assistance, project management, integration with existing customer applications and related services performed on a time-and-materials basis under separate service arrangements. Training consists of fee based courses offered on a per-attendee or a per-group rate. Revenues from consulting and training services are generally recognized as services are performed. Standard terms for renewal of maintenance contracts, consulting services and training call for payment within 30 to 45 days.

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

As required by SFAS 123, summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$334	$300	$668	$525
Employee stock-based compensation, as reported	-	-	-	-
Less: Employee stock-based compensation determined under the fair value method	322	357	821	828

Pro forma net income (loss)	$12	$(57)	$(153)	$(303)
Basic and diluted net income (loss) per share, as reported	$0.03	$0.02	$0.05	$0.04
Pro forma basic and diluted net income (loss) loss per share	$-	$-	$(0.01)	$(0.03)

 (d) Reclassification of Amounts

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) PURCHASED TECHNOLOGY

In January 2004, the Company acquired title to the software code underlying the "S" programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to cost of revenues - software related over a 3-year estimated life. During each of the three months ended June 30, 2005 and 2004, the Company recorded $147,000 in amortization expense related to this technology. Amortization recorded for the six months ended June 30, 2005 and 2004 was $294,000 and $246,000, respectively. Under the agreement, $1,500,000 of the purchase price was paid in the first quarter of 2004; the remaining $500,000 was paid in the first quarter of 2005.

(4) FINANCING ARRANGEMENTS

In March 2005, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million and bears interest at the prime rate, which was 6.25% as of June 30, 2005, plus 1%. At June 30, 2005, no amounts had been borrowed under the line of credit facility.

At June 30, 2005, the Company also had an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $96,000 at June 30, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of June 30, 2005.

Future maturities of debt as of June 30, 2005 are $64,000 before December 31, 2005 and $32,000 for the year ending December 31, 2006.

(5) NET INCOME PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares used in basic net income per share computation	12,445	12,238	12,405	11,946
Effect of dilutive potential common shares resulting from stock options	737	969	635	618
Shares used in diluted net income per share computation	13,182	13,207	13,040	12,564

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

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (in thousands):

	Three Months EndedJune 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options excluded from the computation of diluted net income (loss)	314	456	426	424

(6) OTHER COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income is foreign currency translation adjustments. Total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$334	$300	$668	$525
Change in cumulative translation adjustment	12	(5)	42	41
Comprehensive income	$346	$295	$710	$566

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

	North American Data Analysis	International Data Analysis	Text Analysis	Total

Three months ended June 30, 2005
Revenues	$2,835	1,983	292	$5,110
Contribution margin	1,261	764	(10)	2,015
Unallocated costs and expenses				(1,680)

Income from operations				$335

Three months ended June 30, 2004
Revenues	$2,770	1,559	148	$4,477
Contribution margin	1,332	524	(60)	1,796
Unallocated costs and expenses				(1,481)

Income from operations				$315

	North American Data Analysis	International Data Analysis	Text Analysis	Total

Six months ended June 30, 2005
Revenues	$5,632	3,909	827	$10,368
Contribution margin	2,654	1,414	251	4,319
Unallocated costs and expenses				(3,558)

Income from operations				$761

Six months ended June 30, 2004
Revenues	$5,552	2,948	312	$8,812
Contribution margin	2,763	991	(19)	3,735
Unallocated costs and expenses				(3,147)

Income from operations				$588

(8) BUSINESS RESTRUCTURING

On September 30, 2003, Shawn Javid, President and CEO, resigned from the company. Termination benefits associated with the resignation of Mr. Javid were included in restructuring expenses recorded in 2003. During the three and six months ended June 30, 2005, the Company paid $52,000 and $60,000, respectively, associated with Mr. Javid’s termination benefits. As of June 30, 2005, no termination benefits remained to be paid. No additional expenses are expected to be incurred in connection with the 2003 restructuring or Mr. Javid’s termination.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company's policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At June 30, 2005, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleged that his employment was wrongfully terminated. On December 5, 2003, the court granted summary judgment in the Company’s favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals Court’s' decision. If this petition is granted and the Court of Appeals' decision is modified or reversed, the Company will likely resume litigation in the lower court, where it expects to continue to vigorously defend itself against the employee’s claim, which the Company denies. The Company is unable to evaluate the likelihood of an adverse outcome.

(10) REVENUE CONCENTRATION

For the three months ended June 30, 2005, the Company earned revenue of $546,000 from a single customer, or 11% of its total revenues for the period. No customers accounted for 10% or more of revenues for the six months ended June 30, 2005, or for the three and six month period ended June 30, 2004.

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

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS toolkits for vertical market categories such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetricsTM for the financial services sector. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Our customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, we also have a North American office in North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world. At June 30, 2005, we had 116 employees, 93 of which were located in the United States and 23 of which were in our international locations.

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

Toolkits for Vertical Markets

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

Server Products

Our S-PLUS Server products are designed to enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows and UNIX operating systems. Our server products are designed to be data warehouse-independent and integrate with standard database and file formats. With our server products, statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a Web browser interface or dedicated graphical user interfaces written using Java® technology. Our server products are designed to enable end-users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

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

Contingencies

We are engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Revenues by Type

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Increase	2005	2004	Percent Increase
Revenues (in thousands):
Software licenses	$2,140	$1,851	16%	$4,667	$4,019	16%
Software maintenance	1,705	1,621	5%	3,314	3,253	2%
Professional services and other	1,265	1,005	26%	2,387	1,540	55%
Total	$5,110	$4,477	14%	$10,368	$8,812	18%

Revenues by type (as % of total revenues):
Software licenses	42%	41%		45%	46%
Software maintenance	33%	36%		32%	37%
Professional services and other	25%	23%		23%	17%
Total	100%	100%		100%	100%

Software license revenues, consisting of software licenses and subscriptions, increased for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, due primarily to increases in sales from all of our business segments. Increased sales of our data analysis products were driven primarily by upgrades to our recently released desktop version of our software, S-PLUS 7.0 Enterprise Developer.

The slight increase in software maintenance revenues for the three and six months ended June 30, 2005, is largely related to the increase in sales of data analysis products internationally in these periods, as compared to the corresponding periods of 2004, as well as to steadily increasing sales of data analysis products overall, since early 2004. Maintenance contracts are generally sold with data analysis products, and the related revenue is typically recognized as revenue ratably over the contractual maintenance period, which is generally one year following the sale.

Professional services revenue is generated from consulting and training activities. The increase in professional services and other revenues for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, relates primarily to a large European consulting project that began in the first quarter of 2005 and was still in progress as of June 30, 2005. Professional services revenues from this project for the three months ended June 30, 2005 were $526,000 and for the six months ended June 30, 2005 were $625,000. In addition, professional services revenue for the three and six months ended June 30, 2005 includes $40,000 and for the six months ended June 30, 2005 included $220,000 in revenues generated by our Text Analysis segment, compared to $5,000 for corresponding periods of 2004.

Revenues by Segment

We have three reporting segments: North American Data Analysis, International Data Analysis and Text Analysis. We have international operations primarily in Europe and Asia. Revenues by segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Increase	2005	2004	Percent Increase
Revenues (in thousands):
North American Data Analysis	$2,835	$2,770	2%	$5,632	$5,552	1%
International Data Analysis	1,983	1,559	27%	3,909	2,948	33%
Text Analysis	292	148	97%	827	312	165%
Total	$5,110	$4,477	14%	$10,368	$8,812	18%

Revenues (as % of total revenues):
North American Data Analysis	55%	62%		54%	63%
International Data Analysis	39%	35%		38%	34%
Text Analysis	6%	3%		8%	3%
Total	100%	100%		100%	100%

The slight increase in North American Data Analysis revenues for the three months ended June 30, 2005, as compared to the corresponding period of 2004, is due primarily to an increase in software license revenues of approximately $125,000, offset in part by a decline in professional services revenues of approximately $64,000. In contrast, the marginal increase in North American Data Analysis revenues for the six months ended June 30, 2005, as compared to the corresponding period of 2004, is due primarily to an increase in professional services revenues of approximately $151,000, offset in part by a decline in software license revenues of approximately $61,000.

 The increase in International Data Analysis revenues for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is primarily attributable to revenues generated from a large customer in Europe. Total revenues from this customer, which include license, maintenance, and professional services, were $546,000 for the three months ended June 30, 2005 and $811,000 for the six months ended June 30, 2005.

The increase in Text Analysis revenues recognized for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, relates largely to increases in subscription license revenues, which are recognized ratably over the subscription period, generally one year. Bookings of InFact subscription licenses in the periods immediately preceding the three and six month periods ending June 30, 2005 were greater than bookings in the corresponding periods in 2004, thereby resulting in increased revenues in the 2005 periods reported. Also contributing to the increase in revenues for the Text Analysis segment for the three and six months ended June 30, 2005, is an increase in professional services revenue, which, for the three months ended June 30, 2005, was $40,000 and for the six months ended June 30, 2005 was $220,000, compared to $5,000 for each of the corresponding periods in 2004.

Cost of Revenues

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Cost of revenues (in thousands):
Software related	$437	$448	(2)%	$841	$865	(3)%
Professional services and other	673	572	18%	1,435	1,108	30%
Total	$1,110	$1,020	9%	$2,276	$1,973	15%

Cost of software related revenues as a % of software related revenues	11%	13%		11%	12%
Cost of professional services and other revenues as a % of professional services and other revenues	53%	57%		60%	72%
Total	22%	23%		22%	22%

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the "S" programming language purchased from Lucent Technologies Inc.

Cost of software related revenues fluctuates from period to period depending on the mix of revenues and depending on whether a particular quarter includes the cost of a license upgrade to existing maintenance customers. Significant components of software related cost of revenues are fixed, including amortization of the software code purchased from Lucent and costs associated with technical support; and therefore the decrease in cost of software related revenues as a percentage of software related revenues for the three and six months ended June 30, 2005, as compared to the corresponding periods in 2004, largely results from an increase in software related revenues.

Cost of professional services and other revenues consists primarily of salaries and other labor related costs of employees or contractors who provide consulting services and training. The increase in cost of professional services and other revenues for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is due primarily to the redeployment of team members from our Text Analysis group and our research and development team, who were previously utilized primarily for government grant-funded research, to professional services engagements.

The costs of professional services and other revenues, as a percentage of revenues, decreased in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, due to higher utilization rates and billable productivity of our consulting professionals. Cost of professional services and other revenues as a percentage of revenues can fluctuate from quarter to quarter based primarily on the billing productivity of our consultants, since these costs are relatively fixed in the short-term.

Operating Expenses

Sales and Marketing
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Increase	2005	2004	Percent Increase
Sales and marketing expenses (in thousands)	$2,035	$1,659	23%	$3,900	$3,152	24%
Sales and marketing expenses (as percentage of total revenues)	40%	37%		38%	36%

Sales and marketing expenses consist primarily of salaries, travel, allocation of facilities costs, promotional activities, and costs of advertising and trade shows. The increase in sales and marketing expenses for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is due primarily to the hiring of additional salespeople in both the U.S. and Europe, the hiring of our Vice President of Marketing in the second quarter of 2005, and higher expenditures on certain marketing events and promotional activities. We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our marketing programs.

Research and Development, Net

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	Decrease
Research and development (in thousands):
Research and development	$1,462	$1,241	18%	$2,714	$2,650	2%
Less - funded research	(649)	(777)	(16)%	(1,175)	(1,789)	(34)%
Research and development, net	$813	$464	75%	$1,539	$861	79%

Research and development (as percentage of total revenues):
Research and development	29%	28%		26%	30%
Less - funded research	(13)%	(17)%		(11)%	(20)%
Research and development, net	16%	10%		15%	10%

Net research and development expenses consist primarily of salaries and related benefits, equipment for software developers, allocation of facilities costs, and payments to outside contractors, less funded research. The increase in absolute dollars in the net research and development costs for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, primarily reflects the decline in reimbursements from government research grants resulting in part from the pursuit of fewer grants, as we continue to focus our research efforts towards further development of technology more closely aligned with our commercial product lines.

The increase in gross research and development expenses for the three and six months ended June 30, 2005, as compared to the corresponding periods for 2004, is due primarily to the hiring of additional development personnel in our data analysis and InFact groups and to increased costs for outside consultants and sub-contractors incurred in connection with the second quarter 2004 release of the S-PLUS 7.0 upgrade, offset in part by a reduction in research personnel that occurred in late 2004. We expect our research and development expenses to increase in future periods as we add to our development staffing and continue to narrow our funded research focus.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Decrease	2005	2004	Percent Decrease
General and administrative (in thousands)	$817	$1,019	(20)%	$1,891	$2,238	(16)%
General and administrative (as percentage of revenues)	16%	23%		18%	25%

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, legal, corporate governance, investor relations and administration, as well as allocation of facilities costs. The decline in general and administrative expenses for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is primarily related to significant legal costs incurred in the first quarter of 2004 associated with the acquisition of the copyrights to the “S” programming language from Lucent Technologies Inc. in January 2004 and unusual audit costs incurred in the second quarter of 2004. This was offset in part by higher personnel costs and consulting services in 2005 primarily related to compliance with the Sarbanes-Oxley Act of 2002.

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

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Interest income	$66	$19	$107	$34
Interest expense	(2)	(8)	(8)	(16)
Foreign exchange transaction losses	(59)	(9)	(177)	(54)
Other	-	-	9	1
	$5	$2	$(69)	$(35)

The increase in interest income for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is a result of both increased invested cash balances and the related rate of return on those investments in the corresponding periods.

 The increase in foreign exchange transaction losses for the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, is due primarily to a strengthening of the US dollar rate on US denominated intercompany amounts, specifically, those intercompany amounts due from our international subsidiaries to the US parent company that are expected to be settled within the foreseeable future. The foreign currency gains or losses resulting from intercompany amounts due from our international subsidiaries to the US parent company that are not expected to be settled within the foreseeable future are included in Other Comprehensive Income (Loss) during the period in which the exchange rates fluctuate. We expect foreign currency gains and losses to continue in future quarters.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2005 was $6,000 and $25,000, respectively, compared to $17,000 and $28,000 for the corresponding periods of 2004. Utilization of net operating loss carryforwards minimized our income taxes in each of the respective periods reported. This is expected to continue for the remainder of 2005 and possibly into future periods. Changes in income tax expense from period to period are attributed primarily to relative changes in the mix of operating income generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash and cash equivalents were $9.6 million at June 30, 2005 and $9.7 million at December 31, 2004. Our working capital increased from $4.8 million at December 31, 2004 to $5.9 million at June 30, 2005.

We generated $0.7 million in cash from operating activities for the six months ended June 30, 2005 compared to $0.8 million for the corresponding period of 2004.

The difference between our net income and our operating cash inflow is attributable to non-cash expenses included in net income and changes in non-cash operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2005	2004
Net income	$668	$525
Add: non-cash expenses	601	575
Deduct: changes in non-cash operating assets and liabilities	(541)	(265)
Net cash provided by operating activities	$728	$835

Non-cash expenses are associated with the amortization of intangible assets, including purchased technology, and depreciation and amortization of property and equipment. Changes in non-cash operating assets and liabilities reflect changes in working capital components of the balance sheet apart from cash and cash equivalents.

Investing activities resulted in net cash outflows of $0.8 million for the six months ended June 30, 2005 compared to net cash outflows of $1.3 million for the corresponding period of 2004. The decrease in cash outflows from investing activities relates primarily to the purchase of the “S” programming language from Lucent Technologies in the first quarter of 2004, which required a cash payment of $1.5 million, $1.3 million of which was considered acquisition of technology with the remainder considered an operating cash outflow. The final payment to Lucent of $0.5 million was made in the first quarter of 2005.

Financing activities resulted in net cash inflows of $0.1 million for the six months ended June 30, 2005 compared to net cash inflows of $1.8 million for the six months ended June 30, 2004. The decrease in cash inflows from financing activities relates primarily to a decrease in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan.

In March 2005, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate, which was 6.25% as of June 30, 2005, plus 1%. At June 30, 2005, no amounts had been borrowed under the line of credit facility.

At June 30, 2005, we also had an outstanding balance on the equipment loan with Silicon Valley Bank, secured by the underlying assets. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was $96,000 at June 30, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March of 2006.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of June 30, 2005.

At June 30, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $9.6 million and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Commitments

As of June 30, 2005, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	Before December 31,	Year Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Equipment term loan	$64	$32	$-	$-	$-	$-	$96
Operating lease obligations	309	625	515	43	37	28	1,557
Total	$373	$657	$515	$43	$37	$28	$1,653

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to obtain government contracts and research grants;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses associated with expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of The Sarbanes-Oxley Act of 2002, or SOX.

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the expansion of our business;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses; and

•	defects or errors in our software, which may result in losses of customers or revenues.

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

On April 11, 2005, we released a significant new update of S-PLUS. In addition to new software features, the product has licensing terms end enforcement mechanisms that differ from previous versions and about which we have received complaints from customers. If the update of S-PLUS does not meet the expectations of our customers or does not achieve market acceptance, our reputation may suffer and our operating results will be harmed.

If we are unable to compete successfully in the statistics, data mining and text analysis markets, our business will fail.

Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and from our potential customers’ information technology departments who may seek to develop their own solutions. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. In the data mining and text analysis market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

We also face competition from R, an open-source software package that performs operations similar to the S language that forms the core of our S-PLUS product.

Market acceptance of open source alternatives to proprietary software poses a threat to our potential growth in revenue and market share.

Our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. In recent years, there has been a growing challenge to the commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed at nominal cost by firms that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems. In the markets we serve, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. While we believe our products provide customers with significant advantages, the popularization of the non-commercial software model continues to pose a significant challenge to our business model. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

If we are unable to penetrate new end-user markets with our current and future products, the growth of our business will be limited.

We focus our statistics business on two vertical markets: financial services and life sciences. In order to grow our business, we will need to expand into new end-user markets within these two vertical markets for our statistics software and services, and we must simultaneously develop and sell new products that address these and other markets. We will need to simultaneously invest in the scalability and deployability of our statistics product offerings and in the further development and enhancement of our data mining and text analysis products. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business will not grow and could fail.

Many potential customers are not yet aware of the benefits of text analysis solutions utilizing relationship search capabilities, and our products may not achieve market acceptance.

Our text analysis product, InFact, was released in 2002 and has not contributed substantial revenues to date. The market for relationship search solutions like InFact is still emerging, with many competitors coming to market with alternative solutions. Growth in demand for and acceptance of these solutions, if any, remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. If InFact does not achieve market acceptance, our business may not grow.

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

Our services business can be dependent on few large customers, the unexpected loss of which would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or otherwise untimely cessation of the project would create a shortfall in revenue that would result in a negative impact on operating results for the services segment. We are currently engaged on one project that accounted for more than 10% of our total revenue for the quarter ended June 30, 2005, and we expect to receive a significant amount of revenue from this project in the quarter ending September 30, 2005. We have allocated resources to this project that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this project prior to its intended completion, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results and could negatively affect our stock price.

We have incurred losses in past periods, and may again incur losses in future periods, which could cause a decrease in our stock price.

Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of June 30, 2005, we had an accumulated deficit of over $27 million. We expect our expenses to be higher in 2005 than in 2004, in part due to our efforts to enhance our information technology resources and improve our financial and managerial systems. We achieved only slight profits in recent quarters, and a small shortfall in revenue or unexpected increase in expenses could again cause us to suffer a quarterly net loss. For example, because we self-insure a portion of our employee medical benefits, we may experience significant increases in these expenses if the number or amount of claims for which we are responsible increases substantially. As a result, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

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

The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet and commercial acceptance of open source software, such as R, could result in changes in the way software is sold or delivered. In addition, we may need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

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

Substantially all of our executive leadership team has been replaced in the last 18 months. Since January 2004, we hired a new Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development, Vice President of North American Sales and Vice President of Worldwide Marketing. Additionally, we have appointed two new members to our board of directors and audit committee. In addition, we have experienced turnover of other key finance and administration personnel in recent months. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

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

On December 13, 2002, Wajih Alaiyan, a former employee of ours, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan was formerly employed by the Company and he alleged that his employment was wrongfully terminated. On December 5, 2003, court granted summary judgment in our favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals’ decision. If the petition is granted, we expect to incur considerable expense in defending this action. If the Court of Appeals' decision is modified or reversed, we will likely resume litigation in the lower court, where we expect to continue at our considerable expense to vigorously defend ourselves against the employee’s claim, which we deny. Discovery obligations imposed on us during the course of such litigation will be disruptive to our normal operations. We cannot predict the outcome of the litigation, but an unfavorable outcome may require us to pay the employee significant damages and would have a material effect on our operating position, results of operations, and cash flows. Regardless of the outcome of the Supreme Court review, the court may issue a written opinion that will address only those issues of law that arose from the lower court’s decision to grant summary judgment. The veracity of the facts alleged by the employee in such an analysis is not at issue, and for the purposes of review the court will deem the allegations to be true. Because the allegations of the employee included “deceptive accounting practices,” the published opinion in either case will make reference to improprieties that we will be deemed to have committed solely for the purposes of this legal analysis. Such references, when separated from the parties’ ability to support or refute the facts, may be damaging to our reputation and may adversely affect our stock price.

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

Our stock price may be volatile.

The price of our common stock has been volatile over the past 18 months. Our common stock reached a high of $5.20 per share on May 14, 2004 and traded as low as $1.13 per share on September 1, 2004. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleged that his employment was wrongfully terminated. On December 5, 2003, the court granted summary judgment in the Company’s favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals’ decision. If the petition is granted, the Company expects to incur considerable expense in defending this action. If the Court of Appeals' decision is modified or reversed, the Company will likely resume litigation in the lower court, where it expects to continue at our considerable expense to vigorously defend itself against the employee’s claim, which it denies. The Company is unable to evaluate the likelihood of an adverse outcome.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on June 9, 2005 at the offices of Orrick, Herrington & Sutcliffe LLP in Seattle, Washington. A total of 11,603,066 shares of common stock (representing 92.5% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum for purposes of the meeting.

At the annual meeting, Mark C. Ozur was elected to serve as Class III director, to hold office for a three-year term or until his successor is elected and qualified. The incumbent Class III director who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld

Mark C. Ozur	11,269,056	334,016

At the annual meeting, a proposal to amend our Certificate of Incorporation to increase our authorized shares of common stock from 20,000,000 to 30,000,000 shares was adopted with the following voting results:

For:	11,101,801
Against:	460,993
Abstain:	40,272

Also at the annual meeting, a proposal to ratify the selection of Moss Adams LLP, as our independent public accountant and auditor for the fiscal year ending December 31, 2005 was adopted with the following voting results:

For:	11,561,249
Against:	34,520
Abstain:	7,297

ITEM 6.	Exhibits

(a)	See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2005
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