Form 10QSB
period 2005-09-30
INSIGHTFUL CORP
filed 2005-11-14
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, was 12,505,408 as of November 7, 2005.

Transitional Small Business Disclosure Format (Check one) YES ☐ NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,650	$9,650
Trade accounts receivable, net	3,020	4,157
Short-term investments	632	—
Other receivables	553	501
Prepaid expenses and other current assets	495	453

Total current assets	14,350	14,761
Property and equipment, net	912	966
Purchased technology, net	785	1,226
Goodwill	800	800
Other assets	45	60

	$16,892	$17,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$65	$129
Accounts payable	555	1,644
Accrued payroll-related liabilities	1,378	1,358
Accrued expenses and other current liabilities	397	554
Deferred revenue	5,499	6,318

Total current liabilities	7,894	10,003
Long-term debt, less current portion	—	32
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value-
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value-
Authorized - 30,000,000 shares and 20,000,000 shares at September 30, 2005 and December 31, 2004, respectively
Issued and outstanding - 12,503,632 and 12,393,950 shares at September 30, 2005 and December 31, 2004, respectively	125	124
Additional paid-in capital	36,531	36,329
Accumulated deficit	(27,404)	(28,383)
Other accumulated comprehensive loss	(254)	(292)

Total stockholders’ equity	8,998	7,778

	$16,892	$17,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$2,227	$2,164	$6,894	$6,183
Software maintenance	1,681	1,626	4,995	4,879
Professional services and other	1,500	979	3,887	2,519

Total revenues	5,408	4,769	15,776	13,581

Cost of revenues:
Software related	538	390	1,379	1,255
Professional services and other	742	526	2,177	1,634

Total cost of revenues	1,280	916	3,556	2,889

Gross profit	4,128	3,853	12,220	10,692

Operating expenses:
Sales and marketing	1,955	1,678	5,855	4,830
Research and development	1,407	1,342	4,121	3,992
Less: Funded research	(533)	(650)	(1,707)	(2,439)

Research and development, net	874	692	2,414	1,553
General and administrative	1,074	961	2,965	3,199

Total operating expenses	3,903	3,331	11,234	9,582

Income from operations	225	522	986	1,110
Other income, net	86	90	19	55

Income before income taxes	311	612	1,005	1,165
Income tax expense	—	3	26	31

Net income	$311	$609	$979	$1,134

Net income per share
Basic	$0.02	$0.05	$0.08	$0.09

Diluted	$0.02	$0.05	$0.07	$0.09

Weighted average common shares outstanding	12,494	12,312	12,454	12,072

Weighted average common shares assuming dilution	13,224	12,572	13,123	12,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$979	$1,134
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	885	1,059
Stock-based compensation	—	5
Changes in current assets and liabilities:
Trade and other accounts receivable	903	13
Prepaid expenses and other assets	(44)	(63)
Accounts payable	(558)	(196)
Accrued payroll-related liabilities and other accrued expenses	(73)	(856)
Deferred revenue	(616)	(82)

Net cash provided by operating activities	1,476	1,014

Investing activities:
Purchases of short-term investments	(632)	—
Purchases of property and equipment	(418)	(104)
Payment made for purchase of technology	(500)	(1,265)

Net cash used in investing activities	(1,550)	(1,369)

Financing activities:
Payments on debt	(97)	(97)
Proceeds from exercise of stock options and employee stock purchase plan	203	1,861

Net cash provided by financing activities	106	1,764

Effect of exchange rate changes on cash and cash equivalents	(32)	20

Net increase in cash and cash equivalents	—	1,429

Cash and cash equivalents, beginning of period	9,650	7,139

Cash and cash equivalents, end of period	$9,650	$8,568

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2	$24
Income taxes (refund)	$12	$(1)
Supplemental disclosure of non-cash investing information - portion of purchased technology accrued in accounts payable	$—	$500

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2005

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a) Description of Business

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

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Insightful’s Annual Report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Insightful and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

Insightful offers a variety of scalable data analysis software solutions, maintenance contracts, training and consulting services to its customers. Insightful records revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions,” as well as related interpretations including Technical Practice Aids.

Software license revenues consist principally of fees generated from granting rights to use our software products under perpetual and fixed-term license agreements. The Company also refers to fixed-term license agreements as subscription-based license agreements.

Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements if sold in a bundled arrangement.

Revenues from fixed-term licenses are recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied.

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

Fees from licenses sold together with consulting are generally recognized upon shipment of the software, provided that the above residual method criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. All sales made through indirect channels including value added resellers and distributors are accounted for using the sell-through method.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. An evaluation on the probability of collection is generally based upon the assessment of the customer’s financial condition. For existing customers, this evaluation leverages a customer’s prior payment history. Insightful has an unconditional 30-day return policy on software license purchases, and therefore provides for estimated returns at the time of sale based on historical experience.

Cash payments received or accounts receivable due in advance of revenue recognition are recorded as deferred revenue on the accompanying consolidated balance sheets.

(c) Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company records deferred compensation costs related to its employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during any period presented.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (collectively referred to as “SFAS 123”). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

In December 2004, the FASB reissued SFAS 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. On April 14, 2005, the effective date of SFAS No. 123R was extended and will now be effective for the Company at the beginning of its 2006 fiscal year. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations, however, based on the FAS 123 footnote disclosures made in the current and prior financial statements, the Company expects the impact to be material.

As required by SFAS 123, summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$311	$609	$979	$1,134
Employee stock-based compensation, as reported	—	—	—	—
Less: Employee stock-based compensation determined under the fair value method	273	63	932	889

Pro forma net income (loss)	$38	$546	$47	$245

Net income per share, as reported
Basic	$0.02	$0.05	$0.08	$0.09
Diluted	$0.02	$0.05	$0.07	$0.09
Pro forma net income (loss) per share
Basic	$0.00	$0.04	$0.00	$0.02
Diluted	$0.00	$0.04	$0.00	$0.02

(3) PURCHASED TECHNOLOGY

In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to cost of revenues - software related over a 3-year estimated life. During each of the three months ended September 30, 2005 and 2004, the Company recorded $147,000 in amortization expense related to this technology. Amortization recorded for the nine months ended September 30, 2005 and 2004 was approximately $441,000 and $392,000, respectively. Under the agreement, $1,500,000 of the purchase price was paid in the first quarter of 2004; the remaining $500,000 was paid in the first quarter of 2005.

(4) FINANCING ARRANGEMENTS

In March 2005, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At September 30, 2005, the prime rate was 6.75%, and no amounts had been borrowed under the line of credit facility.

At September 30, 2005, the Company also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was approximately $65,000 at September 30, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of September 30, 2005.

Future maturities of debt as of September 30, 2005 are $33,000 before December 31, 2005 and $32,000 for the year ending December 31, 2006.

(5) NET INCOME PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares used in basic net income per share computation	12,494	12,312	12,454	12,072
Effect of dilutive potential common shares resulting from stock options	730	260	669	696

Shares used in diluted net income per share computation	13,224	12,572	13,123	12,768

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options excluded from the computation of diluted net income (loss)	375	1,431	396	554

(6) OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2005, comprehensive income includes foreign currency translation adjustments, and unrealized losses on short-term investments in marketable securities. Total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$311	$609	$979	$1,134
Change in cumulative translation adjustment	(2)	(44)	39	(3)
Unrealized losses on short term investments in marketable securities	(1)	—	(1)	—

Comprehensive income	$308	$565	$1,017	$1,131

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

	North American Data Analysis	International Data Analysis	Text Analysis	Total
Three months ended September 30, 2005
Revenues	$2,939	$2,064	$405	$5,408
Contribution margin	1,373	599	65	2,037
Unallocated costs and expenses				(1,812)

Income from operations				$225

Three months ended September 30, 2004
Revenues	$2,947	$1,542	$280	$4,769
Contribution margin	1,608	628	(49)	2,187
Unallocated costs and expenses				(1,665)

Income from operations				$522

	North American Data Analysis	International Data Analysis	Text Analysis	Total
Nine months ended September 30, 2005
Revenues	$8,571	$5,973	$1,232	$15,776
Contribution margin	4,027	2,013	315	6,355
Unallocated costs and expenses				(5,369)

Income from operations				$986

Nine months ended September 30, 2004
Revenues	$8,499	$4,490	$592	$13,581
Contribution margin	3,541	1,619	(68)	5,092
Unallocated costs and expenses				(3,982)

Income from operations				$1,110

(8) BUSINESS RESTRUCTURING

On September 30, 2003, Shawn Javid, President and Chief Executive Officer, resigned from the Company. Termination benefits associated with the resignation of Mr. Javid were included in restructuring expenses recorded in 2003. During the first and second quarters of 2005, the Company paid $52,000 and $60,000, respectively, associated with Mr. Javid’s termination benefits. As of September 30, 2005, no termination benefits remained to be paid. No additional expenses are expected to be incurred in connection with the 2003 restructuring or Mr. Javid’s termination.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,Including Indirect Guarantees of Indebtedness of Others.” The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At September 30, 2005, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against the Company in the Superior Court for King County, Washington. Mr. Alaiyan alleged that his employment was wrongfully terminated. On December 5, 2003, the court granted summary judgment in the Company’s favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals’ decision. If this petition is granted and the Court of Appeals’ decision is modified or reversed, the Company will likely resume litigation in the lower court, where it expects to continue to vigorously defend itself against the former employee’s claim, which the Company denies. The Company is unable to evaluate the likelihood of an adverse outcome.

(10) REVENUE CONCENTRATION

For the three months ended September 30, 2005, the Company earned revenue of $709,000, or 13% of its total revenues, from a single customer. No customer accounted for 10% or more of revenues for the nine months ended September 30, 2005, or for the three and nine-month periods ended September 30, 2004.

(11) MARKETABLE SECURITIES

By policy, the Company invests primarily in high-grade marketable securities, whereby the maximum maturity for any single issue shall not exceed 18 months, and the average maturity of the total portfolio of marketable securities shall not exceed 6 months. The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, they are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Additionally, marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, and those having maturities greater than 90 days are classified as short-term investments. As of September 30, 2005, the company’s total marketable securities were $5.9 million, of which $0.6 million were classified as short-term investments. Additionally, as of September 30, 2005, all marketable securities had a maturity of less than one year.

The following table identifies the fair values of the Company’s marketable securities, and the associated unrealized gains and losses, as of December 31, 2004 and September 30, 2005:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses
Balance at December 31, 2004
Corporate debt securities	$—	$—	$—
Government and agency obligations	—	—	—
	$—	$—	$—
Balance at September 30, 2005
Corporate debt securities	$5,070	$—	$(1)
Government and agency obligations	826	—	—
	$5,896	$—	$(1)

Gross unrealized losses on marketable securities are due to market price movements. The Company has the ability to hold these investments to maturity and does not believe that any of the unrealized losses represented an other-than-temporary impairment as of September 30, 2005.

The following table outlines the proceeds received from the maturities of all marketable securities, and the associated zero realized gains and losses, for the three and nine months ended September 30, 2005:

	Proceeds From Sales and Maturities	Gross Realized Gains	Gross Realized Losses
For the three months ended September 30, 2005
Corporate debt securities	$—	$—	$—
Government and agency obligations	—	—	—
	$—	$—	$—
For the nine months ended September 30, 2005
Corporate debt securities	$7,400	$—	$—
Government and agency obligations	2,850	—	—
	$10,250	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report.

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

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS toolkits for vertical market categories such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics™ for the financial services sector. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Our customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, we also have a North American office in North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world. The following table illustrates the breakdown of our headcount at September 30, 2005, which totaled 107 employees, 83 of which were located in the United States and 24 were located internationally:

Consulting Services	15
Technical Support	5
Sales and Marketing	32
Research and Development	35
General and Administrative	20

Total	107

We originally incorporated in Massachusetts in 1984 as Mathsoft, Inc. and reincorporated in Delaware in 2001. Our principal executive offices are located at 1700 Westlake Ave. N., Suite 500, Seattle, Washington 98109, and our telephone number is (206) 283-8802. Our Internet address is http://www.insightful.com.

Products

Data Analysis Products

Software licenses for our Data Analysis products are typically sold as perpetual software license grants. The revenues generated from perpetual software license grants are generally recognized upon delivery of the software, if all other aspects of Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP No. 98-9, have been satisfied at the time of delivery of the software.

In the instances where our Data Analysis software products are sold under fixed-term license grants (also known as subscription-based grants), the related software license revenue is typically recognized ratably over the term of the license grant.

See Note 2 of the condensed consolidated financial statements for a more thorough description of our revenue recognition policy.

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

Insightful Miner™

Insightful Miner is a scalable data analysis workbench for predictive modeling, data mining and statistical data analysis. It has a drag-and-drop interface intended to make it easy to create self-documenting visual workmaps. Insightful Miner provides data miners, business analysts and data analysis professionals with a suite of scalable components for data access, management and modeling, and its pipeline architecture is designed to allow the user to process large data sets. Insightful Miner is an open and extensible tool that offers full integration with the S-PLUS programming language. Insightful Miner offers deployment capabilities via batch mode, predictive model markup language or generated C code. Insightful Miner has a low cost of ownership compared to its competitors, with a desktop entry-level version and multiple server versions offered under perpetual licenses rather than annual subscription-based agreements.

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

Text Analysis Products

Software licenses for our Text Analysis product are typically sold as fixed-term software license grants (also known as subscription-based grants). Revenue from fixed-term software license grants are generally recognized ratably on a straight-line basis over the term of the software license grant, if all other aspects of SOP 97-2 have been satisfied.

We have not yet established Vendor Specific Objective Evidence (“VSOE”) of fair value on the software maintenance element of our Text Analysis software sales arrangements, and therefore, when Text Analysis products are sold under perpetual software license grants, the related software license revenues are generally recognized ratably on a straight-line basis over the term of the initial software maintenance agreement, if all other aspects of SOP 97-2 have been satisfied. If and when we develop a substantive history of selling Text Analysis products as perpetual license grants, and if, through these sales, we develop consistent objective pricing on the related software maintenance renewals, then VSOE may become established. If this occurs, we may then be required to recognize the revenue related to the software license upon delivery of the software, if all other aspects of SOP 97-2 have been satisfied.

See Note 2 of the condensed consolidated financial statements for a more thorough description of our revenue recognition policy.

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

Maintenance and Support

We provide product updates and unspecified product upgrades and customer support services under an annual maintenance agreement, and are included as part of our annual subscription-based licenses. The initial one-year maintenance contract is bundled into the license fees on most of our perpetual license agreements.

Technical support for our products is provided by a staff of engineers located in Seattle and other direct offices in Europe. Support is only available to customers who purchase our annual maintenance service. International customers who purchase products from distributors may receive first-line technical support from their respective local distributors, with further support and escalation provided by our direct offices.

Services

Our consulting and training organization provides fee-based services, including providing assistance in developing complex statistical models or data or text analysis techniques. These services also include deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful’s offices, at the customer’s site, or at other prearranged sites for larger customer groups.

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

Bad Debts

A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the aging of the amounts and reviewing the current creditworthiness of our customers. Customer creditworthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues by Type

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2005	2004		2005	2004
Revenues (in thousands):
Software licenses	$2,227	$2,164	3%	$6,894	$6,183	12%
Software maintenance	1,681	1,626	3%	4,995	4,879	2%
Professional services and other	1,500	979	53%	3,887	2,519	54%

Total	$5,408	$4,769	13%	$15,776	$13,581	16%

Revenues by type (as % of total revenues):
Software licenses	41%	45%		43%	45%
Software maintenance	31%	34%		32%	36%
Professional services and other	28%	21%		25%	19%

Total	100%	100%		100%	100%

Software license revenues consist principally of fees generated from granting rights to use our Data and Text Analysis software products under both perpetual and fixed-term license agreements. Total software license revenues increased during the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. The increase in license revenue for the nine months ended September 30, 2005, as compared to the corresponding period of 2004, was due to increased sales from both our Data and Text Analysis product offerings. The increase in Data Analysis revenues during this nine-month period was primarily due to a large license sale in Europe during the first quarter of 2005. Data Analysis license revenues during the three months ended September 30, 2005, as compared to the corresponding period of 2004, were flat. Text Analysis license revenue increased during the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, as a result of ongoing additions to the Text Analysis license base, which is primarily fixed-term in nature, and therefore, because we have been generally successful in renewing most of our Text Analysis license agreements, revenues from this base have incrementally added to previously established revenue streams, thereby increasing the total revenues realized quarter over quarter. If we are unable to maintain our current level of pricing or renewals for our Text Analysis products, future revenue streams generated by our Text Analysis products may decrease.

Software maintenance is generally included with the initial purchase of products under perpetual licenses, and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial product sale. Software maintenance revenues increased by 3% and 2% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods of 2004. These increases were due to an increase in our list pricing that occurred in the beginning of the second quarter of 2005, as well as a slight increase in the renewal rates for Data Analysis software maintenance. If we are unable to maintain our current level of renewals for our Data Analysis products, then future maintenance revenue streams generated by our Data Analysis products may decrease.

Professional services revenue is generated from consulting and training activities. The increase in total professional services and other revenues for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, was primarily attributable to a large International Data Analysis consulting project that was initiated and performed through the first three quarters of 2005. Professional services revenues from this project were approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. North American Data Analysis professional services revenue decreased by $0.1 million (or 15%) for the three months ended September 30, 2005, and increased by $0.1 million (or 5%) for the nine months ended September 30, 2005, when compared to the corresponding periods of 2004. These changes in North American Data Analysis professional services revenues were a result of resource allocation management, whereby revenue generating North American Data Analysis resources were diverted to Europe to work on the aforementioned large International Data Analysis consulting project initiated and performed through the first three quarters of 2005. North American Text Analysis professional services revenue increased by $0.03 million (or 28%) for the three months ended September 30, 2005, and increased by $0.2 million (or 215%) for the nine months ended September 30, 2005, when compared to the corresponding periods of 2004. These increases were a result of work performed for a new commercial customer for Text Analysis.

Revenues by Segment

We have three reporting segments: North American Data Analysis, International Data Analysis and Text Analysis. We have international operations primarily in Europe and Asia. Revenues by segment are as follows:

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2005	2004		2005	2004
Revenues (in thousands):
North American Data Analysis	$2,939	$2,947	0%	$8,571	$8,499	1%
International Data Analysis	2,064	1,542	34%	5,973	4,490	33%
Text Analysis	405	280	45%	1,232	592	108%

Total	$5,408	$4,769	13%	$15,776	$13,581	16%

Revenues (as % of total revenues):
North American Data Analysis	54%	62%		54%	63%
International Data Analysis	38%	32%		38%	33%
Text Analysis	8%	6%		8%	4%

Total	100%	100%		100%	100%

The slight decrease in total North American Data Analysis revenues for the three months ended September 30, 2005, as compared to the corresponding period of 2004, is due primarily to a $0.1 million decrease in professional services revenue, partially offset by increases in both software license and maintenance revenues. The slight increase in North American Data Analysis revenues for the nine months ended September 30, 2005, as compared to the corresponding period of 2004, is due primarily to a combined increase of $0.1 million in professional services and software maintenance revenue, which was slightly offset by a small decrease in software license revenue.

The increase in International Data Analysis revenues for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, is primarily attributable to revenues generated from the large European consulting engagement mentioned previously. Total revenues from this customer, which include license, maintenance, and professional services revenues, were $0.7 million and $1.5 million for the three and nine months ended September 30, 2005, respectively.

The increase in total Text Analysis revenues recognized for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, relates largely to increases in subscription license revenues, which are recognized ratably over the subscription period, generally one year. Bookings of InFact subscription (fixed-term) licenses during the three and nine months ended September 30, 2005 were greater than bookings in the corresponding periods of 2004, thereby resulting in increased revenues in the 2005 periods reported, which included the addition of our first two new commercial customers for Text Analysis.

Cost of Revenues

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2005	2004		2005	2004
Cost of revenues (in thousands):
Software-related	$538	$390	38%	$1,379	$1,255	10%
Professional services and other	742	526	41%	2,177	1,634	33%

Total	$1,280	$916	40%	$3,556	$2,889	23%

Cost of software related revenues as a % of software related revenues	14%	10%		12%	11%
Cost of professional services and other revenues as a % of professional services and other revenues	49%	54%		56%	65%

Total	24%	19%		23%	21%

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the “S” programming language purchased from Lucent Technologies Inc.

The costs directly related to software revenues increased, both on an absolute dollar and percentage basis, for both the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. These increases were largely due to increased upgrade costs relating to the recent release of version 7.0 of the S-PLUS product, as well as adjustments made to inventory balances during the quarter ended September 30, 2005, which included the write-off of inventory deemed obsolete due to the new product release. Cost of software-related revenues fluctuates from period to period depending on the mix and level of revenues and depending on whether a particular quarter includes the cost of a license upgrade to existing maintenance customers. Significant components of software-related costs of revenues are fixed, including amortization of the software code purchased from Lucent and costs associated with technical support.

Cost of professional services and other revenues consist primarily of salaries and other labor-related costs of employees or contractors who provide consulting services and training. The increase in cost of professional services and other revenues for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, is due primarily to increases in the number and size of revenue-generating consulting projects, the resulting increase in headcount needed to support these revenue-generating projects, various discretionary compensation paid to quota-exceeding consultants, and the redeployment of team members from both our Text Analysis and research and development teams (who were previously utilized primarily for government grant-funded research projects) to revenue-generating professional services engagements. Additionally, although the total costs of professional services and other revenues increased for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, the costs of professional services and other revenues as a percentage of professional services revenues decreased for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. This decrease was primarily due to improved utilization of consulting resources, which improvements were aided by an increase in the number and size of revenue-generating consulting projects that utilized available consulting resources.

Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short-term. Consequently, these costs can fluctuate from quarter to quarter, in both absolute dollars and as a percentage of revenues, based primarily on the utilization levels of our consultants and the profitability of our consulting contracts.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2005	2004		2005	2004
Sales and marketing expenses (in thousands)	$1,955	$1,678	17%	$5,855	$4,830	21%
Sales and marketing expenses (as percentage of total revenues)	36%	35%		37%	36%

Sales and marketing expenses consist primarily of salaries, travel, allocation of facilities costs, promotional activities, and costs of advertising and trade shows. The increase in sales and marketing expenses for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, is due primarily to the hiring of additional salespeople in both the United States and Europe, the hiring of our Vice President of Marketing in the second quarter of 2005, product launch costs for version 7.0 of the S-PLUS product, and higher expenditures on certain marketing events and promotional activities. We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our marketing programs.

Research and Development, Net

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2005	2004		2005	2004
Research and development (in thousands):
Research and development	$1,407	$1,342	5%	$4,121	$3,992	3%
Less - funded research	(533)	(650)	(18)%	(1,707)	(2,439)	(30)%

Research and development, net	$874	$692	26%	$2,414	$1,553	55%

Research and development (as percentage of total revenues):
Research and development	26%	28%		26%	29%
Less - funded research	(10)%	(14)%		(11)%	(18)%

Research and development, net	16%	14%		15%	11%

Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, allocation of facilities costs, and payments to outside contractors. Further, research and development is split into two teams, one being Research, and the other Development. Generally, the Research team is focused on performing work relating to government grants and contracts, whereas the Development team is generally focused on work that is geared toward commercial applications that are intended to be immediately deployed. Funded research amounts result from fees generated from research work performed under government grants, which fees are netted against total research and development costs.

The increase in gross research and development expenses for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, is due primarily to the hiring of additional development personnel in both the Data and Text Analysis groups, as well as deploying a greater number of outside consultants and sub-contractors in connection with the development and launch of version 7.0 of the S-PLUS product in the second quarter of 2005. These increased costs were partially offset by a corresponding reduction in research personnel that occurred in late 2004 and continued in 2005. We expect our combined research and development expenses to increase in future periods as we place increased efforts toward further development of technology more closely aligned with our commercial product lines, while maintaining our current level of research efforts on government grants.

Funded research declined for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. This decrease was due to a decline in the offsetting fees generated from work performed under government research grants, which was a result of a decrease in government research grant activity. Government research grant activity declined due to a decrease in the pursuit of government grants as we aligned our research activities more closely with our commercial initiatives and product lines.

As a result of the increase in gross research and development costs and a decline in the offsetting fees generated from funded research, total net research and development costs increased, in absolute dollars and as a percentage of revenues, for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

General and Administrative

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase (Decrease)
	2005	2004		2005	2004
General and administrative (in thousands)	$1,074	$961	12%	$2,965	$3,199	(7)%
General and administrative (as percentage of revenues)	20%	20%		19%	23%

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, legal, Human Resources, corporate governance, investor relations and administration, as well as allocation of facilities and benefits costs.

General and administrative expenses increased, in absolute dollars only, for the three months ended September 30, 2005, as compared to the corresponding period of 2004. This increase was due to increased headcount-related costs in both the United States and Europe in connection with ongoing efforts to improve our processes, controls, and scalability.

General and administrative expenses declined, in both absolute dollars and as a percentage of revenues, for the nine months ended September 30, 2005, as compared to the corresponding period of 2004. The decline in absolute dollars was due primarily to significant one-time related costs that occurred in the corresponding period of 2004. These included legal costs incurred in the first quarter of 2004 associated with the acquisition of the copyrights to the “S” programming language from Lucent Technologies Inc. and unusual audit and audit-related costs incurred in the second quarter of 2004. The comparative effect of the absence of these costs in 2005 was partially diminished by increases in personnel and consulting costs incurred during 2005 in ongoing efforts to improve our processes, controls, and scalability. The decline of general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2005, as compared to the corresponding period of 2004, was due primarily to increased revenues during the same corresponding nine-month periods.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems in connection with the enhanced regulatory and corporate governance requirements of the Sarbanes-Oxley Act of 2002. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$76	$42	$183	$75
Interest expense	(2)	(12)	(10)	(28)
Foreign exchange transaction gains (losses)	12	60	(164)	7
Other	—	—	10	1

	$86	$90	$19	$55

Interest income

The increase in interest income for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, is a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher yielding instruments.

Interest expense

The decrease in interest expense for the three and nine months ended September 30 2005, as compared to the corresponding periods of 2004, is due to the continual pay-down of our equipment loan with Silicon Valley Bank, which balance as of September 30, 2005 totaled approximately $65,000.

Foreign exchange transaction gains (losses)

Foreign exchange transaction gains and losses result from changes in exchange rates on transactions denominated and or settled in currencies other than that of an entity’s functional currency. This includes the effect that foreign exchange rate fluctuations have on intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are expected to be settled within the foreseeable future.

Foreign currency gains or losses resulting from intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are not expected to be settled within the foreseeable future are included in “Other Comprehensive Income (Loss)” during the period in which the exchange rates fluctuate.

During the three months ended September 30, 2005 and 2004, the effect of fluctuations in currency exchange rates resulted in foreign exchange transaction gains, but these gains declined during the three months ended September 30, 2005, as compared to the corresponding period of 2004. This decline was a result of lower intercompany balances subject to foreign currency transaction gains and losses, as well as less severe fluctuations in currency exchange rates.

The effect of currency exchange rates during the nine months ended September 30, 2005, as compared to the corresponding period of 2004, changed from a gain position to a loss position. This change was primarily due to a strengthening in the first quarter of 2005 of the U.S. dollar rate on U.S. dollar denominated intercompany amounts, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future. During the nine months ended September 30, 2005, we reduced our intercompany balances due from, and cash held by, our international subsidiaries, thereby making us less susceptible to exchange rate fluctuations during 2005. This, along with favorable changes in foreign currency exchange rates, aided in the change from a loss position in the first quarter of 2005 to a gain position in the third quarter of 2005.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue in future quarters.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2005 was zero and $26,000, respectively, compared to $3,000 and $31,000 for the corresponding periods of 2004. Utilization of net operating loss carryforwards minimized our income taxes in each of the respective periods reported. This is expected to continue for the remainder of 2005 and possibly into future periods. Changes in income tax expense from period to period are attributed primarily to relative changes in the mix of operating income generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash and cash equivalents were $9.7 million at each of September 30, 2005 and December 31, 2004. Our working capital increased from $4.8 million at December 31, 2004 to $6.4 million at September 30, 2005.

We generated $1.5 million in cash from operating activities for the nine months ended September 30, 2005 compared to $1.0 million for the corresponding period of 2004.

The difference between our net income and our operating cash inflow is attributable to non-cash expenses included in net income and changes in operating assets (excluding cash) and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net income	$979	$1,134
Add: non-cash expenses	885	1,064
Changes in operating assets and liabilities, excluding cash	(388)	(1,184)

Net cash provided by operating activities	$1,476	$1,014

Non-cash expenses are associated with the amortization of intangible assets, including purchased technology, and depreciation and amortization of property and equipment. Changes in non-cash operating assets and liabilities reflect changes in working capital components of the balance sheet apart from cash and cash equivalents.

Investing activities resulted in net cash outflows of $1.6 million for the nine months ended September 30, 2005 compared to net cash outflows of $1.4 million for the corresponding period of 2004. This increase in cash outflows from investing activities relates primarily to the investment of $0.6 million of cash into short-term investments, as well as an increase in purchases of property and equipment. Cash outflows from investing activities in the nine months ended September 30, 2005 included a final installment payment of $0.5 million in the first quarter of 2005 for the purchase of the “S” programming language from Lucent Technologies, whereas the same period in 2004 included the first installment of $1.3 million.

Financing activities resulted in net cash inflows of $0.1 million for the nine months ended September 30, 2005 compared to net cash inflows of $1.8 million for the nine months ended September 30, 2004. The decrease in cash inflows from financing activities relates primarily to a decrease in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan.

In March 2005, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At September 30, 2005, the prime rate was 6.75%, and no amounts had been borrowed under the line of credit facility.

At September 30, 2005, we also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by the underlying assets. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was approximately $65,000 at September 30, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of September 30, 2005.

At September 30, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $9.7 million, $0.6 million in short-term investments, and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Commitments

As of September 30, 2005, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	Before December 31,	Year Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Equipment term loan	$33	$32	$—	$—	$—	$—	$65
Operating lease obligations	155	625	514	43	37	28	1,402

Total	$188	$657	$514	$43	$37	$28	$1,467

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

Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price

In addition to the other information contained in this report, you should carefully read and consider the following risk factors. If any of these risks is actually realized, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to obtain government contracts and research grants;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses associated with expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of The Sarbanes-Oxley Act of 2002, or SOX;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the expansion of our business;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses; and

•	defects or errors in our software, which may result in losses of customers or revenues.

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

License and maintenance revenues from the S-PLUS product and add-on modules account for a significant portion of our license revenues. Other products, such as InFact and Insightful Miner, have not contributed consistent revenues to date. We expect license and maintenance revenues from the S-PLUS product family to continue to account for a substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of the S-PLUS product family, our revenues and operating results will be adversely affected.

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

Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and from our potential customers’ information technology departments, which may seek to develop their own solutions. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. In the data mining and text analysis market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, Inxight, ClearForest and Iphrase, many of which are much larger than we are.

We also face competition from R, an open-source software package that performs operations similar to the S language that forms the core of our S-PLUS product.

Market acceptance of open source alternatives to proprietary software poses a threat to our potential growth in revenue and market share.

Our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. In recent years, there has been a growing challenge to the commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed at nominal cost by firms that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems. In the markets we serve, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. While we believe our products provide customers with significant advantages, the popularization of the non-commercial software model continues to pose a significant challenge to our business model. To the extent open-source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

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

In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, greater market share, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. We could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, business intelligence and analytical application software, as well as from companies in other sectors.

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

Furthermore, a significant portion of our license revenues come from U.S. government entities, as well as institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside of our control. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts could adversely affect our revenues and operating results.

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

Our services business can be dependent on a few large customers, the unexpected loss of which would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or otherwise untimely cessation of the project would create a shortfall in revenue that would result in a negative impact on operating results for the services segment. We are currently engaged on one project that accounted for more than 10% of our total revenue for the quarter ended September 30, 2005, and we expect to receive a significant amount of revenue from this project in the quarter ending December 31, 2005, which may or may not exceed 10% of our total revenue for the quarter ended December 31, 2005. We have allocated resources to this project that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this project prior to its intended completion, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results and could negatively affect our stock price.

We have incurred losses in past periods, and may again incur losses in future periods, which could cause a decrease in our stock price.

Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of September 30, 2005, we had an accumulated deficit of over $27 million. We achieved only slight profits in recent quarters and a small shortfall in revenue or unexpected increase in expenses could again cause us to suffer a quarterly net loss. As a result, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

While we have shown a trend of growth in revenue and profit in recent quarters, there is no guarantee that these trends will continue. We expect our expenses to be higher in 2005 than in 2004, in part due to our efforts to enhance our information technology resources and improve our financial and managerial systems, and we believe that we may need to significantly increase our product development and professional services personnel costs to expand our market position and further increase acceptance of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report beginning with the fiscal year ended December 31, 2007. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services, which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

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

Our management has started the necessary processes and procedures for issuing its report on our internal controls. We expect to remain a non-accelerated filer in 2005 because we are eligible to use Forms 10-QSB and 10-KSB for our 2005 quarterly and annual reports. However, if a determination is made that we qualify as an accelerated filer as of December 31, 2006, we will be required to furnish our internal controls report with our Annual Report for 2006 rather than for 2007. In either case, we may not be able to complete the work necessary for our management to issue its management report in a timely manner and our management may be unable to report that our internal controls are effective.

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

Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in foreign currency contracts that are designed to hedge foreign currency risk, but we may do so in the future. Future currency exchange rate fluctuations may have an adverse effect on our results of operations in future periods. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

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

Substantially all of our executive leadership team has been replaced in the last 21 months. Since January 2004, we hired a new Chief Executive Officer, Chief Financial Officer, Vice President of Research and Development, Vice President of North American Sales and Vice President of Worldwide Marketing. Additionally, we have appointed two new members to our board of directors and audit committee. In addition, we have experienced turnover of other key finance and administration personnel in recent months. The restructuring of our senior management and finance leadership and the integration of these key employees and directors may result in some disruption in our business.

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

Our success depends in part on our ability to protect our proprietary rights, including our patents on InFact technology and our rights in the software code underlying the “S” programming language that we purchased from Lucent Technologies Inc. in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan alleged that his employment was wrongfully terminated. On December 5, 2003, court granted summary judgment in our favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals’ decision. If the petition is granted, we expect to incur considerable expense in defending this action. If the Court of Appeals’ decision is modified or reversed, we will likely resume litigation in the lower court, where we expect to continue to vigorously defend ourself against the former employee’s claim, which we deny. As a consequence of vigorously defending ourselves, we may incur considerable expenses. Discovery obligations imposed on us during the course of such litigation will be disruptive to our normal operations. We cannot predict the outcome of the litigation, but an unfavorable outcome may require us to pay the employee significant damages and would have a material effect on our operating position, results of operations, and cash flows. Regardless of the outcome of the lower court’s review, the court may issue a written opinion that will address only those issues of law that arose from the lower court’s decision to grant summary judgment. The veracity of the facts alleged by the former employee in such an analysis is not at issue, and for the purposes of review the court will deem the allegations to be true. Because the allegations of the former employee included “deceptive accounting practices,” the published opinion in either case will make reference to improprieties that we will be deemed to have committed solely for the purposes of this legal analysis. Such references, when separated from the parties’ ability to support or refute the facts, may be damaging to our reputation and may adversely affect our stock price.

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

We sell products, which are developed in the U.S., worldwide and operate in the United Kingdom, France and Switzerland where we incur expenses and generate billings denominated in those local currencies. As a result, the value of our assets, cash flows and financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments which may fluctuate in value over time.

Our cash, cash equivalents, and short-term investments are subject to market risk.

Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. A significant change in the markets in which we are invested could reduce our reported assets, and adversely affect our stock price and results of operations.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of that date, our disclosure controls and procedures were effective.

PART	II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 13, 2002, Wajih Alaiyan, a former employee, filed a complaint against us in the Superior Court for King County, Washington. Mr. Alaiyan alleged that his employment was wrongfully terminated. On December 5, 2003, the court granted summary judgment in our favor, dismissing the complaint. On June 13, 2005, the Court of Appeals for the State of Washington issued an unpublished opinion upholding the lower court’s decision. On July 12, 2005, Mr. Alaiyan filed a petition with the Supreme Court of Washington seeking review of the Court of Appeals’ decision. If the petition is granted, we expect to incur considerable expense in defending this action. If the Court of Appeals’ decision is modified or reversed, we will likely resume litigation in the lower court, where we expect to continue to vigorously defend ourself against the former employee’s claim, which we deny. As a consequence of vigorously defending ourselves, we may incur considerable expense. We are unable to evaluate the likelihood of an adverse outcome.

ITEM 6.	Exhibits

(a)	See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2005

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