Form 10QSB/A
period 2005-09-30
INSIGHTFUL CORP
filed 2005-11-17
CIK 895095

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Insightful Corporation is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005 solely to correct a typographical error regarding the number of Insightful’s employees contained in “Description of the Company” in Item 2 of Part 1 of Insightful’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2005.

The fourth paragraph under “Description of the Company” should read in its entirety as follows:

Headquartered in Seattle, Washington, we also have a North American office in North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world. The following table illustrates the breakdown of our headcount at September 30, 2005, which totaled 119 employees, 93 of which were located in the United States and 26 were located internationally:

Consulting Services	18
Technical Support	4
Sales and Marketing	36
Research and Development	40
General and Administrative	21

Total	119

Except for the correcting error noted above, no other information is being amended by this Form 10-QSB/A. Insightful has not updated disclosures in this Form 10-QSB/A to reflect any event subsequent to Insightful’s filing of the original Form 10-QSB.

i

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

Headquartered in Seattle, Washington, we also have a North American office in North Carolina and international offices in France, Switzerland, and the United Kingdom, with distributors around the world. The following table illustrates the breakdown of our headcount at September 30, 2005, which totaled 119 employees, 93 of which were located in the United States and 26 were located internationally:

Consulting Services	18
Technical Support	4
Sales and Marketing	36
Research and Development	40
General and Administrative	21

Total	119

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

November 16, 2005

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

November 16, 2005

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