Form 10KSB
period 2005-12-31
INSIGHTFUL CORP
filed 2006-03-31
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-020992

INSIGHTFUL CORPORATION

(Name of small business issuer in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1700 Westlake Ave. N. #500

Seattle, Washington 98109-3044

(206) 283-8802

(Address and telephone number of principal executive offices) (Zip code)

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐;    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).    Yes  ☐;    No  ☒

Issuer’s revenues for the fiscal year ended December 31, 2005 were $22,337,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates, based on the closing sale price of the registrant’s common stock on December 31, 2005, as reported on the Nasdaq SmallCap Market, was $26,776,955.

The number of shares of common stock outstanding as of March 6, 2006 was 12,545,891

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

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

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled Risk Factors in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled Risk Factors in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

Item 1.	Description of Business.

We provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. We are a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various S-PLUS toolkits for vertical market categories such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Our customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, we also have an office in North Carolina and offices in France, Switzerland, and the United Kingdom, with distributors around the world. In the United States, we employed 84 persons full time and six part-time at December 31, 2005. We also had 30 full-time employees based in Europe. Formerly Mathsoft, Inc. we reincorporated as Insightful Corporation in Delaware in 2001 following the divestiture of our Engineering and Educational Products Division.

Products

Data Analysis Products

S-PLUS®

S-PLUS is our flagship software product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our object-oriented “S” programming language, which we licensed on an exclusive worldwide basis from Lucent Technologies Inc. until we acquired the rights to “S” in January 2004. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows® and UNIX® environments. As part of our S-Plus 7.0 product release in April 2005, we also released an enterprise version of S-Plus called S-Plus 7.0 Enterprise Server. S-Plus 7.0 Enterprise Server can be used to process larger data sets and address larger statistical data analysis problems.

Insightful Miner™

Insightful Miner is a scalable data analysis workbench for predictive modeling, data mining and statistical data analysis. It has a drag-and-drop interface intended to make it easy to create self-documenting visual workmaps. Insightful Miner provides data miners, business analysts and data analysis professionals with a suite of scalable components for data access, management and modeling, and its pipeline architecture is designed to allow the user to process large data sets. Insightful Miner is an open and extensible tool that offers full integration with the S-PLUS programming language. Insightful Miner offers deployment capabilities via batch mode, predictive model markup language or generated C code. Insightful Miner is designed to have a low cost of ownership, with a desktop entry-level version and multiple server versions offered under perpetual licenses rather than annual subscription-based agreements.

Toolkits for Vertical Markets

To complement S-PLUS and Insightful Miner, we offer toolkits for the financial services and life sciences markets to allow users to perform specialized data analysis. For example, S+FinMetrics® is designed to provide the financial services market with comprehensive software for modeling, analyzing and visualizing financial market data, offering a modern and flexible analytic environment for reliable and robust predictive econometric modeling. S+ArrayAnalyzer® is designed to enable pharmaceutical companies to obtain statistically rigorous information from microarray technology, helping to shorten time-to-discovery for competitive advantage.

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

Text Analysis Products

InFact®

InFact is our software product for advanced text analysis and relationship search. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact’s natural language tabular exploratory search interfaces and text query language in a manner designed to efficiently uncover information for which they are searching. InFact is designed to enable researchers to experience higher levels of productivity, and to improve the quality of their research. InFact has been initially targeted at the defense/intelligence and pharmaceutical markets.

Maintenance and Support

We provide product updates and unspecified product upgrades and customer support services under maintenance agreements. Maintenance and support is included as part of our annual subscription-based licenses. The initial one-year maintenance contract is bundled into the license fees on most of our perpetual license agreements.

Technical support for our products is provided by a staff of engineers located in Seattle and in Europe. Support is only available to customers who purchase our annual maintenance service. Customers who purchase products from distributors may receive first-line technical support from their respective local distributors, with further support and escalation provided by our staff.

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

Manufacturing and Distribution

We utilize third party vendors to replicate our products. This helps us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

We subcontract with third party vendors to replicate all of our S-PLUS product line updates. We warehouse inventory at a regional facility and process domestic orders internally out of our Seattle office. Most international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Funded Research

Insightful has a research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual, and signal data. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed-fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed, and / or the fees become billable. Additionally, because the grants received are generally aligned with the company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets.

Product Development

Our product development organization is responsible for software development, product documentation and quality assurance. The organization’s priorities are to continue technical innovation for power and performance and to respond to market feedback by continuing to design products that will generate future revenues.

Our development team consists of specialists in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation, user interface design and Microsoft, UNIX, enterprise Java, and Internet technologies.

Competition

Our S-PLUS product targets statisticians and data managers in the statistics market. This market is competitive, fragmented and mature. We face competition in the statistics market primarily from large enterprise software vendors and our potential customers’ information technology departments who may create custom-made applications instead of using Insightful software. These departments may seek to develop data analysis solutions utilizing R, a free statistics software package that performs operations similar to the “S” language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS Institute. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks, Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications. Some of these companies are much larger than we are.

In the data mining and text analysis markets, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, ClearForest and Attensity.

Intellectual Property Rights and Licenses

Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a “shrink-wrap” license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we have entered into nondisclosure and inventions agreements with all of our employees. However, judicial enforcement of these agreements may be uncertain. We hold three issued patents on InFact and have several other patent applications pending on both InFact and our data analysis products.

Insightful, Insightful Corporation, the Insightful logo, S, S-PLUS, InFact, Trellis, Trellis Graphics, Graphlet, S-PLUS Graphlets, S+EnvironmentalStats, S+SpatialStats, S+FinMetrics, S+Wavelets, S+Seqtrial, and S+ArrayAnalyzer are trademarks or registered trademarks of Insightful Corporation in the United States and other countries. Microsoft, Windows and Windows NT are either trademarks or registered trademarks of Microsoft Corporation in the United States and/or other countries. Java is a trademark or registered trademarks of Sun Microsystems, Inc. in the United States or other countries. UNIX is a registered trademark of The Open Group in the United States or other countries. All product names mentioned herein may be trademarks or registered trademarks of their respective companies.

Risk Factors

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

Until the fourth quarter of 2003, we had posted net losses for each fiscal quarter since the fourth quarter of 2001. As of December 31, 2005, we had an accumulated deficit of over $26 million. We have had quarters in 2005 and 2004 in which we achieved only slight profits. A small shortfall in revenue or unexpected increase in expenses could cause us to suffer a quarterly net loss. Because of this, and the fact that we are increasing our spending, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

While we have shown a trend of growth in revenue and profit in recent quarters, there is no guarantee that these trends will continue. We expect our expenses to be higher in 2006 than in 2005, in part due to our efforts to enhance our information technology resources and due to an increase in our product development and professional services personnel costs to expand our market position and further increase acceptance and sales of our products. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future. In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

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

In the data mining and text analysis market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, Verity, ClearForest and Attensity, many of which are much larger than we are.

In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. For example, we could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, business intelligence and analytical application software, as well as from companies in other sectors. If we are unable to maintain our current level of pricing or renewals for our products, future revenue streams generated by out software products may decrease.

In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. For example, we could also experience competition from companies in other sectors of the broader market for business intelligence software, like providers of on-line analytical processing, business intelligence and analytical application software, as well as from companies in other sectors. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share.

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

Our text analysis product, InFact, was released in 2002 and has not contributed substantial revenues to date. The market for relationship search solutions like InFact is still emerging, with many competitors coming to market with alternative solutions. Growth in demand for and acceptance of these solutions, if any, remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. If InFact does not achieve market acceptance, our business may not grow. If we are unable to maintain our current level of pricing or renewals for our InFact, future revenue streams generated by our Text Analysis products may decrease.

Our business is sensitive to the risks associated with government funding decisions.

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. During the fiscal years 2001 through 2003, these contracts generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. During 2004, we began realigning our research and development efforts to ensure that we only pursue projects that directly support our business strategy. As a result of this realignment, we have applied for and received fewer government research contracts, and research contracts generated $2.9 million and $2.2 million in 2004 and 2005, respectively. Further reductions in these offsets to our research and development expenses are possible and would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short run, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

An enterprise’s decision to purchase statistics, data mining and text analysis software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles can be variable, typically ranging between one and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have recently shown to be substantially longer for higher-priced orders and for our text analysis product, InFact. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our services business can be dependent on a few large customers, the unexpected loss of which would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or otherwise untimely cessation of the project would create a shortfall in revenue that would result in a negative impact on operating results for the services segment. We are currently engaged on one project that accounted for 8.9% of total revenues during 2005. This project, and others like it, may exceed 10% of our total revenue in future quarters. We have allocated resources to this project that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this project prior to its intended completion, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

We have implemented efforts to improve our internal controls, but they might not prove sufficient. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We expect to incur significant expenditures to enhance our information technology resources. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report beginning with the fiscal year ending December 31, 2007. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services, which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

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

Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support, accounting and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. Departures of key executives could adversely impact our reputation and our ability to execute our business strategy. Due to competition for qualified employees, we may have difficulty recruiting officers and employees with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

We may be required to raise additional funding if we suffer operating losses, and this funding may be unavailable on acceptable terms, if at all.

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

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for the foreseeable future, so long as we continue maintain positive operating cash flows. However, we intend to make significant investments in our data analysis and text analysis products in the next twelve months. If during that time the market for our products worsens, or if we are otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all.

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

In addition, our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and text analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Changes in demand for computer software caused by a weakened economy, either domestic, international or both, may affect our sales and may result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may experience difficulties in collecting outstanding receivables from our customers.

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

Delivery of our solutions may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

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

Our stock price may be volatile.

The price of our common stock has been volatile over the two years. Our common stock reached a high of $5.20 per share on May 14, 2004 and traded as low as $1.13 per share on September 1, 2004. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

Item 2.	Description of Property.

Our headquarters and principal administrative, finance, selling and marketing operations are located in approximately 21,494 square feet of leased office space in Seattle, Washington under a lease that expires in 2007. We also lease office space in North Carolina. Our international offices are located in France, Switzerland and the United Kingdom. Our North American Data Analysis and Text Analysis segments share the Seattle leased office space and we conduct business related to both our North American and International Data Analysis segments from the remaining offices.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol IFUL. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$4.90	$2.00
Second Quarter	$5.20	$2.03
Third Quarter	$2.32	$1.13
Fourth Quarter	$3.38	$1.82
Fiscal Year Ended December 31, 2005:
First Quarter	$3.08	$2.20
Second Quarter	$3.54	$2.25
Third Quarter	$4.10	$2.29
Fourth Quarter	$3.10	$2.35

Holders

As of March 6, 2006, there were 271 stockholders of record of common stock. This does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the information described in the Business—Risk Factors section included elsewhere in this report.

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

Business Outlook

We provide our customers with useful and innovative software and services to derive intelligence from the data they collect. Several converging trends point to what we believe is significant long-term potential for the data analysis software market. First, we believe organizations currently collect far more data, in a variety of formats, than they actually analyze. Second, it appears an increasing amount of additional information is being collected by organizations. Third, we believe organizations are seeking to apply new and increasingly complex analytic techniques to their ever-increasing collection of data in order to gain significant improvements in the quality and efficacy of products built, marketed, and sold and to improvements in the efficiency of business processes. Overall, we believe the confluence of these trends presents long-term potential for data analysis software companies such as Insightful.

Our product direction for the S-PLUS Product Family mirrors these data analysis industry trends. We expect to continue to focus on building S-PLUS’ position as a leader for statistical model prototyping and data visualization used extensively by individual statisticians building statistical models. Our vision is to continually enhance the S-PLUS product family to provide a seamless environment where sophisticated business analytics can be developed on the desktop and then deployed to other business users in production on servers handling many gigabytes of data and deployed to hundreds and even thousands of users, without the need for expensive re-implementation. We will increasingly enable S-PLUS programmers and other IT professionals to use the S-PLUS product family to deploy analytic applications to mission critical production environments.

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

In 2006, we expect to continue to make significant investments in both our existing and new products in order to position ourselves for potential future growth. We also expect to expand our sales and marketing efforts and we anticipate investing in our infrastructure as we update our IT systems and strive to improve our internal controls and processes.

Critical Accounting Policies and Estimates

We have based our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Contingencies

We are subject to legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach.

Accounting for taxes.

We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of SFAS No. 5 Accounting for Contingencies. We are required to estimate our potential tax obligations and claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes and accruals for income and other tax exposures. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, we establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals would be established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These accruals would be adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We have established a valuation allowance to reduce deferred tax assets as we believe it is not more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets in the foreseeable future. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from our estimates. Any changes in circumstances related to these contingencies could have a material effect on our financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

The Company adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS 123(R) in the first quarter of 2006 and intends to use the modified prospective method. The adoption is expected to result in the recognition of stock-based compensation expense in 2006 of $0.5 million to $0.6 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing and quantities of future grants. Because all of these costs will be allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be impacted by these added costs.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005 and are required to be adopted by us in the second quarter of fiscal 2006. Although we will continue to evaluate the application of

FSP Nos. FAS 115-1 and FAS 124-1, we do not currently believe adoption will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not currently believe adoption will have a material impact on our results of operations or financial position.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year ended December 31,
	2005	2004
Revenues:
Software licenses	46.9%	46.0%
Software maintenance	29.8	34.6
Professional services and other	23.3	19.4

Total revenues	100.0	100.0
Cost of revenues:
Software related	8.3	9.4
Professional services and other	13.3	12.2

Total cost of revenues	21.6	21.6
Gross profit	78.4	78.4
Operating expenses:
Sales and marketing	36.9	35.9
Research and development	24.9	27.7
Less—Funded research	(10.0)	(15.6)

Research and development, net	14.9	12.1
General and administrative	17.9	22.2

Total operating expenses	69.8	70.2
Income from operations	8.6	8.2

Other income and interest expense, net	0.4	2.3
Income before income taxes	9.0	10.5

Income tax benefit (expense)	(0.2)	0.5

Net income	8.9%	11.0%

Revenues

Revenues by Type

	Year ended December 31,		Percent Increase
	2005	2004
Revenues (in thousands):
Software licenses	$10,467	$8,690	20.4%
Software maintenance	6,660	6,530	2.0%
Professional services and other	5,210	3,679	41.6%

Total	$22,337	$18,899	18.2%

Revenues by type (as % of total revenues):
Software licenses	46.9%	46.0%
Software maintenance	29.8%	34.6%
Professional services and other	23.3%	19.4%

Total	100.0%	100.0%

Total revenues

Total revenues during 2005 were $22.3 million representing an 18.2% increase over 2004 total revenues of $18.9 million. Year over year, we saw increases in each revenue category, both domestic and international as well as for both Data Analysis and Text Analysis. We saw increases in North American Data Analysis software license revenues and in European Data Analysis professional services revenues.

Software license revenue

Software license revenues consist principally of fees generated from granting rights to use our Data and Text Analysis software products under both perpetual and fixed-term license agreements.

The majority of the increase in license revenues during 2005, as compared to 2004, was driven by multiple large North American and International perpetual Data Analysis license sales that were made throughout 2005, one of which totaled approximately one million dollars in the fourth quarter of 2005 (approximately $0.2 million of which was deferred as first year software maintenance support), as well as the completion of multiple large fixed-term and perpetual Text Analysis license transactions in the fourth quarter of 2004 and throughout 2005, whereby the majority of the revenue from these Text analysis license deals were amortized into revenue during 2005.

The increase in the number of larger Data Analyses license sales was due in part, and made possible by, the release of S-Plus 7.0 Enterprise Server in April 2005, which was designed to process much larger data sets and address larger statistical data analysis problems. This allowed us to engage in larger sales opportunities and licensing arrangements. In addition, some of the increase in revenues is attributed to an improved sales approach.

Text Analysis license revenue increased during 2005, as compared to 2004, as a result of ongoing additions to the Text Analysis license base, which is primarily fixed-term in nature, and therefore, because we have been generally successful in renewing most of our Text Analysis license agreements, revenues from this base have incrementally added to previously established revenue streams, thereby increasing the total revenues realized quarter over quarter. If we are unable to maintain our current level of pricing or renewals for our Text Analysis products, future revenue streams generated by our Text Analysis products may decrease.

Maintenance revenue

Software maintenance is generally included with the initial purchase of products under perpetual licenses, and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial product sale. Software maintenance revenues increased during 2005, as compared to 2004, due to an increase in our total software license sales, and increase in our list pricing that occurred in the beginning of the second quarter of 2005, and a slight increase in the renewal rates for Data Analysis software maintenance. If we are unable to maintain our current level of renewals for our Data Analysis products, then future maintenance revenue streams generated by our Data Analysis products may decrease.

Professional services and other revenue

Professional services revenue is generated from consulting and training activities. Professional services revenue increased during 2005, as compared to 2004, in both North America and Internationally, as well as in both our Data and our Text Analysis business segments. The majority of the increase in total professional services and other revenues during 2005, as compared to 2004, occurred in Europe, specifically; one large Data Analysis consulting project that was initiated and performed throughout 2005.

Revenues by Segment and Geography

We operate in three segments: North American Data Analysis, International Data Analysis, and Text Analysis and we have international operations primarily in Europe and Asia. Revenues by segment and geography are as follows:

	Year ended December 31,		Percent Increase
	2005	2004
Revenues (in thousands):
North American Data Analysis	$12,546	$11,470	9.4%
International Data Analysis	8,213	6,480	26.8%
Text Analysis	1,578	949	66.3%

Total	$22,337	$18,899	18.2%

Revenues by type (as % of total revenues):
North American Data Analysis	56.1%	60.7%
International Data Analysis	36.8%	34.3%
Text Analysis	7.1%	5.0%

Total	100.0%	100.0%

North American Data Analysis revenue

The majority of the increase in North American Data Analysis revenues during 2005, as compared to 2004, was driven by multiple large Data Analysis licenses that were signed throughout 2005. The increase in the number of larger Data Analyses license sales was due in part, and made possible by, the release of S-Plus 7.0 Enterprise Server in April 2005, which was designed to process larger data sets and address larger statistical data analysis problems. This allowed us to engage in larger sales opportunities and licensing arrangements, as well as to an improved sales approach to accommodate the aforementioned product release. In addition, some of the increase in revenues is attributed to an improved sales approach.

International Data Analysis revenue

The increase in International Data Analysis revenues during 2005, as compared to 2004, is primarily attributable to revenues generated from the large European consulting engagement discussed previously.

North American Text Analysis revenue

The increase in total Text Analysis revenue recognized during 2005, as compared to 2004, relates largely to increases in subscription license revenues, which are recognized ratably over the subscription period, generally one year. Bookings of InFact subscription (fixed-term) licenses during 2005 were greater than bookings in 2004, thereby resulting in increased revenue in the 2005, which included the addition of our second commercial Text Analysis customer, and the renewal of our first.

Cost of Revenues

	Year ended December 31,		Percent Increase
	2005	2004
Cost of revenues (in thousands):
Software-related	$1,851	$1,770	4.6%
Professional services and other	2,971	2,312	28.5%

Total	$4,822	$4,082	18.1%

Cost of software-related revenues as a percentage of software related revenues	10.8%	11.6%
Cost of professional services and other revenues as a percentage of professional services and other revenues	57.0%	62.8%
Total cost of revenues as a percentage of total revenues	21.6%	21.6%

Cost of software-related revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the “S” programming language purchased from Lucent Technologies Inc.

The costs directly related to software revenues increased on an absolute dollar basis during 2005, as compared to 2004, due to the increase in the corresponding revenue during 2005. Additionally, although the direct costs of software revenue increased in absolute dollars during 2005, as compared to 2004, the direct costs of software revenue as a percentage of software revenue decreased in 2005, as compared to 2004, and this decrease was due to the increase in larger sales transactions that occurred during 2005, whereby the costs associated with each sales transaction are somewhat fixed in nature.

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

Cost of professional services revenues

Cost of professional services and other revenues consist primarily of salaries and other labor-related costs of employees or contractors who provide consulting services and training. The increase in cost of professional services and other revenues 2005, as compared to 2004, is due primarily to increases in the number and size of revenue-generating consulting projects, the resulting increase in headcount needed to support these revenue-generating projects, various discretionary compensation paid to quota-exceeding consultants, and the redeployment of team members from both our Text Analysis and research and development teams (who were previously utilized primarily for government grant-funded research projects) to revenue-generating professional services engagements. Additionally, although the total costs of professional services and other revenues increased in absolute dollars during 2005, as compared to 2004, the costs of professional services and other revenues as a percentage of professional services revenues decreased in 2005, as compared to 2004. This decrease was primarily due to improved utilization of consulting resources, which improvements were aided by an increase in the number and size of revenue-generating consulting projects that utilized available consulting resources.

Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short-term. Consequently, these costs can fluctuate from quarter to quarter, and year to year, in both absolute dollars and as a percentage of revenues, based primarily on the utilization levels of our consultants and the profitability of our consulting contracts. Should our professional service revenues grow in 2006, we expect related growth in our costs of professional service revenues. Gross margins will likely fluctuate based primarily on revenue productivity of our consultants, since these costs are relatively fixed in the short-term, and based on the mix of our license sales.

Operating Expenses

Sales and Marketing

	Year ended December 31,		Percent Increase
	2005	2004
Sales and marketing expenses (in thousands)	$8,252	$6,791	21.5%
Sales and marketing expenses (as percentage of revenues)	36.9%	35.9%

Sales and marketing expenses consist primarily of salaries, travel, allocation of facilities and information technology costs, promotional activities, and costs of advertising and trade shows. The increase in sales and marketing expenses during 2005, as compared to 2004, is due primarily to the hiring of additional salespeople in both the United States and Europe, the hiring of our Vice President of Marketing in the second quarter of 2005, product launch costs for version 7.0 of the S-PLUS product, and higher expenditures on certain marketing events and promotional activities. We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our marketing programs.

Research and Development, Net

	Year ended December 31,		Percent Increase (Decrease)
	2005	2004
Research and development (in thousands):
Research and development	$5,566	$5,240	6.2%
Less – Funded research	(2,228)	(2,949)	(24.5)%

Research and development, net	$3,338	$2,291	45.7%

Research and development (as percentage of revenues):
Research and development	24.9%	27.7%
Less – Funded research	(10.0)%	(15.6)%

Research and development, net	14.9%	12.1%

Research and development expenses consist primarily of salaries and related benefits, equipment for software developers, allocation of facilities and information technology costs, and payments to outside contractors. Further, research and development is split into two teams, one being Research, and the other Development. Generally, the Research team is focused on performing work relating to government grants and contracts, whereas the Development team is generally focused on work that is geared toward commercial applications that are intended to be immediately deployed. Funded research amounts result from fees generated from research work performed under government grants, which fees are netted against total research and development costs.

The increase in gross research and development expenses during 2005, as compared to 2004, is due primarily to the hiring of additional development personnel in both the Data and Text Analysis groups, as well as deploying a greater number of outside consultants and sub-contractors in connection with the development and launch of version 7.0 of the S-PLUS product in the second quarter of 2005. These increased costs were partially offset by a corresponding reduction in research personnel that occurred in late 2004 and continued in 2005. We expect our combined research and development expenses to increase in future periods as we place increased efforts toward further product development, while maintaining our current level of research efforts on government grants.

The decline in Funded research during 2005, as compared to 2004, was due to a decline in the offsetting fees generated from work performed under government research grants, which was a result of a decrease in government research grant activity. Government research grant activity declined due to a reduction in research staff consistent with a decrease in the pursuit of government grants as we aligned our research activities more closely with our commercial initiatives and product lines.

As a result of the increase in gross research and development costs and a decline in the offsetting fees generated from funded research, total net research and development costs increased, in absolute dollars and as a percentage of revenues during 2005, as compared to 2004.

In 2006, we expect to increase our research and development expenses in order to set the foundation for future growth by investing in development of our product lines.

General and Administrative

	Year ended December 31,		Percent (Decrease)
	2005	2004
General and administrative expenses (in thousands)	$3,998	$4,199	(4.8)%
General and administrative expenses (as percentage of revenues)	17.9%	22.2%

General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, legal, corporate governance, investor relations and administration, as well as allocation of human resources, facilities and information technology.

The decrease, in absolute dollars and as a percentage of revenues, in General and Administrative expenses during 2005, as compared to 2004, was due primarily to significant one-time related costs that occurred in 2004. These included legal costs incurred in the first quarter of 2004 associated with the acquisition of the copyrights to the “S” programming language from Lucent Technologies Inc. and unusual audit and audit-related costs incurred in the second quarter of 2004. The comparative effect of the absence of these costs in 2005 was partially diminished by increases in personnel and consulting costs incurred during 2005 in ongoing efforts to improve our processes, controls, and scalability. The decline of general and administrative expenses as a percentage of revenues during 2005, as compared to 2004, was due primarily to increased revenues during 2005, as compared to 2004.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income, net

Other income, net, consists of the following (in thousands):

	Twelve Months Ended December 31,		Percent Increase (Decrease)
	2005	2004
Interest income	$270	$102	164.5%
Interest expense	(11)	(35)	(67.5)%
Foreign exchange transaction gain (loss)	(178)	371	(148.0)%
Other	9	3	367.0%

Total other income, net	$90	$441	79.0%

Interest income

The increase in interest income during 2005, as compared to 2004, is a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher yielding instruments.

Interest expense

The decrease in interest expense during 2005, as compared to 2004, is due to the continual pay-down of our equipment loan with Silicon Valley Bank, which balance as of December 31, 2005 totaled approximately $32,000.

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

The effect of currency exchange rates during 2005, as compared to 2004, changed from a gain position to a loss position, of which 2005 losses occurred primarily in the first quarter of 2005. This change was primarily due to a strengthening in the first quarter of 2005 of the U.S. dollar rate on U.S. dollar denominated intercompany amounts, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future. During the remainder of 2005, we reduced our intercompany balances due from, and cash held by, our international subsidiaries, thereby making us less susceptible to exchange rate fluctuations. This, along with favorable changes in foreign currency exchange rates, aided in a reduction of Foreign exchange transaction losses from $116,000 in the first quarter of 2005 to a loss of $15,000 the fourth quarter of 2005.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, and changes in our valuation allowance estimates. The effective tax rates on income in 2005 and 2004 were 1.7% and (4.8%), respectively. We recorded an income tax expense (benefit) of $35,000 and ($94,000) in the years ended 2005 and 2004, respectively.

As of December 31, 2005, the Company had federal net operating loss carryforwards in the amount of $18.6 million, which expire in the years 2009 to 2022, and state net operating loss carryforwards in the amount of $1.0 million, which expire in the years 2009 to 2022. In addition, the Company had tax credit carryforwards as of December 31, 2005 in the amount of $2.4 million, which expire in the years 2006 to 2022. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

As of December 31, 2005 the Company had foreign net operating loss carryforwards in the amount of $1.6 million, which have no expiration date, and $1.5 million, which expire in the years 2009 to 2011.

Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits, also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.

Due to the uncertainty of our ability to utilize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. In the future, we will continue to evaluate the need for, and the amount of, any valuation allowance on deferred tax assets based on whether the facts and circumstances at the time indicate it is more likely than not that a portion or all of the deferred tax assets will ultimately be realized. The net (decrease) and increase in the valuation allowance during the years ended December 31, 2005 and 2004 was ($0.8 million) and $0.3 million, respectively.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased from $9.7 million at December 31, 2004 to $9.9 million at December 31, 2005. Our working capital increased from $4.8 million at December 31, 2004 to $7.4 million at December 31, 2005.

We generated $1.4 million in cash from operating activities for 2005 compared to $2.7 million generated from operating activities in 2004. The decrease in operating cash inflows primarily relates to investment of approximately $0.7 million of cash in short-term investments, as well as increases in accounts receivable, partially offset by increases in other net working capital components, other than cash and accounts receivable.

The difference between our net income and our operating cash inflows is attributable to non-cash expenses included in net income, and changes in operating assets and liabilities, as presented below (in thousands):

	Year ended December 31,
	2005	2004
Net income	$1,982	$2,071
Add: non-cash expenses	1,156	1,390
Deduct: changes in operating assets and liabilities	(1,692)	(736)

Net cash provided by operating activities	$1,446	$2,725

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $2.1 million for 2005 compared to $1.9 million for 2004. The increase in cash outflows from investing activities primarily relates to the investment of approximately $0.7 million of cash in short-term investments.

Financing activities resulted in net cash inflows of $0.2 million for 2005 compared to $1.8 for 2004. The decrease in cash inflows from financing activities relates to a reduction in 2005, compared to 2004, in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan.

In March 2005, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 25, 2006. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At December 31, 2005, the prime rate was 6.75%, and no amounts had been borrowed under the line of credit facility.

In March 2006, we renewed our credit facility for another year with Silicon Valley Bank on substantially the same terms as the prior credit line and term loan agreement

At December 31, 2005, we also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by the underlying assets. We borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was approximately $32,000 at December 31, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of December 31, 2005.

At December 31, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $9.2 million, $0.7 million in short-term investments, and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for the foreseeable future, so long as we continue maintain positive operating cash flows. However, we intend to make significant investments in our data analysis and text analysis products in the next twelve months. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all.

Commitments

As of December 31, 2005, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	2006	2007	2008	2009	2010	Total
Operating lease obligations	$630	$465	$69	$63	$5	$1,232
Equipment term loan	32	—	—	—	—	32

Total	$662	$465	$69	$63	$5	$1,264

Off- Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against certain claims made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Item 7.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Insightful Corporation

We have audited the accompanying consolidated balance sheets of Insightful Corporation (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

March 27, 2006

Seattle, Washington

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,185	$9,650
Trade accounts receivable, net of allowance for returns and doubtful accounts of $262 and $292 at December 31, 2005 and 2004, respectively	5,666	4,157
Short-term investments – available for sale	724	—
Other receivables	364	501
Prepaid expenses and other current assets	636	453

Total current assets	16,575	14,761
Property and equipment, net	1,212	966
Purchased technology, net	637	1,226
Goodwill	800	800
Other assets	45	60

Total assets	$19,269	$17,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32	$129
Accounts payable	701	1,644
Accrued payroll-related liabilities	1,666	1,358
Accrued expenses and other current liabilities	513	554
Deferred revenue	6,271	6,318

Total current liabilities	9,183	10,003
Long-term debt, less current portion	—	32
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	—	—
Common stock, $0.01 par value–
Authorized–30,000,000 shares
Issued and outstanding–12,543,097 and 12,393,950, shares at December 31, 2005 and December 31, 2004, respectively	125	124
Additional paid-in capital	36,610	36,329
Accumulated deficit	(26,401)	(28,383)
Other accumulated comprehensive loss-cumulative translation adjustment	(248)	(292)

Total stockholders’ equity	10,086	7,778

Total liabilities and stockholders’ equity	$19,269	$17,813

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended Dec. 31
	2005	2004
Revenues:
Software licenses	$10,467	$8,690
Software maintenance	6,660	6,530
Professional services and other	5,210	3,679

Total revenues	22,337	18,899

Cost of revenues:
Software related	1,851	1,770
Professional services and other	2,971	2,312

Total cost of revenues	4,822	4,082

Gross profit	17,515	14,817

Operating expenses:
Sales and marketing	8,252	6,791
Research and development	5,566	5,240
Less–Funded research	(2,228)	(2,949)

Research and development, net	3,338	2,291
General and administrative	3,998	4,199

Total operating expenses	15,588	13,281

Income from operations	1,927	1,536
Other income, net	90	441

Income before income taxes	2,017	1,977
Income tax benefit (expense)	(35)	94

Net income	$1,982	$2,071

Net income per share:
Basic	$0.16	$0.17

Diluted	$0.15	$0.16

Weighted average common shares outstanding	12,467	12,147

Weighted average common shares assuming dilution	13,121	12,797

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Translation Adjustment	Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2003	11,474	$115	$34,319	$(30,454)	$(123)	$3,857	—
Stock option exercises and employee stock purchase plan issuances of common stock	920	9	1,942	—	—	1,951	—
Tax benefit of stock option exercises	—	—	35	—	—	35	—
Stock-based compensation	—	—	33	—	—	33	—
Net income	—	—	—	2,071	—	2,071	2,071
Translation adjustment	—	—	—	—	(169)	(169)	(169)

Comprehensive loss	—	—	—	—	—	—	1,902

Balance, December 31, 2004	12,394	124	36,329	(28,383)	(292)	7,778
Stock option exercises and employee stock purchase plan issuances of common Stock	149	1	281	—	—	282	—
Net income	—	—	—	1,982	—	1,982	1,982
Translation adjustment	—	—	—	—	44	44	44

Comprehensive loss	—	—	—	—	—	—	2,026

Balance, December 31, 2005	12,543	$125	$36,610	$(26,401)	$(248)	$10,086

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004
Operating activities:
Net income	$1,982	$2,071
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization charges	1,156	1,357
Stock-based compensation	—	33
Changes in operating assets and liabilities:
Trade and other receivables	(1,648)	(577)
Prepaid expenses and other assets	(188)	(26)
Accounts payable	(410)	209
Accrued payroll-related liabilities and other accrued expenses	345	(865)
Deferred revenue	209	523

Net cash provided by operating activities	1,446	2,725

Investing activities:
Payments made for purchases of Short-term investments	(850)	—
Proceeds from sales of Short-term investments	126	—
Payments made for purchases of property and equipment	(844)	(651)
Payments made for purchases of technology and patents	(500)	(1,265)

Net cash used in investing activities	(2,068)	(1,916)

Financing activities:
Repayments of long-term debt	(129)	(129)
Proceeds from exercise of stock options and employee stock purchase plan	282	1,951

Net cash provided by financing activities	153	1,822

Effect of exchange rate changes on cash and cash equivalents	4	(120)
Net (decrease) increase in cash and cash equivalents	(465)	2,511

Cash and cash equivalents, beginning of year	9,650	7,139

Cash and cash equivalents, end of year	$9,185	$9,650

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7	$30
Income tax payments (refund)	$12	$(62)
Supplemental disclosure of cash flow information—portion of purchased technology financed through accounts payable	—	$500

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(1)	DESCRIPTION OF BUSINESS

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

Insightful’s products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various verticalized toolkits such as ArrayAnalyzer®, and FinMetrics®. Insightful’s consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Insightful’s customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions.

Headquartered in Seattle, Washington, Insightful also has offices in North Carolina, France, Switzerland, and the United Kingdom, with distributors around the world.

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

Software license revenues consist principally of fees generated from granting rights to use the Company’s software products under perpetual and fixed-term license agreements. The Company also refers to fixed-term license agreements as subscription-based license agreements.

Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements if sold in a bundled arrangement. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before separate introduction into the marketplace.

Revenues from fixed-term licenses are recognized on a straight-line basis over the license term if all other aspects of SOP 97-2 are satisfied.

Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

value, as determined by vendor specific objective evidence, of the undelivered non-essential elements is deferred and subsequently recognized when earned.

Insightful has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as InFact, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

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

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company records deferred compensation costs related to its employee stock options when the market price of the underlying stock on the date of grant exceeds the exercise price of the stock option on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. The Company did not grant

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during any period presented.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (collectively referred to as “SFAS 123”). If the Company followed the fair value approach, the Company would record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

The Company adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will use the modified prospective method. The adoption is expected to result in the recognition of stock-based compensation expense in 2006 of $0.5 to $0.6 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of the Company’s stock price, the related Black-Scholes fair value and the timing and quantities of future grants.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

As required by SFAS 123, summarized below are the pro forma effects on net income and net income per share, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Year Ended December 31,
	2005	2004 (Restated)
Net income, as reported	$1,982	$2,071
Employee stock-based compensation, as reported	—	33
Less: Employee stock-based compensation determined under the fair value method	$(861)	$(958)

Pro forma net income	$1,121	$1,146

Net income per share, as reported
Basic	$0.16	$0.17
Diluted	$0.15	$0.16
Pro forma basic and diluted net income per share	$0.09	$0.09

Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in the Company’s 2004 stock option disclosures. These errors resulted in an overstatement of pro forma stock-based compensation disclosed in prior periods. The most significant of the errors related to the use of inappropriate stock prices in 2002 and 2003 in the calculation of the volatility assumption used in the Black-Scholes pricing model, resulting in an overstatement of the volatility variable. This resulted in an overstatement of stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation reported for the year ended December 31, 2004 by $0.3 million.

Reconciliation of 2004 Pro forma stock-based compensation amounts disclosed in the December 31, 2004 financial statement footnotes to the amounts disclosed as of December 31, 2005:

	Pro forma	Pro forma
	Stock-based compensation (In thousands):	Basic and diluted Net income Per share:
As previously reported	$1,257	$0.07
Accounting adjustments resulting from volatility changes	$(299)	$0.02

As currently reported	$958	$0.09

The weighted average fair value of employee stock options granted in 2005 and 2004 was $1.90 and $1.73, respectively. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	3.97%	3.50%
Expected dividend yield	None	None
Expected life	4.75 years	5.00 years
Expected volatility	84.5%	84.0%

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

These assumptions and weighted average fair values reflect the correction of the errors discussed above.

Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued.

(d)	Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. Cash equivalents as of December 31, 2005 and 2004 included in Cash and Cash Equivalents amounts to $9.2 million and $9.7 million, respectively.

(e)	Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, they are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Additionally, marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, and those having maturities greater than 90 days are classified as short-term investments. As of December 31, 2005, the company’s total marketable securities were $6.6 million, of which $0.7 million were classified as short-term investments. As of December 31, 2005, all marketable securities had a maturity of less than one year.

Of the total $6.6 million in marketable securities, $3.0 million were corporate debt securities, 1.0 million were government and agency obligations, and $2.6 million were money market funds. As of December 31, 2005 there were no realized or unrealized gains or losses on these investments.

Throughout 2005, the company received total gross proceeds of $15.2 million from the sale and maturities of marketable securities, of which $13.6 million relates to corporate debt securities, and $1.6 million relates to government and agency obligations.

(f)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of CDs and user manuals.

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(h)	Research and Development

Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold,

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Leased or Otherwise Marketed. During the years ended December 31, 2005, and 2004, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date, were not material.

(i)	Funded Research

Insightful has a funded research group that receives funding from U.S. federal agencies for research work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual signal and image data. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed, and / or the fees become billable. Because the grants received are generally aligned with the company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funding received under these grants is subject to audits for several years after the funding is received, and, depending on the results of those audits, the Company could be obligated to repay a portion of the funding. A liability for such potential repayment has not been recorded as the Company considers it neither probable nor reasonably estimable.

(j)	Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The aggregate transaction (loss) and gain was approximately $(0.2) million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

(k)	Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangibles are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

Insightful performs an annual goodwill impairment test, with additional tests performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under the test, if the carrying amount of a reporting unit that includes goodwill exceeds the fair

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

(l)	Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. As of December 31, 2005, the Company’s Purchased Technology meets this classification and is being amortized to expense over 3 years.

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

(n)	Financial Instruments

At December 31, 2005, Insightful had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, and equipment financing debt. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

(o)	Taxes

The Company follows the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of SFAS No. 5 Accounting for Contingencies. Under

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

these rules, certain assumptions are made which represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company is required to estimate its potential tax obligations and claims in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. Significant judgment is required in evaluating its tax positions and in determining its provision for income taxes and accruals for income and other tax exposures. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, the Company establishes accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals would be established when, despite the Company’s belief that its tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These accruals would be adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. The Company has established a valuation allowance to reduce deferred tax assets as the Company believes it is not more likely than not that it will generate sufficient taxable income to allow for the realization of its deferred net tax assets in the foreseeable future. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that the Company considers appropriate, as well as the related interest expense. In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from the Company’s estimates. Any changes in circumstances related to these contingencies could have a material effect on the Company’s financial condition, results of operations and cash flows.

(p)	Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005 and are required to be adopted by the Company in the second quarter of fiscal 2006. Although the Company will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, the Company does not currently believe adoption will have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and SFAS Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not currently believe adoption will have a material impact on its results of operations or financial position.

(3)	GOODWILL AND OTHER INTANGIBLES

Insightful currently distinguishes three reporting units that have goodwill, as follows: US Data Analysis, Insightful United Kingdom, and Insightful Switzerland. The results of the Company’s annual goodwill impairment tests, which it performed as of October 1, 2005 and 2004 indicated no goodwill impairment.

Purchased Technology

In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to software related cost of revenues over a 3-year estimated life. The Company recognized $588,000 and $539,000 in amortization expense related to this technology during 2005 and 2004, respectively. This technology is scheduled to be fully amortized by January 31, 2007 with corresponding amortization estimated to be $588,000 and $49,000 for 2006 and 2007, respectively.

Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 and the remaining $0.5 million was paid in the first quarter of 2005.

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

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In March 2006, we renewed our credit facility for another year with Silicon Valley Bank on substantially the same terms as the prior credit line and term loan agreement.

At December 31, 2005, the Company also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by underlying assets. The Company borrowed $450,000 under this facility in 2002 and the remaining outstanding balance was approximately $32,000 at December 31, 2005. This loan bears interest at the prime rate plus 1% and is being repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of December 31, 2005.

Future maturities of debt as of December 31, 2005 are $32,000, all of which is scheduled to be paid by March 31, 2006.

(5)	EARNINGS PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Year Ended December 31,
	2005	2004
Shares used in basic net income per share calculation	12,467	12,147
Effect of dilutive potential common shares resulting from stock options	654	650

Shares used in diluted net income per share calculation	13,121	12,797

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

	Year Ended December 31,
	2005	2004
Stock options and warrants excluded from the computation of diluted net income per share	400	490

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(6)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $32,000 and $27,000 for the years ended December 2005, and 2004, respectively.

(7)	CONCENTRATION OF CREDIT RISK

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that are subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Insightful maintains a significant portion of its cash balances with two financial institutions and in amounts that exceed federally insured levels.

The Company’s accounts receivable and customer base are dispersed across many different geographic areas throughout North America and internationally and consist of companies in a variety of industries. The Company generally assesses each new customer’s financial condition and does so through various methods such as a review of the customer’s current financial statements and or credit reports. For existing customers, prior payment history is generally relied upon to evaluate the probability of collection and credit worthiness of the customer. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

Only one customer accounted for 10% or more of the company’s total consolidated accounts receivable balance as December 31, 2005, which percentage equaled to approximately 18%.

No customer accounted for 10% or more of revenues during 2005 or 2004.

(8)	BUSINESS RESTRUCTURING

On September 30, 2003, Shawn Javid, President and Chief Executive Officer, resigned from the Company. Termination benefits associated with the resignation of Mr. Javid were included in restructuring expenses recorded in 2003.

Payments on these termination benefits were made in 2005 and 2004 in the amounts of $112,000 and $247,000, respectively. As of December 31, 2005, no termination benefits remained to be paid. No additional expenses are expected to be incurred in connection with the 2003 restructuring or Mr. Javid’s termination.

(9)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$4,885	$4,667
Furniture and fixtures	574	562
Leasehold improvements	219	218
Less—Accumulated depreciation and amortization	(4,466)	(4,481)

Total property and equipment, net	$1,212	$966

Depreciation expense on fixed assets was approximately $0.6 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(10)	INCOME TAXES

Income (loss) before taxes by income tax jurisdiction consisted of the following (in thousands):

	Year ended December 31,
	2005	2004
United States	$2,210	$1,765
Foreign	(193)	212

Total	$2,017	$1,977

The provisions for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2005	2004
Current tax (benefit) expense:
Federal	$30	$9
State	20	22
Foreign	(15)	(125)

Total current tax (benefit) expense	35	(94)

Deferred tax expense (benefit) was zero for the years ended December 31, 2005 and 2004.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2004
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net	1.9	1.1
Foreign tax provision	(2.3)	(10.6)
Other permanent items	0.2	0.7
Research credit	4.2	—
Other	3.9	(2.7)
Valuation allowance	(40.2)	(27.3)

	1.7%	(4.8)%

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are also recorded for future tax benefit of net operating losses and tax credit carryforwards. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2004
Net operating loss carryforwards	$7,225	$7,831
Property, plant, and equipment	257	296
Accrued liabilities and reserves	235	282
Tax credit carryforwards	2,351	2,447
Other	13	11

Net deferred tax asset	10,081	10,867
Less: Valuation allowance	(10,081)	(10,867)

Net deferred tax asset	$—	$—

A valuation allowance in the full amount of the net deferred tax asset balance has been established as there is sufficient uncertainty regarding the ability to realize the full amount of the deferred tax asset in the future. The (decrease) and increase in the valuation allowance during the years ended December 31, 2005 and 2004, was ($0.8 million) and $0.3 million, respectively.

As of December 31, 2005, the company has federal and state net operating loss carryforwards approximating $18.6 million, and $1.0 million, respectively, all of which expire in the years 2009 to 2022. Also as of December 31, 2005, the company has tax credit carryforwards approximating $2.4 million, which expire in the years 2006 to 2022. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company. Additionally, as of December 31, 2005, the Company has foreign net operating loss carryforwards approximating $1.6 million, which have no expiration date, and $1.5 million, which expire in the years 2009 to 2011.

The tax benefit for stock option deductions in excess of financial reporting deductions must be recognized as a credit to additional paid-in capital. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to stock option deductions will be credited to additional paid-in capital. As of December 31, 2005, approximately $4.4 million of the federal net operating loss carryforwards relates to stock option deductions.

(11)	COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company’s contractual commitments associated with operating leases, primarily for its office space in Seattle, Washington, and other domestic and international locations, as well as equipment leases and financing are as follows (in thousands):

	2006	2007	2008	2009	2010	Total
Operating lease obligations	$630	$465	$69	$63	$5	$1,232
Equipment term loan	32	—	—	—	—	32

Total	$662	$465	$69	$63	$5	$1,264

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Rent expense under the Company’s operating leases was approximately $737,000 and $781,000 for the years ended December 31, 2005 and 2004, respectively.

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2005 and 2004 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

(12)	STOCKHOLDERS’ EQUITY

(a)	Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the 2001 Plan), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful’s stock to eligible employees and others, as defined.

In 2002, the stockholders approved an amendment to the 2001 Plan that allows for the automatic increase in the number of shares reserved for issuance of stock options under this plan on the first day of each fiscal year by the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal period, or (c) an amount determined by the board of directors. The options typically vest over a four-year period. At December 31, 2005, 785,000 options were available for future grant under the 2001 Plan.

The Company has a 2001 Non-Employee Director Stock Option Plan (the 2001 Directors’ Plan) under which its non-employee directors receive annual grants to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at or above fair market value at the time of grant. These options are exercisable upon grant. At December 31, 2005, 731,000 options were available for future grant under the 2001 Directors’ Plan.

The Company also has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful can be granted nonqualified options to purchase stock. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At December 31, 2005, 176,000 options were available for future grant under the 1996 Non-Officer Plan.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table summarizes stock option activity for all of stock option plans during 2005 and 2004:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of period	2,674,000	$2.24	2,562,000	$2.18
Granted	563,000	$2.82	1,521,000	$2.54
Exercised	(82,000)	$1.59	(908,000)	$2.13
Cancelled	(235,000)	$3.49	(501,000)	$3.06

Balance at end of period	2,920,000	$2.27	2,674,000	$2.24

Exercisable at end of period	1,555,000	$2.21	1,104,000	$2.53
Shares of common stock available for grant	1,692,000

The weighted average fair value of employee stock options granted in 2005 and 2004 was $1.90 and $1.73, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.97 - 1.66	611,000	7.30	$1.29	393,000	$1.21
$1.75 - 2.20	658,000	7.12	1.96	354,000	1.92
$2.22 - 2.43	616,000	7.58	2.40	350,000	2.38
$2.49 - 2.76	626,000	8.41	2.67	214,000	2.62
$3.90 - 4.44	409,000	7.36	3.41	244,000	3.58

$0.97 - 4.44	2,920,000	7.56	$2.27	1,555,000	$2.21

(b)	Employee Stock Purchase Plan

Insightful has an employee stock purchase plan (ESPP) that allows eligible employees to purchase Insightful common stock at the lesser of 85% of fair value on certain prescribed dates as defined in the ESPP, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2005, and 2004, 67,000, and 11,000 shares were issued under the ESPP, respectively. As of December 31, 2005, 336,000 shares remain available for future purchase.

(c)	Warrants

In conjunction with the 2001 acquisition of a data analysis consulting business from Waratah Corporation, warrants to purchase 20,000 shares of common stock at an exercise price of $2.90 were issued. The warrants expire on July 13, 2006 and were valued at $41,000 based on the Black-Scholes model.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(d)	Common Shares Reserved

At December 31, 2005 common stock reserved for future issuance was as follows:

Outstanding stock options	2,920,000
Stock options available for grant	1,692,000
ESPP	336,000
Warrants to purchase common stock	20,000

Total	4,968,000

(13)	OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005, comprehensive income consists entirely of foreign currency translation adjustments, and no unrealized gains or losses on short-term investments in marketable securities. Total comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2005	2004
Net income	$1,982	$2,071
Change in cumulative translation adjustment	44	(169)

Comprehensive income	$2,026	$1,902

(14)	401(K) RETIREMENT PLAN

The Company sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. The Company matches employees’ contributions at the discretion of its management. The company made contributions of $17,952 and zero during 2005, and 2004, respectively.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(15)	SEGMENT AND GEOGRAPHIC INFORMATION.

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Business segment information includes the segments of North American Data Analysis, International Data Analysis and Text Analysis. For the years ended December 31, 2005 and 2004, the Company measured segment performance based on their revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	North American Data Analysis	International Data Analysis	Text Analysis	Total
2005
Revenues	$12,545	$8,214	$1,578	$22,337
Contribution Margin	6,086	2,605	282	8,973
Unallocated Costs and Expenses				(7,046)

Operating Income				$1,927

2004
Revenues	$11,470	$6,480	$949	$18,899
Contribution Margin	5,927	2,336	(60)	8,203
Unallocated Costs and Expenses				(6,667)

Operating Income				$1,536

The Company reports consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

	United States	Foreign	Total
Year Ended December 31, 2005
Revenue	$14,123	$8,214	$22,337
Long-lived assets	3,265	781	4,046
Total Net Assets	7,894	2,193	10,087

Year Ended December 31, 2004
Revenue	$12,419	$6,480	$18,899
Long-lived assets	2,190	862	3,052
Total Net Assets	4,234	3,544	7,778

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(16)	UNAUDITED QUARTERLY DATA

	Q1	Q2	Q3	Q4
For the year 2005
Revenue	$5,258	$5,110	$5,408	$6,562
Gross profit	4,092	4,000	4,128	5,296
Net income	334	334	311	1,003
Basic net income per share	$0.03	$0.03	$0.02	$0.08
Diluted net income per share	$0.03	$0.03	$0.02	$0.08

For the year 2004
Revenue	$4,335	$4,477	$4,769	$5,318
Gross profit	3,382	3,457	3,853	4,125
Net income	225	300	609	937
Basic net income per share	$0.02	$0.02	$0.05	$0.08
Diluted net income per share	$0.02	$0.02	$0.05	$0.07

Due to rounding effects, the sum of certain quarterly data may not equal the corresponding yearly amounts disclosed elsewhere.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.	Controls And Procedures.

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the name and age of each director and executive officer, the positions currently held by each director and executive officer, the year each director’s term will expire, the class of each director, and the period during which each director has served.

Name	Age	Positions Held	Term Expires	Class of Director	Director Since
Paul N. Bialek	46	Director	2006	I	2004
Sachin Chawla	46	Director	2006	I	2004
Jeffrey E. Coombs	48	Director, President and Chief Executive Officer	2007	II	2004
Samuel R. Meshberg	57	Chairman of the Board of Directors	2007	II	2001
Mark C. Ozur	50	Director	2008	III	2001
Richard P. Barber	37	Chief Financial Officer and Treasurer	—	—	—

Paul N. Bialek. Mr. Bialek was appointed as a director of Insightful on April 29, 2004. Mr. Bialek is a General Partner with Frazier Technology Ventures, a Seattle-based venture capital firm. Mr. Bialek was previously an independent consultant, and in that capacity served as the interim Chief Executive Officer of Telsym, a voice over IP software company, from November 2003 through June 2004, and as Chief Financial Officer of Revenue Science, Inc, a data analysis software company, from September 2002 through June 2003. From 1998 through 2001, Mr. Bialek was CFO and Senior Vice President Finance and Administration for RealNetworks Inc., a publicly traded Internet media company. Prior to joining RealNetworks in 1998, he was CFO for Metapath Software Corporation, a venture stage software company with products for the wireless telecommunications industry. From 1993 to 1997, he was CFO for Edmark Corporation, a Nasdaq listed multimedia software company, which was acquired by IBM in late 1996. Mr. Bialek started his career at KPMG Peat Marwick, where he was employed in a variety of positions for 11 years with responsibilities for serving private and public technology companies. Mr. Bialek has a degree in business administration from Seattle

University and is a Certified Public Accountant. He currently serves on the boards of several private companies and on the advisory board for Seattle University’s accounting program.

Sachin Chawla. Mr. Chawla was appointed as a director of Insightful on April 29, 2004. Mr. Chawla is currently Vice President of Engineering at GoldenGate Software, Inc., a provider of transactional data management solutions. From 2002 to 2006, Mr. Chawla was Vice President of the Data Integration Division for Business Objects, and prior to that was co-founder and CEO of Acta Technology, a data integration provider that was acquired by Business Objects in 2002. Prior to Acta, Mr. Chawla spent five years with Sybase Corporation where he spearheaded the development of Replication Server, Sybase’s distributed, heterogeneous data replication product. Mr. Chawla holds a bachelor of science in electrical engineering from the University of California Berkley and a masters of science in computer science from Stanford University.

Jeffrey E. Coombs. Mr. Coombs joined Insightful in January 2003 as Senior Vice President & General Manager of Insightful’s Text Analysis (InFact) business and was appointed as interim Chief Executive Officer in October 2003. He was named President and Chief Executive Officer in April 2004 and was appointed to the Board of Directors at that time. Prior to joining Insightful, Mr. Coombs served as VP of Marketing and Market Development for Acta Technology, a data integration company acquired by Business Objects in 2002. Prior to Acta, Mr. Coombs served as Group Director of Worldwide Partner Alliances & Strategic Marketing for Business Objects from 1994-1997, and held assorted Director level positions in Marketing, Channels, and Partnerships for Informix from 1989-1994. Previously, Mr. Coombs worked for Apollo Computer and Apple Computer. Mr. Coombs holds an MBA from Harvard and a B.A. from Williams College.

Samuel R. Meshberg. Mr. Meshberg has been a director of Insightful since February 2001. From 1984 to 2003, Mr. Meshberg served as President of Financial Management Investment Services, Inc., a private investment company. From 1982 to 1999, Mr. Meshberg served as President of Philson, Inc., an anodizing company, and served as Chief Financial Officer of Emson Research, Inc., a packaging company, from 1990 to 1999. Philson and Emson were acquired by AptarGroup, Inc., a packaging company, in February 1999.

Mark C. Ozur. Mr. Ozur has been a director of Insightful since February 2001. Since October 2004, Mr. Ozur has been the Chief Executive Officer of PredictableIT, a provider of hosted IT desktop solutions, which he co-founded. Mr. Ozur was the Chief Technical Officer of edge2net, Inc., a global provider of international telecommunications services, from June 2000 to October 2001, and President and Chief Executive Officer of PulsePoint Communications, Inc., a telecommunications enhanced services company, from January 1995 through August 1999. From December 1990 to December 1992, he was Vice President, Engineering for Precision Visuals, Inc., a visualization software company.

Richard P. Barber. Mr. Barber joined Insightful as Chief Financial Officer in July 2004. From August 2003 until he joined us, Mr. Barber was an independent financial consultant to high –technology companies. From January 2001 to August 2003, he was Chief Financial Officer of Fullplay Media Systems, a hardware and software company. From 1991 to 2000, Mr. Barber held various positions at KPMG LLP, most recently as a senior manager in the assurance department. Mr. Barber holds a B.S. in business administration and accounting from Gonzaga University and is a Certified Public Accountant and Certified Management Accountant.

Compensation of Directors

Non-employee directors receive $5,000 per calendar quarter for attending board and committee meetings, provided that they attend a minimum of 75% of the regular and special meetings of the Board and of any committees of which they are members. Members of the Audit Committee receive an additional $1,875 each calendar quarter, and members of the Compensation Committee receive an additional $625 each quarter. The chairman of the Board of Directors, the chairman of the Compensation Committee and the chairman of the Audit Committee receive an additional $625 per calendar quarter for serving in such positions. In addition, each non-employee director receives $2,000 for each special meeting of the board of directors he or she attends in person and $500 for each special meeting of the board of directors he or she attends by telephone.

Each non-employee director is entitled to participate in our Amended & Restated 2001 Non-Employee Director Stock Option Plan, or 2001 Director Plan. The 2001 Director Plan authorizes the grant of stock options only to members of our board of directors who are neither our employees nor officers. Under the 2001 Director Plan, on each February 3, each non-employee director who has served on our board of directors for at least one year automatically receives an option to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. In addition, each non-employee director who has served for less than an entire year on February 3 automatically receives an option to purchase that number of shares of our common stock equal to the number of full months he or she has served as a director during the prior year, divided by 12 and multiplied by 20,000. In addition, each non-employee director first elected or appointed to our board of directors will receive automatically on the date of his or her election or appointment an option to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on such date.

Options granted under the 2001 Director Plan are fully vested on the date of grant.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with 3(a)(58)(A) of the Exchange Act, which is comprised of Messrs. Bialek, Chawla and Ozur. Each of which is (or was during his tenure) an “independent director” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The board of directors has determined that Mr. Bialek is an “audit committee financial expert,” as such term is defined in Item 401(e) of Regulation S–B promulgated by the SEC.

The Audit Committee is governed by a written charter, which may be amended by our board of directors at any time. The Audit Committee reviews with our independent registered public accounting firm the scope and timing of their audit services and any other services the independent auditors are asked to perform, the independent registered public accounting firm’s report regarding our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee has the ability to appoint and retain our independent registered public accounting firm, approve all audit, review and attest services to be provided by the independent registered public accounting firm and determine the compensation paid to the independent registered public accounting firm. The Audit Committee met nine times during the fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons that no forms were required for those persons, we believe that all filing requirements required by Section 16(a) during 2005 applicable to our officers, directors and greater-than-10% beneficial owners were met.

Code of Ethics

Our board of directors has approved a Code of Ethics, which applies to all of our employees, directors and officers. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. The Code of Ethics is available free of charge through our website at www.insightful.com. We intend to include on our website any amendment to, or waiver from, a provision of its Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-B promulgated by the SEC.

Item 10.	Executive Compensation.

The following table sets forth compensation earned by our Chief Executive Officer for the fiscal year ended December 31, 2005, and the other most highly compensated executive officer whose total salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2005, which persons shall be referred to as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation
		Salary	Bonus(1)	Other Compensation		Awards
						Securities Underlying Options/SARs (#)
Jeffrey Coombs	2005	$249,116	$130,087	$91,770	(4)	150,000
President and Chief Executive	2004	$225,000	$152,260	$34,965		425,000
Officer (2)	2003	$126,019	$58,841	$6,993		225,000

Richard P. Barber	2005	$212,482	$58,400	$825		—
Chief Financial Officer and	2004	$86,415	$27,783	—		125,000
Treasurer (3)	2003	—	—	—		—

(1)	Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(2)	Mr. Coombs was appointed interim Chief Executive Officer in October 2003 and became President and Chief Executive Officer in March 2004.
(3)	Mr. Barber joined Insightful in July 2004. His 2004 compensation reflects a partial year of service.
(4)	Includes $82,000 for reimbursement of relocation expenses in accordance with Mr. Coombs’ October 27, 2004 offer letter, described in Item 12 below.

Option Grants

The following table sets forth certain information with respect to stock options granted to each the Named Executive Officers in fiscal 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted		% of Total Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date
Jeffrey Coombs	150,000	(1)	31.1%	$2.63	3/5/2015
Richard Barber	—		—	—	—

(1)	One-fourth of the options vest and become exercisable on March 7, 2008, and an additional one-fourth vest and become exercisable every three months thereafter, with 100% vested and exercisable on December 5, 2008, as long as Mr. Coombs maintains a business relationship with us through such date.

During fiscal 2005, we granted options to purchase 482,500 shares of common stock under our stock option plans to our employees, including the Named Executive Officers, which number does not include options to purchase 80,000 shares of commons stock that we granted in 2005 to our non-employee directors. No stock appreciation rights were granted during 2005.

The following table sets forth certain information with respect to stock options granted to each of the individuals listed in the Summary Compensation Table in fiscal 2005.

Options Exercised in 2005 and Fiscal Year-End Option Values

The following table sets forth information about the value of the outstanding options held by the Named Executive officers as of December 31, 2005. The value of unexercised in-the-money options is based on the closing price of our commons stock on December 30, 2005, which was $2.68 per share, net of the option exercise price. No options were exercised by the Named Executive Officers in 2005.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey Coombs	343,812	473,438	$290,501	$198,047
Richard Barber	39,062	85,938	$39,843	$87,657

(1)	Value is based on the difference between the option exercise price and the fair market value as of December 31, 2005, which was $2.68 per share, multiplied by the number of shares underlying the option.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons in exchange for consideration in the form of services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,882,390	$2.35	1,515,681
Equity compensation plans not approved by security holders (2)	17,250	$1.17	175,750

Total	2,899,640	$2.35	1,691,431

(1)	Shares are issuable under our 1992 Stock Plan, 2001 Stock Option and Incentive Plan, as amended and restated, and 2001 Non-Employee Director Stock Option Plan, as amended and restated.
(2)	Shares issuable under our 1996 Non-Qualified, Non-Officer Stock Option Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 6, 2006, certain information regarding the beneficial ownership of (i) each person known by us to own beneficially 5% or more of our outstanding voting securities, based on publicly available information; (ii) each of our Named Executive Officers (iii) each of our directors; and (iv) all of our directors and executive officers as a group.

On March 6, 2006, we had 12,545,891 shares of common stock outstanding. To our knowledge, the beneficial owners listed below have sole voting and investment power with respect to the shares shown as beneficially owned. All information is as of March 6, 2006, except for information related to Mr. Springer, with respect to which the information in this table is as of January 7, 2005. Shares of common stock subject to options exercisable currently or within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The address for the persons listed below is c/o Insightful Corporation, 1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109, unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class
Samuel R. Meshberg and certain affiliates**(1)	2,490,191	19.66%
Stephen A. Springer and certain affiliates (2) c/o Target Capital Management 345 E. 57th St., Suite 8A New York, NY 10022	847,050	6.75%
Jeffrey Coombs (3)	425,062	3.28%
Mark C. Ozur (3)	122,000	*
Richard P. Barber (3)	54,687	*
Paul N. Bialek (3)	55,000	*
Sachin Chawla (3)	55,000	*
All directors and executive officers as a group (6 persons)	4,048,990	30.27%

*	Less than 1%
(1)	Mr. Meshberg has sole voting and dispositive power with respect to 2,059,020 shares of common stock, including 120,000 shares subject to options exercisable on or within 60 days of March 6, 2006. In addition, Mr. Meshberg may be deemed to share voting and dispositive power with respect to 431,171 shares of which 410,171 shares, 388,921 shares are held by family trusts of which Mr. Meshberg is a beneficiary and/or co-trustee. Mr. Meshberg also may be deemed to share beneficial ownership with respect to 37,188 shares held by trusts of which he serves as co-trustee for the benefit of his children, and with respect to 5,062 shares owned by a limited liability company, of which Mr. Meshberg controls the voting power.
(2)	The information in this table for Stephen A. Springer and certain affiliates, or Springer, is based solely on a Schedule 13D/A filed by Springer with the SEC regarding Springer’s beneficial ownership of our common stock as of January 27, 2005.
(3)	Represents shares subject to options exercisable on or within 60 days of March 6, 2006.

Item 12.	Certain Relationships and Related Transactions.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On October 27, 2004, we entered into an employment agreement regarding termination, or Coombs Severance Agreement, with Jeffrey E. Coombs, our Chief Executive Officer. The Coombs Severance Agreement provides that, in the event Mr. Coombs is terminated without cause, we will pay Mr. Coombs severance equal to 18 months’ salary based on the rate in effect as of the date of termination and Mr. Coombs will have nine months from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination. In addition, the Coombs Severance Agreement provides that, upon a change in control, we will accelerate the vesting of 50% of Mr. Coombs’ unvested and unexpired stock options. The Coombs

Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Coombs is terminated without cause three months prior to, or within the 12 months following, a change in control. In such event, we will pay severance equal to 18 months of salary based on the rate in effect as of the date of termination, and accelerate the vesting of all of Mr. Coombs’ unvested and unexpired stock options. Mr. Coombs will have nine months from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

On October 27, 2004, in connection with the Coombs Severance Agreement, we also executed an offer letter to Mr. Coombs that provides for base annual compensation of $225,000 plus additional at-plan annual cash incentives of $120,000, a minimum annual compensation increase of 5%, a monthly local living expense allowance of $2,300 through April 2005, and reimbursement for actual relocation expenses incurred by Mr. Coombs if he moved to Seattle, Washington by December 31, 2005.

On July 26, 2004, we entered into an employment agreement regarding termination, or Barber Severance Agreement, with Richard P. Barber, our Chief Financial Officer. The Barber Severance Agreement provides that, in the event Mr. Barber is terminated without cause, we will pay Mr. Barber severance equal to six months of salary based on the rate in effect as of the date of termination, unless termination occurs within 12 months of the effective date of the Barber Severance Agreement, in which case we will pay Mr. Barber severance equal to 12 months of salary based on the rate in effect as of the date of termination. In addition, the Barber Severance Agreement provides for the acceleration of the vesting of 50% of any unvested, unexpired stock options in the event of a change in control, such acceleration to occur within six months after the change in control, provided Mr. Barber remains employed by the company on the date of acceleration. The Barber Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Barber is terminated without cause within three months prior to, or within the 12 months following, a change in control. In such event, we will pay severance equal to six months of salary based on the rate in effect as of the date of termination and accelerate the vesting of all of Mr. Barber’s unvested and unexpired stock options. Mr. Barber will have 90 days from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

Item 13.	Exhibits

(a)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3†	Certificate of Amendment of Certificate of Incorporation of the registrant, filed March 14, 2006.

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2	2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3	2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (P)

10.6*	Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (E)

10.7*	Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (F)

Exhibit Number	Description
10.8	Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (G)

10.9	License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (G)

10.10	Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (G)

10.11	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

10.12	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.13	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.14	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.15	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (M)

10.16	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (N)

10.17	Offer Letter, dated October 19, 2004 to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (N)

10.18	Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (O)

10.19†	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.

(H)	Not used.

(I)	Not used.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

(b)	Reports on Form 8-K

On November 1, 2005, we filed a current report on Form 8-K to announce our financial results for the third quarter ended September 30, 2005 and to announce the appointment of Ron Faith as Vice President and General Manager of InFact and the promotion of Giovanni Marchisio to Vice President of Engineering—Text Analysis and Search.

Item 14.	Principal Accountant Fees and Services.

During the previous two fiscal years ended December 31, 2005, the aggregate fees for accounting services billed to Insightful were as follows:

Audit Fees. The aggregate fees billed by Moss Adams LLP for professional services rendered for the audit of Insightful’s annual consolidated financial statements and services provided by them in connection with statutory and regulatory filings and or engagements was $230,940, and $231,389, for the fiscal years ended December 31, 2005, and 2004, respectively.

Audit-Related Fees. The aggregate fees billed by Moss Adams LLP for assurance and related services related to the performance of the audit or review of Insightful’s consolidated financial statements, not reported as audit fees, was $19,706, and $3,960 for the years ended December 31, 2005, and 2004, respectively.

Tax Fees. Moss Adams LLP did not bill us in 2005 for any professional services for tax compliance, tax advice and tax planning. The aggregate fees billed by Moss Adams LLP in 2004 for professional services rendered for tax compliance, tax advice and tax planning for the 2003 tax year were approximately $34,200.

All Other Fees. Moss Adams LLP did not bill us for any other professional services in 2005. Moss Adams LLP billed approximately $29,500 during the fiscal year ended December 31, 2004 for professional services rendered for miscellaneous 2003 tax-related advice.

The audit committee’s charter provides that the committee will meet and will pre-approve all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm. All fees billed by Moss Adams LLP in 2005 were pre-approved by the audit committee. The audit committee has considered the provision of these services to us by Moss Adams LLP and determined that such provision of services was compatible with maintaining auditor independence.

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
Richard Barber Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kenneth J. Moyle, Jr. and Richard Barber, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Coombs Jeffrey E. Coombs	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Richard Barber Richard Barber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Paul Bialek Paul Bialek	Director	March 30, 2006

/s/ Samuel R. Meshberg Samuel R. Meshberg	Chairman of the Board of Directors	March 30, 2006

/s/ Sachin Chawla Sachin Chawla	Director	March 30, 2006

/s/ Mark C. Ozur Mark C. Ozur	Director	March 30, 2006

/s/ Samuel R. Meshberg Samuel R. Meshberg	Chairman of the Board of Directors	March 30, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3†	Certificate of Amendment of Certificate of Incorporation of the registrant, filed March 14, 2006.

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (B)

10.2	2001 Stock Option and Incentive Plan, as amended and restated (Exhibit 10.1) (C)

10.3	2001 Non-Employee Director Stock Option Plan, as amended and restated (Exhibit 10.2) (C)

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (D)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (P)

10.6*	Software License Agreement, dated February 18, 1996, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.1) (E)

10.7*	Amendment to Software License Agreement, dated September 25, 1997, by and between the registrant and Lucent Technologies, Inc. (Exhibit 10.20) (F)

10.8	Intellectual Property Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.2) (G)

10.9	License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.4) (G)

10.10	Trademark License Agreement, dated as of January 23, 2001, by and between the registrant and MathSoft Engineering & Education, Inc. (Exhibit 2.8) (G)

10.11	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

10.12	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.13	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.14	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.15	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (M)

10.16	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (N)

Exhibit Number	Description

10.17	Offer Letter, dated October 19, 2004 to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (N)

10.18	Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (O)

10.19†	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank.

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (SEC File No. 0-20992), filed February 14, 1997.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (SEC File No. 0-20992), filed September 29, 1997.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 7, 2001.

(H)	Not used.

(I)	Not used.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333- 106580), filed June 27, 2003.

(b)	Reports on Form 8-K

On November 1, 2005, we filed a current report on Form 8-K to announce our financial results for the third quarter ended September 30, 2005 and to announce the appointment of Ron Faith as Vice President and General Manager of InFact and the promotion of Giovanni Marchisio to Vice President of Engineering — Text Analysis and Search.