Form 10QSB
period 2006-03-31
INSIGHTFUL CORP
filed 2006-05-15
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, was 12,549,603 as of May 1, 2006.

Transitional Small Business Disclosure Format (Check one) YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,755	$9,185
Trade accounts receivable, net	3,759	5,666
Short-term investments	392	724
Other receivables	309	364
Prepaid expenses and other current assets	587	636

Total current assets	15,802	16,575
Property and equipment, net	1,553	1,212
Purchased technology, net	490	637
Goodwill	800	800
Other assets	52	45

Total Assets	$18,697	$19,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$32
Accounts payable	874	701
Accrued payroll-related liabilities	1,248	1,666
Accrued expenses and other current liabilities	440	513
Deferred revenue	5,930	6,271

Total current liabilities	8,492	9,183
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value-
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value-
Authorized - 30,000,000 shares
Issued and outstanding - 12,548,691 and 12,543,097 shares at March 31, 2006 and December 31, 2005, respectively	125	125
Additional paid-in capital	36,784	36,610
Accumulated deficit	(26,444)	(26,401)
Other accumulated comprehensive loss	(260)	(248)

Total stockholders’ equity	10,205	10,086

Total liabilities and stockholders’ equity	$18,697	$19,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Software licenses	$2,424	$2,527
Software maintenance	1,811	1,609
Professional services and other	1,307	1,122

Total revenues	5,542	5,258

Cost of revenues:
Software related	458	404
Professional services and other (including stock based compensation expense of $5 and $0 during 2006 and 2005, respectively)	904	762

Total cost of revenues	1,362	1,166

Gross profit	4,180	4,092

Operating expenses:
Sales and marketing (including stock based compensation expense of $37 and $0 during 2006 and 2005, respectively)	2,156	1,865
Research and development (including stock based compensation expense of $23 and $0 during 2006 and 2005, respectively)	1,661	1,252
Less-Funded research	(579)	(526)

Research and development, net	1,082	726
General and administrative (including stock based compensation expense of $101 and $0 during 2006 and 2005, respectively)	1,089	1,074
Total operating expenses	4,327	3,665

Income (loss) from operations	(147)	427
Other income (expense), net	112	(74)

Income (loss) before income taxes	(35)	353
Income tax expense	8	19
Net income (loss)	$(43)	$334

Basic and diluted net income (loss) per share	$0.00	$0.03

Weighted average common shares outstanding	12,546	12,395
Weighted average common shares assuming dilution	12,546	12,933

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(43)	$334
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	261	306
Stock-based compensation expense	166	—
Changes in current assets and liabilities:
Trade and other accounts receivable	1,989	444
Prepaid expenses and other assets	44	(255)
Accounts payable	172	(247)
Accrued payroll-related liabilities and other accrued expenses	(499)	(64)
Deferred revenue	(360)	(13)

Net cash provided by operating activities	1,730	505

Investing activities:
Purchases of short-term investments	(392)	—
Proceeds from sales of short-term investments	723	—
Purchases of property and equipment	(453)	(110)
Payment made for purchase of technology	—	(500)

Net cash used in investing activities	(122)	(610)

Financing activities:
Payments on debt	(32)	(32)
Proceeds from exercise of stock options and employee stock purchase plan	8	52

Net cash provided by (used in) financing activities	(24)	20

Effect of exchange rate changes on cash and cash equivalents	(14)	(4)

Net increase (decrease) in cash and cash equivalents	1,570	(89)

Cash and cash equivalents, beginning of period	9,185	9,650

Cash and cash equivalents, end of period	$10,755	$9,561

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1	$4
Income taxes	$9	$8

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2006

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

Insightful’s products include S-PLUS® and S-PLUS Server, Insightful Miner™, InFact® and various toolkits for vertical market categories such as S+ArrayAnalyzer® for the life sciences sector, and S+FinMetrics® for the financial services sector. Insightful’s consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

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

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Insightful’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or future years.

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

Software license revenues consist principally of fees generated from granting rights to use Insightful’s software products under perpetual and fixed-term license agreements. The Company also refers to fixed-term license agreements as subscription-based license agreements.

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

Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value, as determined by VSOE, of the undelivered non-essential elements is deferred and subsequently recognized when earned.

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

(c) Stock-Based Compensation and Stockholders’ equity

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.2 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options and the employee stock purchase plan recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows (in thousands):

Cost of revenues	$5
Sales and marketing	37
Research and development, net	23
General and administrative	101

Stock-based compensation expense included in operating expenses	$166

The weighted average fair value of employee stock options granted in the three months ended March 31, 2006 and 2005 was $1.63 and $1.77, respectively.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to its adoption. The following table illustrates the pro forma effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had recognized compensation expense for all share-based payments to employees based on their fair values under the provisions of SFAS 123:

Three Months Ended March 31, 2005
Net income, as reported	$334
Employee stock-based compensation, as reported	—
Employee stock-based compensation determined under the fair value method (Restated)	191

Pro forma net income (Restated)	$143

Basic and diluted net income per share, as reported	$0.03
Pro forma basic and diluted net income per share (Restated)	$0.01

Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in the Company’s 2005 stock option disclosures. These errors resulted in an overstatement of pro forma stock-based compensation disclosed in periods prior to the fourth quarter of 2005. The errors related to improper amortization of Board of Director grants, as well as the use of inappropriate stock prices in 2002 and 2003 in the calculation of the volatility assumption used in the Black-Scholes pricing model that resulted in an overstatement of the volatility variable. This resulted in an overstatement of stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation reported for the three months ended March 31, 2005 by $0.3 million.

A reconciliation of pro forma stock-based compensation amounts reported for the three months ended March 31, 2005 in the March 31, 2005 financial statement footnotes to the restated amounts disclosed for the same period as of March 31, 2006 is as follows:

	Pro Forma	Pro Forma
	Stock-Based Compensation (In Thousands):	Basic and Diluted Net Income (Loss) Per Share:
As previously reported	$499	$(0.01)
Accounting adjustments resulting from volatility changes	$(308)	$0.02

As currently reported	$191	$0.01

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.83%	3.89%
Expected dividend yield	None	None
Expected life	3.75 years	5.00 years
Expected volatility	67.6%	84.0%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility plus implied volatility of the Company’s stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within its industry.

The variables used for stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful’s stock to eligible employees and others, as defined.

In 2002, the stockholders approved an amendment to the 2001 Plan that allows for the automatic increase in the number of shares reserved for issuance of stock options under this plan on the first day of each fiscal year by the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal period, or (c) an amount determined by the board of directors. Accordingly, the company added 885,000 option shares to this plan on January 1, 2006, thereby bringing the total options available for future grant under this Plan to 1,301,000 as of March 31, 2006. The options typically vest over various time-based milestones within a four-year period.

The Company has a 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”) under which its non-employee directors receive annual grants to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at or above fair market value at the time of grant. These options are fully vested upon grant. At March 31, 2006, 651,000 options were available for future grant under the 2001 Directors’ Plan.

The Company also has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful can be granted nonqualified options to purchase stock. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At March 31, 2006, 176,000 options were available for future grant under the 1996 Non-Officer Plan.

The following table summarizes stock option activity for all of stock option plans during the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	2,920,000	$2.27
Granted	455,000	$2.97
Exercised	(6,000)	$1.98
Cancelled	(7,000)	$2.39

Outstanding March 31, 2006	3,362,000	$2.36	7.7	$2,083

Vested or expected to vest at March 31, 2006	2,853,000	$2.31	8.8	$1,921
Exercisable at March 31, 2006	1,782,000	$2.21	6.6	$1,402

A summary of the status of unvested employee stock options as of March 31, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	1,361,000	$1.59
Granted	455,000	$1.63
Vested	(236,000)	$1.47
Forfeited	(2,000)	$1.58

Unvested at March 31, 2006	1,578,000	$1.62

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

(d) Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. Cash equivalents as of March 31, 2006, and December 31, 2005 included in Cash and Cash Equivalents amounted to $10.8 million and $9.2 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, they are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Additionally, marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, and those having maturities greater than 90 days are classified as short-term investments. As of March 31, 2006, the company’s total marketable securities were $6.7 million, of which $0.4 million were classified as short-term investments. As of March 31, 2006, all marketable securities had a maturity of less than one year.

Of the total $6.7 million in marketable securities, $6.1 million were corporate debt securities, $0.4 million were government and agency obligations, and $0.2 million were money market funds. As of March 31, 2006 there were approximately zero realized and unrealized gains and losses on these investments.

During the first quarter 2006, the company received total gross proceeds of $5.4 million from the sale and maturities of marketable securities a portion of which are classified in cash and cash equivalents, of which $5.2 million relates to corporate debt securities, and $0.2 million relates to government and agency obligations.

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

(h) Research and Development

Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the three months ended March 31, 2006, and 2005, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date, were not material.

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

(j) Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The aggregate transaction gain (loss) was approximately $21,000 and ($116,000) for the 3 months ended March 31, 2006 and 2005, respectively.

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

Insightful performs an annual goodwill impairment test, with additional tests performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment existed upon performing the annual impairment test in October 2005, nor did any such events occur or circumstances exist during the three months ended March 31, 2006 that would indicate impairment existed as of March 31, 2006.

(l) Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. As of March 31, 2006, the Company’s Purchased Technology meets this classification and is being amortized to expense over 3 years.

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

(m) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas such as (i) revenue recognition, (ii) provision for bad debt, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, (v) tax assets and liabilities and (vi) valuation of stock options using the Black Scholes option pricing model.

(n) Financial Instruments

At March 31, 2006, Insightful had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, and equipment financing debt. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption did not have a material impact on the Company’s results of operations or financial position.

On January 1, 2006 the Company adopted SFAS 123R “Accounting for Share Based Payments”, see footnote 2c.

(3) PURCHASED TECHNOLOGY

In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to software related cost of revenues over a 3-year estimated life. The Company recognized $588,000 and $539,000 in amortization expense related to this technology during 2005 and 2004, respectively. The Company recorded $147,000 in amortization expense related to this technology during the three months ended March 31, 2006 and 2005. This technology is scheduled to be fully amortized by January 31, 2007 with corresponding amortization estimated to be $588,000 and $49,000 for 2006 and 2007, respectively.

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

(4) FINANCING ARRANGEMENTS

In March 2006, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 31, 2007. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At March 31, 2006, the prime rate was 7.75%, and no amounts had been borrowed under the line of credit facility.

The Company also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by underlying assets. The Company originally borrowed $450,000 under this facility in 2002. The Company entered the first quarter of 2006 with a $32,000 outstanding balance, which was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restricts the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of March 31, 2006.

Future maturities of debt as of March 31, 2006 were zero.

(5) NET INCOME PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Shares used in basic net income per share computation	12,546	12,395
Effect of dilutive common stock equivalents[1]	—	538
Shares used in diluted net income (loss) per share computation	12,546	12,933

[1]	For the three-month period ended March 31, 2006, Common stock equivalents totaled 654,000 and were excluded from dilutive net income (loss) per share, as their inclusion would have been anti-dilutive.

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

	Three Months Ended March 31,
	2006	2005
Stock options excluded from the computation of diluted net income (loss) per share, other than those used in the determination of common stock equivalents disclosed above	2,708	603

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “ Reporting Comprehensive Income ,” establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2006, comprehensive income (loss) included foreign currency translation adjustments. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(43)	$334
Change in cumulative translation adjustment	(13)	29

Comprehensive income (loss)	$(56)	$363

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

	North American Data Analysis	International Data Analysis	Text Analysis[1]	Total
Three months ended March 31, 2006
Revenues	$3,080	2,110	352	$5,542
Contribution margin	1,320	723	(31)	2,012
Unallocated costs and expenses				(2,159)

Loss from operations				$(147)

Three months ended March 31, 2005
Revenues	$2,797	1,926	535	$5,258
Contribution margin	1,393	651	261	2,305
Unallocated costs and expenses				(1,878)

Income from operations				$427

[1]	Text analysis revenues consisted of $295,000 and $57,000 in the United States and Europe, respectively, during the three months ended March 31, 2006, and $535,000 and zero in the United States and Europe, respectively, during the three months ended March, 31, 2005.

(9) REVENUE CONCENTRATION

No customer accounted for 10% or more of revenues for the three months ended March 31, 2006, and 2005.

(8) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At March 31, 2006, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

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

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled Important factors that may affect our business, our operating results, and our stock price in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled Important factors that may affect our business, our operating results, and our stock price in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

Description of Our Business.

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

Headquartered in Seattle, Washington, we also have an office in North Carolina and offices in France, Switzerland, and the United Kingdom, with distributors around the world. At March 31, 2006, we employed 99 persons in the United States, and 30 persons in Europe. We were originally incorporated in Massachusetts in 1984 as Mathsoft, Inc. and reincorporated in Delaware in 2001.

Products

Data Analysis Products

S-PLUS®

S-PLUS is our flagship software product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our object-oriented “S” programming language. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows® and UNIX® environments. As part of our S-Plus 7.0 product release in April 2005, we also released an enterprise version of S-Plus called S-Plus 7.0 Enterprise Server. S-Plus 7.0 Enterprise Server can be used to process larger data sets and address larger statistical data analysis problems.

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

InFact has been historically targeted at the defense/intelligence and pharmaceutical markets, where researchers are able to utilize its natural language tabular exploratory search interfaces and text query language in a manner designed to efficiently uncover information for which they are searching. InFact is designed to enable researchers to experience higher levels of productivity, and to improve the quality of their research.

We are now also marketing InFact to the high value vertical search portal market with the intent of enabling our potential customers to provide a richer, more precise search experience, and, therefore, enable them to increase their advertising revenues.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for periods prior to the first quarter of 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.2 million, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. Had we recognized compensation expense for the three months ended March 31, 2005 for all share-based payments to employees based on their fair values, as is now required by SFAS 123(R), net income would have been lower by $0.2 million, or $0.02 per basic and diluted share.

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

See Note 2 in the Consolidated Financial Statements for additional information on stock-based compensation expense and stock option related data.

Taxes

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

We are required to estimate our potential tax obligations and claims in each of the jurisdictions in which we operates as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes and accruals for income and other tax exposures. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, we establishe accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals would be established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These accruals would be adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We have established a valuation allowance to reduce deferred tax assets as we believe it is not more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets in the foreseeable future. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from our estimates. Any changes in circumstances related to these contingencies could have a material effect on our financial condition, results of operations and cash flows.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues by Type

	Three Months Ended March 31,		Percent Increase (Decrease)
	2006	2005
Revenues (in thousands):
Software licenses	$2,424	$2,527	(4)%
Software maintenance	1,811	1,609	13%
Professional services and other	1,307	1,122	16%

Total	5,542	5,258	5%

Revenues by type (as % of total revenues):
Software licenses	44%	48%
Software maintenance	33%	31%
Professional services and other	24%	21%

Total	100%	100%

Software license revenue

Software license revenues consist principally of fees generated from granting rights to use our Data and Text Analysis software products under both perpetual and fixed-term (subscription) license agreements.

As compared to the corresponding period of 2005, Software license revenues decreased slightly for the three months ended March 31, 2006. This slight decrease was primarily due to the recognition in March 2005 of Text Analysis license revenue in the amount of $120,000 that related to a license sale booked in August of 2004. The revenue recognition for six months of this term license was delayed until its unique acceptance criteria were met in March of 2005. Excluding this effect, license revenue increased slightly for the three months ended March 31, 2006, as compared to the corresponding period of 2005. This adjusted increase was due to an increase in the average size of our larger Data Analysis license sales that began in 2005 (one of which totaled approximately one million dollars in the quarter ended December 31, 2005), which, in part, is due and made possible by the release of S-Plus 7.0 Enterprise Server in April 2005, which was designed to process much larger data sets and address larger statistical data analysis problems. This has allowed us to engage in larger sales opportunities and licensing arrangements.

Maintenance revenue

Software maintenance is generally included with the initial purchase of products under perpetual licenses, and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial license sale.

Software maintenance revenues increased by 13% for the three months ended March 31, 2006 as compared to the corresponding period of 2005. This increase was primarily due to the following factors:

•	An increase in our ongoing maintenance revenue stream driven by an increase in license revenues in 2005 and during the three months ended March 31, 2006 compared to the corresponding prior year periods, as discussed above under “Software license revenue.” Higher license revenues drive an increase in our ongoing maintenance revenue stream because each Data Analysis license sale typically includes one year of software maintenance that is amortized over a twelve-month period following the initial license sale.

•	An increase in our overall pricing of our products and services that occurred in the beginning of the second quarter of 2005, and

•	A slight increase in our overall renewal rates for our Data Analysis software maintenance.

If we are unable to maintain our current level of renewals for our Data Analysis software maintenance, or sales of our Data Analysis software products, our future maintenance revenue streams generated by our Data Analysis products may decrease.

Professional services and other revenue

Professional services and other revenue is generated from consulting and training activities. Professional services and other revenue increased by 16% during the three-months ended March 31, 2006, as compared to the corresponding period in 2005, primarily resulting from one large European Data Analysis customer, who has continued to expand its use and deployment of our products and services. Although we expect to continue to provide services to this customer for the remainder of 2006, such future services may, or may not, lead to an increase in our future professional services revenue.

Revenues by Segment

We review results from three segments: North American Data Analysis, International Data Analysis, and Text Analysis and we have international business operations primarily in Europe, and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2006	2005
Revenues (in thousands):
North American Data Analysis	$3,079	$2,797	10%
International Data Analysis	2,110	1,926	10%
Text Analysis	352	535	(34)%

Total	5,542	5,258	5%

Revenues (as % of total revenues):
North American Data Analysis	56%	53%
International Data Analysis	38%	37%
Text Analysis	6%	10%

Total	100%	100%

North American Data Analysis revenue

North American Data Analysis revenues increased by 10% during the three months ended March 31, 2006, as compared to the corresponding period in 2005. The following factors predominantly drove this increase:

•	As discussed above under “Software license revenue”, we experienced an increase in the average size of our larger Data Analysis software sales during the three months ended March 31, 2006, as compared to the corresponding period in 2005.

•	As discussed above under “Maintenance revenue”, we experienced an increase in our North American Data Analysis maintenance revenue during the three months ended March 31, 2006, as compared to the corresponding period in 2005.

•	We experienced a slight increase in our overall renewal rates for our Data Analysis software maintenance during these comparable periods.

International Data Analysis revenue

International Data Analysis revenues increased by approximately $184,000 (or 10%) during the three months ended March 31, 2006, as compared to the corresponding period of 2005. This increase was primarily due to an increase in professional services revenue of approximately $352,000 (or 82%), aided by an increase in maintenance revenue of approximately $45,000 (or 8%), and offset by a decrease in license revenues of approximately $213,000 (or 22%).

The increase in International professional services revenue is primarily attributable to revenues generated from the large European consulting customer discussed previously. The increase in International maintenance revenue was due in large part to the increase in our International maintenance revenue stream, as discussed previously under “Maintenance revenue” above. The decrease in international license sales during the three months ended March 31, 2006, as compared to the corresponding period of 2005 was due to a large above average sale that occurred in the quarter ended March 31, 2005, whereby the license sales in the most recent quarter ended March 31, 2006 were generally smaller in size.

Text Analysis revenue

Text Analysis revenues decreased by approximately $183,000 (or 34%) for the three months ended March 31, 2006, as compared to the corresponding period of 2005. This decrease was due to a decrease in Text Analysis professional services revenue of approximately $123,000 (or 68%), and to a smaller degree, by a decrease in Text Analysis license revenues of approximately $60,000 (or 17%).

The decrease in Text Analysis professional services revenue during the three months ended March 31, 2006, as compared to the corresponding period of 2005, was primarily attributable to the completion of a large consulting engagement in the quarter ended March 31, 2005. Text Analysis consulting engagements serviced in the most recent quarter ended March 31, 2006 were all of a smaller size.

As compared to the corresponding period of 2005, Text Analysis license revenues decreased for the three months ended March 31, 2006 due to the recognition of $150,000 in term license revenue that had been previously deferred due to revenue recognition requirements discussed above under “Software License Revenue”. Were it not for this, Text Analysis license revenue would have increased for the three months ended March 31, 2006, as compared to the corresponding period of 2005.

Cost of Revenues

	Three Months Ended March 31,		Percent Increase
	2006	2005
Cost of revenues (in thousands):
Software related	$458	$404	13%
Professional services and other	904	762	19%

Total	1,362	1,166	17%

Cost of software related revenues as a % of software related revenues	11%	10%	1%
Cost of professional services and other revenues as a % of professional services and other revenues	69%	68%	1%

Total Cost of revenues as a percentage of total revenues	25%	22%	3%

Cost of software-related revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the “S” programming language purchased from Lucent Technologies Inc.

Although the cost of software-related revenue increased by 13% during the three months ended March 31, 2006, as compared to the corresponding period of 2005, the cost of software related revenues as a percentage of software related revenues only increased by 1%, and this slight increase was due primarily to an increase in product and shipping costs.

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

Cost of professional services revenues

Cost of professional services and other revenues consist primarily of the following:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs, and

•	Temporary labor and consulting costs, including costs related to training.

Although the cost of professional services and other revenues increased by 19% during the three months ended March 31, 2006, as compared to the corresponding period of 2005, the cost of professional services and other revenues as a percentage of professional services and other revenues increased by only 1%, and this slight increase was due primarily to an increase in professional services headcount in both the United States and Europe, including the hiring of a Vice President of Professional Services in March 2006.

Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short-term. Consequently, these costs as a percent of revenues, and gross margins, can fluctuate from quarter to quarter, and year to year, based primarily on the utilization levels of our consultants and the profitability of our consulting contracts. Should our professional service revenues grow during the remainder of 2006, we expect related growth in our costs of professional service revenues.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percent Increase
	2006	2005
Sales and marketing expenses (in thousands)	$2,154	$1,865	15%
Sales and marketing expenses (as percentage of revenues)	39%	35%	4%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs,

•	Temporary labor and consulting costs, and

•	Promotional activities such as the costs of advertising and trade shows.

Sales and marketing expenses increased by approximately $289,000 (or 15%), and increased by 4% as a percentage of total revenues, during the three months ended March 31, 2006, as compared to the corresponding period of 2005. These increases were due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel in both the United States and Europe, including the hiring of our Vice President of Marketing in the second quarter of 2005, and our General Manager of Text Analysis in the fourth quarter of 2005, as well as higher costs for temporary labor and promotional activities. Additionally, beginning January 1, 2006, sales and marketing expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $37,000 during the three-months ended March 31, 2006. Previously, stock-based compensation expense was not included in our statement of operations.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development, Net

	Three Months Ended March 31,		Percent Increase
	2006	2005
Research and development (in thousands):
Research and development	$1,661	$1,252	33%
Less - funded research	(579)	(526)	10%

Research and development, net	$1,082	$726	49%

Research and development (as percentage of revenues):
Research and development	30%	24%	6%
Less - funded research	(10)%	(10)%	—%

Research and development, net	20%	14%	6%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs, and

•	Temporary labor and consulting costs.

Further, research and development is split into two teams: Research, and Development. Generally, the Research team is focused on performing work relating to government grants and contracts, whereas the Development team is generally focused on work that is geared toward commercial applications that are intended to be immediately deployed. Funded research amounts result from fees generated from research work performed under government grants, which fees are netted against total research and development costs.

Gross research and development expenses

Gross research and development expenses increased by approximately $409,000, or 33%, and increased by 6% as a percentage of total revenues, during the three months ended March 31, 2006, as compared to the corresponding period of 2005. These increases were due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, as well as higher costs for temporary labor. Additionally, beginning January 1, 2006, research and development expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $23,000 during the three months ended March 31, 2006. Previously, stock-based compensation expense was not included in our statement of operations.

We expect our combined research and development expenses to increase in future periods as we place increased efforts toward further product development, while maintaining our current level of research efforts on government grants.

Funded research

Funded research increased by approximately $53,000 (or 10%) and remained flat as a percentage of total revenues, during the three months ended March 31, 2006, as compared to the corresponding period of 2005. The dollar increase was due to higher billable productivity from our billable research group.

Research and development, net

As a result of the increase in gross research and development costs outweighing the increase in the offsetting fees generated from funded research, total net research and development costs increased during the three months ended March 31, 2006, as compared to the corresponding period of 2005.

During the remainder of 2006, we expect to increase our research and development expenses by investing in development of our product lines in order to set the foundation for future growth.

General and Administrative

	Three Months Ended March 31,		Percent Increase
	2006	2005
General and administrative (in thousands)	$1,089	$1,074	1%
General and administrative (as percentage of revenues)	20%	20%	—%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	General corporate costs such as audit fees, legal fees, operating taxes and licenses,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs, and

•	Temporary labor and consulting costs.

General and administrative expenses increased by $15,000 (or 1%) and did not change as a percentage of total revenues, during the three months ended March 31, 2006, as compared to the corresponding period of 2005. The slight increase in dollars was due primarily to the following offsetting factors:

•	Beginning January 1, 2006, general and administrative expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $101,000 during the three months ended March 31, 2006. Previously, stock-based compensation expense was not included in the statement of operations.

•	Bad debt expense decreased by approximately $108,000 driven by a reduction in our allowance for doubtful accounts resulting from a significant reduction in our accounts receivable balance at March 31, 2006, and an improvement in our aging as compared to the corresponding period of 2005, and

•	Salaries & wages expense increased by approximately $30,000 during the three months ended March 31, 2006, as compared to the corresponding period of 2005.

Currently, we will be required to comply with of section 404 of the Sarbanes-Oxley as of December 31, 2007, however, regulators are discussing potential changes to the current rules and regulations under Sarbanes-Oxley for non-accelerated and small-business filers, which may delay or remove the requirements currently in place. If we are required to comply, we do not know what the level of expenditure will be, though it is expected to be material to our operations. If we are required to comply in 2007, we will incur related expenses in 2006.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended March 31,
	2006	2005
Other Income (Expense)
Interest income	$91	$40
Interest expense	—	(6)
Foreign exchange transaction gains (losses)	21	(116)
Other	—	9

Total	$112	$(73)

Interest income

The increase in interest income for the three months ended March 31, 2006, as compared to the corresponding period of 2005, was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher yielding instruments.

Interest expense

The decrease in interest expense for the three months ended March 31, 2006, as compared to the corresponding period of 2005, was due to the reduction in the outstanding balance of our equipment loan with Silicon Valley Bank, which was fully paid as of March 31, 2006.

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

Foreign exchange transaction gains for the three months ended March 31, 2006 were $21,000 compared to a loss of $116,000 in the corresponding period of 2005. This change was due to changes in foreign currency exchange rates, and a strengthening on the U.S. dollar which impacts U.S. dollar denominated intercompany amounts, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Expense

Income tax expense for the three months ended March 31, 2006, and 2005 was $8,000 and $19,000, respectively. Utilization of net operating loss carryforwards minimized our income taxes in each of the periods reported. This is expected to continue for the remainder of 2006 and possibly into future periods. Changes in income tax expense from period to period are attributed primarily to relative changes in the mix of operating income generated in the various tax jurisdictions in which we operate.

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

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased from $9.9 million at December 31, 2005 to $11.1 million at March 31, 2006. Our working capital decreased from $7.4 million at December 31, 2005 to $7.3 million at March 31, 2006.

We generated $1.7 million in cash from operating activities during the three months ended March 31, 2006 compared to $0.5 million generated from operating activities in corresponding period of 2005. The increase in operating cash inflows primarily relates to the decrease in accounts receivable, net, which was mainly due to collections on the unusually high December 31, 2005 accounts receivable balance that resulted in part from the large license sale made in the fourth quarter of 2005 as discussed above under “Software License revenue”, as well as increases in other net working capital components, other than cash and accounts receivable.

The difference between our net income and our operating cash inflows is attributable to non-cash expenses included in net income, and changes in operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$(43)	$334
Add: non-cash expenses	427	306
Adjust for: changes in operating assets and liabilities	1,346	(135)

Net cash provided by operating activities	$1,730	$505

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $0.1 million for the three months ended March 31, 2006 compared to $0.6 million for the corresponding period in 2005. The lower use of cash in investing activities in the three months ended March 31, 2006 as compared to corresponding period in 2005 was due a $0.5 million payment made in the corresponding period of 2005 to Lucent Technologies Inc. in acquiring title to the software code underlying the “S” programming language. This was offset by higher capital expenditures for capital purchases in the period ended March 31, 2006 than in the corresponding period in 2005. These capital expenditures predominantly related to investments we made in our information technology infrastructure, and we expect this investment to continue in future quarters of 2006.

Financing activities resulted in net cash outflows of $24,000 in the three months ended March 31, 2006, compared to a $20,000 cash inflow in the corresponding period of 2005. The decrease in cash flows from financing activities relates to a reduction in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan during the three months ended March 31, 2006, as compared to the corresponding period in 2005.

In March 2006, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 24, 2007. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At March 31, 2006, the prime rate was 7.75%, and no amounts had been borrowed under the line of credit facility.

We also had an outstanding balance on an equipment loan with Silicon Valley Bank, secured by underlying assets. We originally borrowed $450,000 under this facility in 2002. We entered the first quarter of 2006 with a $32,000 outstanding balance, which was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period, ending in March 2006. As of March 31, 2006, future maturities of debt under these arrangements were zero.

These credit facilities contain covenants that limit our net losses and restricts the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of March 31, 2006.

At March 31, 2006, our principal unused sources of liquidity consisted of cash and cash equivalents of $10.8 million, $0.4 million in short-term investments, and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our business for the foreseeable future, so long as we continue maintain positive operating cash flows. However, we intend to make significant investments in our data analysis and text analysis products in the next twelve months. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. Presently, we have no commitments for any additional financing, and, if funding does become necessary, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of March 31, 2006, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, are as follows (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Total
Operating lease obligations	$455	$465	$69	$63	$5	$1,057

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

We may incur losses in future periods, which could cause a decrease in our stock price.

As of March 31, 2006, we had an accumulated deficit of over $26 million. We have had quarters in 2005 and 2004 in which we achieved only slight profits. A small shortfall in revenue or unexpected increase in expenses could cause us to suffer a quarterly net loss. Because of this, and the fact that we are increasing our spending, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

While we have shown a trend of growth in revenue and profit in recent quarters, there is no guarantee that these trends will continue. We expect our expenses to grow at a higher rate in 2006 than they did in 2005, in part due to our efforts to enhance our information technology resources, and in part due to our decision to increase our product development, sales and professional services personnel costs to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future.

Further, in 2006 we have begun to recognize stock option and stock purchase awards as compensation expense in accordance with FAS 123(R). Our reported expenses will increase as a result of this practice, and because the calculations we must use to determine the amount of expense consider many factors beyond our control, our ability to predict the amount of expense associated with FAS 123(R) requirements will be limited.

In addition, if we are unable to grow our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product development opportunities.

If we do not attract and retain key employees or management team, our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key technical, sales, customer support, accounting and managerial personnel and on our ability to attract and retain them. We have recently announced plans to add significantly to our domestic and European headcount. As a result, our ability to execute our business strategy will depend on our ability to recruit additional experienced senior managers and to retain our existing executive officers. Departures of key executives could adversely impact our reputation and our ability to execute our business strategy. Due to competition for qualified employees, we may have difficulty recruiting officers and employees with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

In the data mining and text analysis market, we face competition from many companies, including SAS Institute, SPSS, IBM, NCR, Autonomy, FAST, Inxight, ClearForest and Attensity, many of which are much larger than we are.

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

Our stock price may be volatile.

The price of our common stock has been volatile over the past two years. Our common stock reached a high of $5.20 per share on May 14, 2004 and traded as low as $1.13 per share on September 1, 2004. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

May 15, 2006

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2006

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