Form 10QSB
period 2006-06-30
INSIGHTFUL CORP
filed 2006-08-14
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, was 12,737,112 as of July 31, 2006.

Transitional Small Business Disclosure Format (Check one) YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,705	$9,185
Trade accounts receivable, net	3,159	5,666
Short-term investments	394	724
Other receivables	407	364
Prepaid expenses and other current assets	448	636

Total current assets	14,113	16,575
Long-term investments	967	—
Property and equipment, net	2,307	1,212
Purchased technology, net	343	637
Goodwill	800	800
Other assets	54	45

Total Assets	$18,584	$19,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$32
Accounts payable	852	701
Accrued payroll-related liabilities	1,260	1,666
Accrued expenses and other current liabilities	408	513
Deferred revenue	5,695	6,271

Total current liabilities	8,215	9,183
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value-
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value-
Authorized - 30,000,000 shares
Issued and outstanding - 12,736,649 and 12,543,097 shares at June 30, 2006 and December 31, 2005, respectively	126	125
Additional paid-in capital	37,362	36,610
Accumulated deficit	(26,859)	(26,401)
Other accumulated comprehensive loss	(260)	(248)

Total stockholders’ equity	10,369	10,086

Total liabilities and stockholders’ equity	$18,584	$19,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$2,231	$2,140	$4,655	$4,667
Software maintenance	1,830	1,705	3,641	3,314
Professional services and other	1,095	1,265	2,402	2,387

Total revenues	5,156	5,110	10,698	10,368

Cost of revenues:
Software related	397	437	855	841
Professional services and other	951	673	1,855	1,435

Total cost of revenues (including stock based compensation expense of $7 and $0 during the three months ended June 30, 2006 and 2005, and $12 and $0 during the six months ended June 30, 2006 and 2005, respectively)	1,348	1,110	2,710	2,276

Gross profit	3,808	4,000	7,988	8,092

Operating expenses:
Sales and marketing (including stock based compensation expense of $21 and $0 during the three months ended June 30, 2006 and 2005, and $57 and $0 during the six months ended June 30, 2006 and 2005, respectively)	2,248	2,035	4,404	3,900
Research and development (including stock based compensation expense of $23 and $0 during the three months ended June 30, 2006 and 2005, and $46 and $0 during the six months ended June 30, 2006 and 2005, respectively)	1,643	1,462	3,304	2,714
Less-Funded research	(594)	(649)	(1,173)	(1,175)

Research and development, net	1,049	813	2,131	1,539
General and administrative (including stock based compensation expense of $122 and $0 during the three months ended June 30, 2006 and 2005, and $224 and $0 during the six months ended June 30, 2006 and 2005, respectively)	1,040	817	2,129	1,891
Total operating expenses	4,337	3,665	8,664	7,330

Income (loss) from operations	(529)	335	(676)	762
Other income (expense), net	112	5	224	(69)

Income (loss) before income taxes	(417)	340	(452)	693
Income tax (expense) benefit	2	(6)	(6)	(25)

Net income (loss)	$(415)	$334	$(458)	$668

Basic and diluted net income (loss) per share	$(0.03)	$0.03	$(0.04)	$0.05

Weighted average common shares outstanding	12,613	12,445	12,579	12,405
Weighted average common shares assuming dilution	12,613	13,182	12,579	13,040

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(458)	$668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	539	601
Stock-based compensation expense	339	—
Changes in current assets and liabilities:
Trade and other accounts receivable	2,580	803
Prepaid expenses and other assets	187	(210)
Accounts payable	144	(494)
Accrued payroll-related liabilities and other accrued expenses	(553)	(256)
Deferred revenue	(667)	(384)

Net cash provided by operating activities	2,111	728

Investing activities:
Purchases of short and long-term investments	(1,360)	—
Proceeds from sales and maturities of short and long-term investments	725	—
Purchases of property and equipment	(1,328)	(339)
Payment made for purchase of technology	—	(500)

Net cash used in investing activities	(1,963)	(839)

Financing activities:
Payments on debt	(32)	(65)
Proceeds from exercise of stock options and employee stock purchase plan	414	167

Net cash provided by financing activities	382	102

Effect of exchange rate changes on cash and cash equivalents	(10)	3

Net increase (decrease) in cash and cash equivalents	520	(6)

Cash and cash equivalents, beginning of period	9,185	9,650

Cash and cash equivalents, end of period	$9,705	$9,644

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$6
Income taxes	$—	$9

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2006

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

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by Insightful pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Insightful’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

Consulting revenues typically include providing customers assistance in developing complex software models and or data and text analysis techniques, and developing consultant-configured vertical-specific solutions that are designed to enable the Company to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by the Company. In addition, consulting revenues include deployment assistance, project management, integration with existing customer applications, training services, and related services generally performed on a time-and-materials basis under separate service arrangements. Training consists of fee-based courses offered on a per-attendee or a per-group rate. Revenues from consulting and training services are generally recognized as services are performed.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.2 million and $0.3 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options and the employee stock purchase plan recognized during the six months ended June 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS 123(R) for the three and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$7	$12

Sales and marketing	21	57

Research and development, net	23	46

General and administrative	122	224

Stock-based compensation expense included in operating expenses	$173	$339

The weighted average fair value of employee stock options granted in the six months ended June 30, 2006 and 2005 was $1.60 and $1.93, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended June 30, 2005 under the provisions of SFAS 123 as if the Company had recognized compensation expense for all share-based payments to employees based on their fair values prior to the adoption of SFAS 123(R) on January 1, 2006:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$334	$668
Employee stock-based compensation, as reported	—	—
Employee stock-based compensation determined under the fair value method (Restated)	241	432

Pro forma net income (restated)	$93	$236

Basic and diluted net income per share	$0.03	$0.05
Pro forma basic and diluted net income per share (Restated)	$0.01	$0.02

Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in the Company’s 2005 stock option disclosures. These errors resulted in an overstatement of pro forma stock-based compensation disclosed in periods prior to the fourth quarter of 2005. The errors related to improper amortization of Board of Director grants, as well as the use of inappropriate stock prices in 2002 and 2003 in the calculation of the volatility assumption used in the Black-Scholes pricing model that resulted in an overstatement of the volatility variable. This resulted in an overstatement of stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation disclosed for the six months ended June 30, 2005 by $0.4 million.

A reconciliation of pro forma stock-based compensation amounts reported for the three and six months ended June 30, 2005 in the June 30, 2005 financial statement footnotes to the restated amounts is as follows:

Three months ended June 30, 2005	Pro Forma	Pro Forma
	Stock-Based Compensation (In Thousands):	Basic and Diluted Net Income (Loss) Per Share:
As previously reported	$322	$—
Adjustments resulting from corrections to calculations	$(81)	$0.01

As currently reported	$241	$0.01

Six months ended June 30, 2005	Pro Forma	Pro Forma
	Stock-Based Compensation (In Thousands):	Basic and Diluted Net Income (Loss) Per Share:
As previously reported	$821	$(0.01)
Adjustments resulting from corrections to calculations	$(389)	$0.03

As currently reported	$432	$0.02

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Six months Ended June 30,
	2006	2005
Risk-free interest rate	5.13%	3.89%
Expected dividend yield	None	None
Expected life	3.75 years	5.00 years
Expected volatility	67.6%	84.0%

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

The variables used for stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123(R) also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of Insightful’s stock to eligible employees and others, as defined.

In 2002, the stockholders approved an amendment to the 2001 Plan that allows for the automatic increase in the number of shares reserved for issuance of stock options under this plan on the first day of each fiscal year by the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal period, or (c) an amount determined by the board of directors. Accordingly, the company added 885,000 option shares to this plan on January 1, 2006. As of June 30, 2006, the total options available for future grant under this Plan were 1,360,000. The options typically vest over various time-based milestones within a four-year period.

The Company has a 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”) under which its non-employee directors receive annual grants to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at or above fair market value at the time of grant. These options are fully vested upon grant. At June 30, 2006, 631,000 options were available for future grant under the 2001 Directors’ Plan.

The Company also has a Non-Qualified, Non-Officer Stock Option Plan (the 1996 Non-Officer Plan) under which employees and consultants to Insightful can be granted nonqualified options to purchase stock. The vesting of options granted under the 1996 Non-Officer Plan is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve Insightful other than by reason of death or disability, and is not transferable. At June 30, 2006, 176,000 options were available for future grant under the 1996 Non-Officer Plan.

The following table summarizes stock option activity for all of stock option plans during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	2,920,000	$2.27
Granted	567,000	$2.94
Exercised	(167,000)	$2.14		$149
Cancelled	(160,000)	$2.99

Outstanding June 30, 2006	3,160,000	$2.36	7.5	$2,478
Estimated forfeitures at June 30, 2006	(424,000)

Vested or expected to vest at June 30, 2006	2,736,000	$2.31	8.7	$2,285
Exercisable at June 30, 2006	1,761,000	$2.22	6.5	$1,684
A summary of the status of unvested employee stock options as of June 30, 2006 and changes during the period then ended, is presented below:

			Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005			1,361,000	$1.59
Granted			567,000	$1.60
Vested			(375,000)	$1.48
Forfeited			(154,000)	$1.96

Unvested at June 30, 2006			1,399,000	$1.58

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

(d) Cash & Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of June 30, 2006, and December 31, 2005 cash and cash equivalents amounted to $9.7 million and $9.2 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, they are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Additionally, marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of June 30, 2006, the company’s total marketable securities were $6.8 million, of which $0.4 million were classified as short-term investments and $1.0 million as long-term investments.

Of the total $6.8 million in marketable securities, $5.9 million were corporate debt securities, and $0.9 million were government and agency obligations. As of June 30, 2006, marketable securities had an unrealized loss of approximately $3,000, and realized gains and losses of zero.

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

(h) Research and Development

Insightful accounts for its software research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the six months ended June 30, 2006, and 2005, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date, were not material.

(i) Funded Research

Insightful has a funded research group that receives funding from U.S. federal agencies for research work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual, signal, and image data. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed, and / or the fees become billable. Because the grants received are generally aligned with the company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funding received under these grants is subject to audits for several years after the funding is received, and, depending on the results of those audits, the Company could be obligated to repay a portion of the funding. A liability for such potential repayment has not been recorded as the Company considers it neither probable nor reasonably estimable.

(j) Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The aggregate transaction loss was approximately ($8,000) and ($59,000) for the three month periods ended June 30, 2006 and 2005, respectively. The aggregate transaction gain and (loss) was approximately $13,000 and ($177,000) for the six month periods ended June 30, 2006 and 2005, respectively.

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

Insightful performs an annual goodwill impairment test, with additional tests performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment existed upon performing the annual impairment test in October 2005, nor did any such events occur or circumstances exist during the six months ended June 30, 2006 that would indicate impairment existed as of June 30, 2006.

(l) Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. As of June 30, 2006, the Company’s Purchased Technology meets this classification and is being amortized to expense over three years.

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

(m) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas such as (i) revenue recognition, (ii) provision for bad debt, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, (v) tax assets and liabilities and other tax exposure items, and (vi) valuation of stock options using the Black Scholes option pricing model.

(n) Financial Instruments

At June 30, 2006, Insightful had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, and equipment financing debt. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

The Company is required to estimate its potential tax obligations and claims in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. Significant judgment is required in evaluating its tax positions and in determining its provision for income taxes and accruals for income and other tax exposures such as sales taxes. The Company has established a valuation allowance to reduce deferred tax assets as the Company believes it is not more likely than not that it will generate sufficient taxable income to allow for the realization of its deferred net tax assets in the foreseeable future.

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

The Company generates sales in almost every state. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established nexus in a particular jurisdiction. The Company is currently registered in several states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states. In the second quarter of 2006, the Company began a comprehensive examination of the tax rules for the various jurisdictions where the Company generates sales. In the course of this investigation, the Company preliminarily concluded that some jurisdictions may have a basis to claim that the Company had taxable nexus for a period of time and the Company may not have appropriately registered for business nor collected and remitted required sales taxes for business activities. The Company has begun to further analyze current and past business activities for a more definitive conclusion on any potentially uncollected and unpaid sales taxes and to ensure the Company is appropriately registered for future business activities. The Company expects that as a result of the further examination the Company will conclude that there were taxes that the Company should have collected and remitted. If this is the case, the Company may seek payment from its customers or otherwise verify that the customers paid the appropriate taxes through other means, thereby, if successful, eliminating the Company’s obligation to collect and remit the taxes. Additionally, as a remedy, the Company may apply for amnesty, settlements or exemption from previously unpaid taxes that may reduce the amounts owing, if any. In states where the Company is not currently registered, The Company has not received any notification of uncollected and unpaid taxes, and the Company has not recorded any provisions for any potentially related obligations. Depending on the results of the examination and subsequent efforts to minimize amounts owed, the Company could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties, however, the amount is not estimable at this time due to the early state of our examination and the numerous factors, jurisdictions and assumptions involved.

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

(p) Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005. The adoption did not have a material impact on its results of operations or financial position.

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

On January 1, 2006 the Company adopted SFAS 123R “Accounting for Share Based Payments”, see footnote 2c.

(3) PURCHASED TECHNOLOGY

In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition in the amount of $235,000. As a result of this transaction, $1,765,000 was capitalized as purchased technology. This amount is being amortized to software related cost of revenues over a 3-year estimated life. The Company recorded $147,000 in amortization expense related to this technology during the three months ended June 30, 2006 and 2005, and $294,000 during the six months ended June 30, 2006 and 2005. This technology is scheduled to be fully amortized by January 31, 2007 with corresponding amortization estimated to be $588,000 and $49,000 in 2006 and 2007, respectively.

Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 and the remaining $0.5 million was paid in the first quarter of 2005.

(4) FINANCING ARRANGEMENTS

In March 2006, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 31, 2007. This facility is secured by the Company’s accounts receivable and allows it to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At June 30, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

The Company also has an equipment loan facility with Silicon Valley Bank, secured by underlying assets. The Company originally borrowed $450,000 under this facility in 2002. The Company entered the first quarter of 2006 with a $32,000 outstanding balance, which was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period, ending in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of June 30, 2006.

(5) NET INCOME PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares used in basic net income (loss) per share computation	12,613	12,445	12,579	12,405

Effect of dilutive common stock equivalents[1]	—	737	—	635

Shares used in diluted net income (loss) per share computation	12,613	13,182	12,579	13,040

[1]	Common stock equivalents totaling 698,000 and 676,000 were excluded from dilutive net income (loss) per share for the three and six month periods ended June 30, 2006, respectively, as their inclusion would have been anti-dilutive.

The dilutive effect of the Company’s stock options is calculated using the treasury stock method, based on the average share price of the Company’s common stock. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options excluded from the computation of diluted net income (loss) per share, other than those used in the determination of common stock equivalents disclosed above	1,253	314	1,245	426

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. As of June 30, 2006, comprehensive income (loss) included foreign currency translation adjustments, and unrealized gains and losses on investments held in marketable securities. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(415)	$334	$(458)	$667
Change in cumulative translation adjustment	3	12	(9)	42
Unrealized losses on short and long-term investments in marketable securities	(3)	—	(3)	—

Comprehensive income (loss)	$(415)	$346	$(470)	$709

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

	North American Data Analysis	International Data Analysis	Text Analysis[1]	Total
Three months ended June 30, 2006
Revenues	$3,039	$1,828	$289	$5,156
Contribution margin	1,287	329	(66)	1,549
Unallocated costs and expenses				(2,078)

Loss from operations				$(529)

Three months ended June 30, 2005
Revenues	$2,835	$1,983	$292	$5,110
Contribution margin	1,261	764	(10)	2,015
Unallocated costs and expenses				(1,680)

Income from operations				$335

[1]	Text analysis revenues consisted of $212,000 from the United States and $77,000 from Europe during the three months ended June 30, 2006, and $209,000 from the United States and $83,000 from Europe during the three months ended June 30, 2005.

	North American Data Analysis	International Data Analysis	Text Analysis[2]	Total
Six months ended June 30, 2006
Revenues	$6,118	$3,938	$642	$10,698
Contribution margin	2,606	1,052	(97)	3,561
Unallocated costs and expenses				(4,237)

Income from operations				$(676)

Six months ended June 30, 2005
Revenues	$5,632	$3,909	$827	$10,368
Contribution margin	2,654	1,414	251	4,319
Unallocated costs and expenses				(3,557)

Income from operations				$762

[2]	Text analysis revenues consisted of $507,000 from the United States and $135,000 from Europe during the six months ended June 30, 2006, and $744,000 from the United States and $83,000 from Europe during the six months ended June 30, 2005.

(9) REVENUE CONCENTRATION

No customer accounted for 10% or more of revenues for the three and six months ended June 30, 2006. One customer accounted for $546,000 or 11% of revenues for the three months ended June 30, 2005. No customer accounted for 10% or more of revenues for the six months ended June 30, 2005.

(8) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At June 30, 2006, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

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

Headquartered in Seattle, Washington, we also have an office in North Carolina and offices in France, Switzerland, and the United Kingdom, with distributors around the world. At June 30, 2006, we employed 103 persons in the United States, and 29 persons in Europe. We were originally incorporated in Massachusetts in 1984 as Mathsoft, Inc. and reincorporated in Delaware in 2001.

Products

Data Analysis Products

S-PLUS®

S-PLUS is our flagship software product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our object-oriented “S” programming language. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allow its users to create customized analytical applications that operate in the Windows® and UNIX® environments.

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

Services

Our consulting and training organization provides fee-based services. These services include assisting our customers in developing complex statistical models and data or text analysis techniques, as well as developing consultant-configured vertical-specific solutions that are designed to enable us to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by us. Services also include deployment assistance, project management, integration with existing customer applications, and related services generally performed on a time-and-materials basis under separate service arrangements. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful’s offices, at the customer’s site, or at other prearranged sites for larger customer groups.

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

Revenue Recognition

We follow very specific and detailed guidelines, discussed in Note 2 of the condensed consolidated financial statements, in recognizing and measuring revenues.

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

If we were to change any of these assumptions or judgments, which are made based upon all of the information available to us at the time; it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Deferred revenue is recognized over time as the applicable revenue recognition criteria are satisfied.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for periods prior to the first quarter of 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $0.3 million, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended June 30, 2005. Had we recognized compensation expense for the six months ended June 30, 2005 for all share-based payments to employees based on their fair values, as is now required by SFAS 123(R), net income would have been lower by $0.4 million, or $0.03 per basic and diluted share.

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

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

We generate sales in almost every state. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established nexus in a particular jurisdiction. We are registered in several states and local jurisdictions and we remit required state and local taxes on related business operations in those states. In the second quarter of 2006, we began a comprehensive examination of the tax rules for the various jurisdictions where we generate sales. In the course of this investigation, we preliminarily concluded that some jurisdictions may have a basis to claim that we had taxable nexus for a period of time and we may not have appropriately registered for business nor collected and remitted required sales taxes for business activities. We have begun to further analyze current and past business activities for a more definitive conclusion on any potentially uncollected and unpaid sales taxes and to ensure we are appropriately registered for future business activities. We expect that as a result of the further examination we will conclude that there were taxes that we should have collected and remitted. If this is the case, we may seek payment from our customers or otherwise verify that they paid the appropriate taxes through other means, thereby, if successful, eliminating our obligation to collect and remit the taxes. Additionally, as a remedy, we may apply for amnesty, settlements or exemption from previously unpaid taxes that may reduce the amounts owing, if any. In states where we are not currently registered, we have not received any notification of uncollected and unpaid taxes, and we have not recorded any provisions for any potentially related obligations. Depending on the results of our examination and subsequent efforts to minimize amounts owed, we could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties, however, the amount is not estimable at this time due to the early state of our examination and the numerous factors, jurisdictions and assumptions involved

Sales Returns

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenues by Type

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Increase (Decrease)	2006	2005	Percent Increase (Decrease)
Revenues (in thousands):
Software licenses	$2,231	$2,140	4%	$4,655	$4,667	0%
Software maintenance	1,830	1,705	7%	3,641	3.314	10%
Professional services and other	1,095	1,265	(13)%	2,402	2,387	1%

Total	$5,156	$5,110	1%	$10,698	$10,368	3%

Revenues by type (as % of total revenues):
Software licenses	43%	42%		44%	45%
Software maintenance	35%	33%		34%	32%
Professional services and other	21%	25%		22%	23%

Total	100%	100%		100%	100%

Software license revenue

Software license revenues consist principally of fees generated from granting rights to use our Data and Text Analysis software products under both perpetual and fixed-term (subscription) license agreements.

Software license revenues increased by 4% for the three months ended June 30, 2006, as compared to the corresponding period of 2005. This increase was primarily due to an increase in the average size of our larger Data Analysis license sales that began in 2005, which, in part, is due and made possible by the release of S-Plus 7.0 Enterprise Server in April 2005, which was designed to process much larger data sets and address larger statistical data analysis problems. In addition, our strategic focus has been to sell larger, more value added deals, to higher levels in our customer’s organizational hierarchy. This has allowed us to engage in larger sales opportunities and licensing arrangements.

Software license revenues remained flat for the six months ended June 30, 2006, as compared to the corresponding period of 2005. Although the average deal size increased during the six months ended June 30, 2006, as compared to the corresponding period of 2005, for the same reason as described above, this increase was offset by the recognition in March 2005 of Text Analysis license revenue in the amount of $120,000 that related to a license sale booked in August of 2004. The revenue recognition for six months of this term license was delayed until its unique acceptance criteria were met in March of 2005. This term license had been sold and deferred prior to 2005 due to revenue recognition requirements. Were it not for this deferral, license revenue would have increased for the six months ended June 30, 2006, as compared to the corresponding period of 2005.

Maintenance revenue

Software maintenance is generally included with the initial purchase of products under perpetual licenses, and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial license sale.

Software maintenance revenues increased by 7% and 10% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. These increases were primarily due to the following factors:

•	An increase in our ongoing maintenance revenue stream driven by an ongoing increase in the size of our average license sale during the twelve-month period preceding the quarter ended June 30, 2006, as compared to the corresponding periods in prior years. Higher license revenues drive an increase in our ongoing maintenance revenue stream because each Data Analysis license sale typically includes one year of software maintenance that is amortized over a twelve-month period following the initial license sale.

•	An increase in our overall pricing of our products and services that occurred in the beginning of the second quarter of 2005.

If we are unable to maintain our current level of renewals for our Data Analysis software maintenance, or sales of our Data Analysis software products, our future maintenance revenue streams generated by our Data Analysis products may decrease.

Professional services and other revenue

Professional services and other revenue is generated from performing consulting and training activities, as well as selling consultant-configured vertical-specific solutions. Professional services and other revenue decreased by 13% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. These increases were primarily due to the following factors:

•	We strategically diverted consulting resources away from billable, and immediately recognizable, consulting projects in order to develop a consultant-configured solution targeted at the life sciences vertical.

•	Services performed at one large European Data Analysis customer decreased during the first two quarters of 2006 as compared to 2005, which was due in part to difficulties experienced in project management execution, which we believe has since been resolved.

Revenues by Segment

We review results from three segments: North American Data Analysis, International Data Analysis, and Text Analysis and we have international business operations primarily in Europe, and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Increase (Decrease)	2006	2005	Percent Increase (Decrease)
Revenues (in thousands):
North American Data Analysis	$3,039	$2,835	7%	$6,118	$5,632	9%
International Data Analysis	1,828	1,983	(8)%	3,938	3,909	1%
Text Analysis	289	292	(1)%	642	827	(22)%

Total	$5,156	$5,110	1%	$10,698	$10,368	3%

Revenues (as % of total revenues):
North American Data Analysis	59%	55%		57%	54%
International Data Analysis	35%	39%		37%	38%
Text Analysis	6%	6%		6%	8%

Total	100%	100%		100%	100%

North American Data Analysis revenue

North American Data Analysis revenues increased by 7% and 9% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. The following factors predominantly drove these increases:

•	As discussed above under “Software license revenue”, we experienced an increase in the average size of our larger Data Analysis software sales during the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005.

•	As discussed above under “Maintenance revenue”, we experienced an increase in our North American Data Analysis maintenance revenue during the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005.

International Data Analysis revenue

International Data Analysis revenues decreased by approximately $155,000 (or 8%) for the three months ended June 30, 2006, and remained relatively flat for the six months ended June 30, 2006, as compared to the corresponding periods of

2005. The decrease in the three months ended June 30, 2006, as compared to the corresponding period of 2005 was primarily due to a decrease in professional services revenue of approximately $209,000 (or 28%), offset by an increase in license revenue of approximately $48,000 (or 11%).

The decrease in International professional services revenue is primarily attributable to a decrease in consulting services performed during the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005 (see discussion above under “professional services and other revenues”). The increase in international license sales during the three months ended June 30, 2006, as compared to the corresponding period of 2005 was due to an increase in the size of our average license sale during the same corresponding period of 2005, as discussed above under “Software license revenue.”

Text Analysis revenue

Text Analysis revenues remained relatively flat for the three months ended June 30, 2006, and decreased by approximately $185,000 (or 22%) for the six months ended June 30, 2006, as compared to the corresponding periods of 2005. The decrease for the six months ended June 30, 2006, as compared to the corresponding periods of 2005 was due to a decrease in Text Analysis professional services revenue of approximately $137,000 (or 62%), and to a smaller degree, by a decrease in Text Analysis license revenues of approximately $48,000 (or 8%).

The decrease in Text Analysis professional services revenue during the six months ended June 30, 2006, as compared to the corresponding period of 2005, was primarily attributable to the completion of a large consulting engagement during the six months ended June 30, 2005. Text Analysis consulting engagements serviced during the six months ended June 30, 2006 were all of a smaller size.

Text Analysis license revenues decreased for the six months ended June 30, 2006, as compared to the corresponding six month period of 2005, due to the recognition in March 2005 of Text Analysis license revenue in the amount of $120,000 that related to a license sale booked in August of 2004, as discussed above under “Software License Revenue”. Were it not for this deferral, Text Analysis license revenue would have increased for the six months ended June 30, 2006, as compared to the corresponding period of 2005, and the decrease in total text analysis revenues during the six months ended June 30, 2006, as compared to the corresponding period of 2005, would have been less.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Increase (Decrease)	2006	2005	Percent Increase (Decrease)
Cost of revenues (in thousands):
Software-related	$397	$437	(9)%	$855	$841	2%
Professional services and other	951	673	41%	1,855	1,435	29%

Total	$1,348	$1,110	21%	$2,710	$2,276	19%

Cost of software related revenues as a % of software related revenues	10%	11%	(1)%	10%	11%	(1)%
Cost of professional services and other revenues as a % of professional services and other revenues	87%	53%	34%	77%	60%	17%

Total	26%	22%		25%	22%

Cost of software-related revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals and maintenance and technical support costs, and amortization of the costs of the software code underlying the “S” programming language purchased from Lucent Technologies Inc.

Although the cost of software-related revenue decreased by 9% and increased by 2% during the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005, the cost of software related revenues as percentage of software related revenues remained relatively flat during the same three and six month periods ended June 30, 2006 and 2005.

Cost of software-related revenues fluctuates from period to period depending on the mix and level of revenues, and depending on whether a particular quarter includes the costs, such as materials and distribution costs, of a license upgrade to existing maintenance customers. Significant components of software-related costs of revenues are fixed, including amortization of the software code purchased from Lucent and costs associated with technical support.

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

The cost of professional services and other revenues increased by 41% and 29% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. This increase was due to an increase in our professional services fixed-cost structure led by increases in headcount in both the United States and Europe, including the hiring of a Vice President of Professional Services in March 2006. The cost of professional services and other revenues as a percentage of professional services and other revenues increased by 34% and 17% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. This increase was due to the decrease in our professional services and other revenues combined with the increase in our fixed cost structure (as described above).

Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short-term. Consequently, these costs as a percent of revenues, and gross margins, can fluctuate from quarter to quarter, and year to year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Increase	2006	2005	Percent Increase
Sales and marketing expenses (in thousands)	$2,248	$2,035	10%	$4,404	$3,900	13%
Sales and marketing expenses (as percentage of total revenues)	44%	40%	4%	41%	38%	3%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs,

•	Temporary labor and consulting costs, and

•	Promotional activities such as the costs of advertising and trade shows.

Sales and marketing expenses increased by approximately $213,000 (or 10%), and $504,000 (or 13%) during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. As a percentage of total revenues, sales and marketing expenses increased by 4% and 3% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. These increases were due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel in both the United States and Europe, including the hiring of our Vice President of Marketing in the second quarter of 2005, and our General Manager of Text Analysis in the fourth quarter of 2005, as well as higher costs for temporary labor and promotional activities. Additionally, beginning January 1, 2006, sales and marketing expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $21,000 and $57,000 during the three and six months ended June 30, 2006, respectively. Prior to 2006, stock-based compensation expense was not included in our statement of operations.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development, Net

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Research and development (in thousands):
Research and development	$1,643	$1,462	12%	$3,304	$2,714	22%
Less - funded research	(594)	(649)	(8)%	(1,173)	(1,175)	0%

Research and development, net	$1,050	$813	29%	$2,131	$1,539	38%

Research and development (as percentage of total revenues):
Research and development	32%	29%	3%	31%	26%	5%
Less - funded research	(12)%	(13)%	(1)%	(11)%	(11)%	0%

Research and development, net	20%	16%	4%	20%	15%	5%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs such as salaries and direct employee benefits,

•	Indirect headcount-related costs such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs, and

•	Temporary labor and consulting costs.

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

Gross research and development expenses

Gross research and development expenses increased by approximately $181,000 (or 12%) and $590,000 (or 22%) during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. As a percentage of total revenues, gross research and development expenses increased by 3% and 5% during the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005. These increases were due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, as well as higher costs for temporary labor. Additionally, beginning January 1, 2006, research and development expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $23,000 and $46,000 during the three and six months ended June 30, 2006, respectively. Prior to 2006, stock-based compensation expense was not included in our statement of operations.

We expect our combined research and development expenses to increase in future periods as we place increased efforts toward further product development.

Funded research

Funded research decreased by $55,000 (or 8%) and remained flat during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. As a percentage of total revenues, funded research remained flat during the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005. The decrease during the three months ended June 30, 2006, as compared to the corresponding period of 2005 was due to the voluntary termination of certain billable research staff and the completion of several research projects during the quarter just ended.

Research and development, net

As a result of the increase in gross research and development costs and the decrease in the offsetting fees generated from funded research, total net research and development costs decreased during the three and six months ended June 30, 2006, as compared to the corresponding period of 2005.

During the remainder of 2006, we expect to increase our research and development expenses by investing in development of our product lines in order to set the foundation for future growth.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Increase	2006	2005	Percent Increase
General and administrative (in thousands)	$1,040	$817	27%	$2,129	$1,891	13%
General and administrative (as percentage of revenues)	20%	16%	4%	20%	18%	2%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration, including the office of the CEO, and the Board of Director’s:

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

General and administrative expenses increased by $223,000 (or 27%) and $238,000 (or 13%) during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. As a percentage of total revenues, general and administrative expenses increased by 4% and 2% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods of 2005. The increase in dollars was due primarily to the following offsetting factors:

•	Beginning January 1, 2006, general and administrative expenses reflect stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which amounted to $122,000 and $224,000 during the three and six months ended June 30, 2006. Previously, stock-based compensation expense was not included in the statement of operations.

•	An increase of approximately $100,000 in headcount-related costs such as salaries and direct employee benefits.

Currently, we will be required to comply with of section 404 of the Sarbanes-Oxley as of December 31, 2007, however, regulators are discussing potential changes to the current rules and regulations under Sarbanes-Oxley for non-accelerated and small-business filers, which may delay or remove the requirements currently in place. We are proceeding under the expectation that we will be required to comply as of December 31, 2007, and therefore, we will incur some expenses during the remainder of 2006 in meeting the anticipated compliance requirements.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Interest income	$120	$66	$211	$107
Interest expense	—	(2)	—	(8)
Foreign exchange transaction gains (losses)	(8)	(59)	13	(177)
Other	—	—	—	9

	$112	$5	$224	$69

Interest income

The increase in interest income for the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005, was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher yielding instruments.

Interest expense

The decrease in interest expense for the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005, was due to the reduction in the outstanding balance of our equipment loan with Silicon Valley Bank, which was fully paid as of March 31, 2006.

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

We incurred a foreign exchange transaction loss of $8,000 during the three months ended June 30, 2006, as compared to a $59,000 loss during the same period in the prior year. We incurred a foreign exchange transaction gain of $13,000 during the six months ended June 30, 2006, as compared to a $177,000 loss during the same period in the prior year. These changes in foreign exchange transaction gains and losses are due to changes in foreign currency exchange rates, and changes in the strength of the U.S. dollar which impacts U.S. dollar denominated intercompany balances, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Expense

Income tax benefit and expense for the three and six months ended June 30, 2006 were minor and changed slightly as compared to the corresponding periods of 2005, which is due to the incurrence of net losses in the three and six months ended June 30, 2006. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of operating income and loss generated in the various tax jurisdictions in which we operate.

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

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $9.9 million at December 31, 2005 to $11.1 million at June 30, 2006. Our working capital decreased from $7.4 million at December 31, 2005 to $5.9 million at June 30, 2006. This decrease was due to the movement of $1.0 in marketable securities from being short-term investments to that of long-term investments, which was purely a result of the underlying maturities of the investments. The remaining decrease in working capital was a result of an increase in spending on our information technology infrastructure, and the incurrence of a net loss during the three and six months ended June 30, 2006.

We generated $2.1 million in cash from operating activities during the six months ended June 30, 2006 compared to $0.7 million generated from operating activities in corresponding period of 2005. The increase in operating cash inflows primarily relates to the decrease in accounts receivable, net, which was mainly due to collections on the unusually high December 31, 2005 accounts receivable balance that resulted in part from the large license sale made in the fourth quarter of 2005, as well as increases in other net working capital components, other than cash and accounts receivable.

The difference between our net income (loss) and our operating cash inflows is attributable to non-cash expenses included in net income (loss), and changes in operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2006	2005
Net income (loss)	$(458)	$668
Add: non-cash expenses	878	601
Adjust for: changes in operating assets and liabilities	1,691	(541)

Net cash provided by operating activities	$2,111	$728

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $2.0 million for the six months ended June 30, 2006 compared to $0.8 million for the corresponding period in 2005. The higher use of cash in investing activities in the six months ended June 30, 2006 as compared to corresponding period in 2005 was due to an increase in capital expenditures of $1.0 million, an increase of 0.6 million in marketable securities having maturities greater than 90 days, offset by a $0.5 million payment made in the corresponding period of 2005 to Lucent Technologies Inc. in acquiring title to the software code underlying the “S” programming language. The increase in capital expenditures was predominantly related to investments we made in our information technology infrastructure, and we expect this investment to continue in future quarters of 2006.

Financing activities resulted in a net cash inflow of $382,000 in the six months ended June 30, 2006, compared to a $102,000 cash inflow in the corresponding period of 2005. The increase in cash flows from financing activities relates to an increase in the proceeds received from the exercise of employee stock options and contributions to our employee stock purchase plan during the six months ended June 30, 2006, as compared to the corresponding period in 2005.

In March 2006, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 24, 2007. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At June 30, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

We also have an equipment loan facility with Silicon Valley Bank, secured by underlying assets. We originally borrowed $450,000 under this facility in 2002. We entered the first quarter of 2006 with a $32,000 outstanding balance, which was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period, ending in March 2006. As of June 30, 2006, future maturities of debt under these arrangements were zero.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of June 30, 2006.

At June 30, 2006, our principal unused sources of liquidity consisted of cash, cash equivalents, short and long-term investments totaling $11.1 million, and our bank line of credit. Our liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

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

Commitments

As of June 30, 2006, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, are as follows (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Total
Operating lease obligations	$345	$531	$69	$63	$5	$1,013

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to obtain government contracts and research grants;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses associated with expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of The Sarbanes-Oxley Act of 2002, or SOX;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the expansion of our business;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses; and

•	defects or errors in our software, which may result in losses of customers or revenues.

•	we could incur tax charges in the future if a taxing authority in a jurisdiction in which we have not registered to pay taxes deems that we have established nexus.

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

We may incur losses in future periods, which could decrease our cash position and cause a decrease in our stock price.

As of June 30, 2006, we had an accumulated deficit of almost $27 million. We incurred net losses in the first and second quarters of 2006 and had quarters in 2005 and 2004 in which we achieved only slight profits. Because of this, and the fact that we are increasing our spending, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

We expect our expenses to grow at a higher rate in 2006 than they did in 2005, in part due to our decision to increase our product development, sales and professional services personnel costs to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions as well as our efforts to enhance our information technology resources and improve our internal controls. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future.

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

In addition, if we are unable to grow our revenues, we may be forced to discontinue certain development projects, which could limit our future product development opportunities.

If we do not attract and retain key employees or management team, our ability to execute our business strategy will be limited.

Our future performance depends largely on the efforts and abilities of our key technical, sales, customer support, accounting and managerial personnel and on our ability to attract and retain them. We have recently announced plans to add significantly to our headcount. As a result, our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive officers. Departures of key executives could adversely impact our reputation and our ability to execute our business strategy. Due to competition for qualified employees, we may have difficulty recruiting officers and employees with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

Market acceptance of open source alternatives to proprietary software, in particular R, poses a threat to our operating results.

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

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, our operating results could be negatively affected.

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

If we are unable to penetrate new end-user markets with our current and future products, the growth of our business will be limited, and, to the extent we need to enter new markets to offset declines in existing markets, our operating results could be negatively affected.

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

Many potential customers are not yet aware of the benefits of text analysis solutions utilizing relationship search capabilities, and our product may not achieve market acceptance.

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

To date, we have taken smaller orders for our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and generate orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining both telesales and direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will further depend on expanding our indirect distribution channels. These indirect channels include value added resellers, or VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants. If we experience difficulty in recruiting and retaining qualified telesales and direct sales personnel and in establishing third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

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

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or otherwise untimely cessation of the project would create a shortfall in revenue that would result in a negative impact on operating results for the services segment. We currently perform consulting services for one customer that accounted for 8.9% of total revenues during 2005 and continues to contribute a large amount to our revenues in 2006. Revenues to this or other customers may comprise a significant portion of our total revenue in future quarters. We have allocated resources to performing services for this customer such that we have limited, and may continue to limit, our ability to pursue other opportunities. If we cease performing services for this customer prior to the time that we expect these services to cease, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

Although regulators are discussing potential changes to the current rules and regulations under Sarbanes-Oxley for non-accelerated and small-business filers which may delay or remove the requirements currently in place, we are proceeding with the expectation that small companies such as ours will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404) for the fiscal year ending December 31, 2007, therefore we will begin to incur costs of compliance in the second half of 2006 and, unless there are regulatory changes before then, we will incur significant compliance related expenditures in 2007 and beyond, putting us at a disadvantage with private companies and public companies that are not subject to the provisions of SOX 404, such as those registered in other countries.

SOX 404 requires that we furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services, which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by SOX 404 are new for small companies and neither small companies nor auditing firms have significant experience in interpreting the requirements that have been applied to large companies. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors.

Compliance with SOX 404 will require a significant amount of management, including executive, effort and attention that could otherwise be focused on issues directly impacting the non-compliance related operations and business strategy of the company.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report, in accordance with SOX 404, on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

We have implemented efforts to improve our internal controls, but they might not prove sufficient. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We have incurred significant expenditures to enhance our information technology resources. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

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

We could incur charges in the future if a taxing authority in a jurisdiction in which we have not registered to pay taxes deems that we have established nexus.

We generate sales in almost every state. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established nexus in a particular jurisdiction. We are registered in several states and local jurisdictions and we remit required state and local taxes on related business operations in those states. In the second quarter of 2006, we began a comprehensive examination of the tax rules for the various jurisdictions where we generate sales. In the course of this investigation, we preliminarily concluded that some jurisdictions may have a basis to claim that we had taxable nexus for a period of time and we may not have appropriately registered for business nor collected and remitted required sales taxes for business activities. We have begun to further analyze current and past business activities for a more definitive conclusion on any potentially uncollected and unpaid sales taxes and to ensure we are appropriately registered for future business activities. We expect that as a result of the further examination we will conclude that there were taxes that we should have collected and remitted. If this is the case, we may seek payment from our customers or otherwise verify that they paid the appropriate taxes through other means, thereby, if successful, eliminating our obligation to collect and remit the taxes. Additionally, as a remedy, we may apply for amnesty, settlements or exemption from previously unpaid taxes that may reduce the amounts owing, if any. In states where we are not currently registered, we have not received any notification of uncollected and unpaid taxes, and we have not recorded any provisions for any potentially related obligations. Depending on the results of our examination and subsequent efforts to minimize amounts owed, we could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties, however, the amount is not estimable at this time due to the early state of our examination and the numerous factors, jurisdictions and assumptions involved

Rapid changes in technology could render our products obsolete or unmarketable, and we may be unable to introduce new products and services successfully and in a timely manner which would be detrimental to our operating results.

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

We focus our statistics business primarily on the financial services and life sciences markets and are thus sensitive to changes in the specific economic conditions that affect them. A substantial change in the economic condition of either of these markets or other markets into which we sell our products will affect our ability to sell our products and to forecast sales.

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

August 14, 2006

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