Form 10QSB
period 2006-09-30
INSIGHTFUL CORP
filed 2006-11-14
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, was 12,785,799 as of October 27, 2006.

Transitional Small Business Disclosure Format (Check one) YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,432	$9,185
Trade accounts receivable, net	3,270	5,666
Short-term investments	895	724
Other receivables	500	364
Prepaid expenses and other current assets	417	636

Total current assets	12,514	16,575
Long-term investments	2,360	—
Property and equipment, net	2,655	1,212
Purchased technology, net	196	637
Goodwill	800	800
Other assets	55	45

Total assets	$18,580	$19,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$32
Accounts payable	738	701
Accrued payroll-related liabilities	1,394	1,666
Accrued expenses and other current liabilities	313	513
Deferred revenue	5,307	6,271

Total current liabilities	7,752	9,183
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized - 1,000,000 shares
Issued and outstanding - none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding - 12,775,585 and 12,543,097 shares at September 30, 2006 and December 31, 2005, respectively	128	125
Additional paid-in capital	37,551	36,610
Accumulated deficit	(26,572)	(26,401)
Other accumulated comprehensive loss	(279)	(248)

Total stockholders’ equity	10,828	10,086

Total liabilities and stockholders’ equity	$18,580	$19,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$2,281	$2,227	$6,936	$6,894
Software maintenance	1,858	1,681	5,498	4,995
Professional services and other	1,712	1,500	4,115	3,887

Total revenues	5,851	5,408	16,549	15,776

Cost of revenues:
Software related	395	538	1,249	1,379
Professional services and other	971	742	2,826	2,177

Total cost of revenues (including stock- based compensation expense of $8 and $0 during the three months ended September 30, 2006 and 2005, and $20 and $0 during the nine months ended September 30, 2006 and 2005, respectively)	1,366	1,280	4,075	3,556

Gross profit	4,485	4,128	12,474	12,220

Operating expenses:
Sales and marketing (including stock- based compensation expense of $17 and $0 during the three months ended September 30, 2006 and 2005, and $75 and $0 during the nine months ended September 30, 2006 and 2005, respectively)	2,180	1,955	6,580	5,855
Research and development (including stock- based compensation expense of $23 and $0 during the three months ended September 30, 2006 and 2005, and $69 and $0 during the nine months ended September 30, 2006 and 2005, respectively)	1,744	1,407	5,049	4,121
Less - Funded research	(549)	(533)	(1,722)	(1,707)

Research and development, net	1,195	874	3,327	2,414
General and administrative (including stock- based compensation expense of $97 and $0 during the three months ended September 30, 2006 and 2005, and $320 and $0 during the nine months ended September 30, 2006 and 2005, respectively)	989	1,074	3,123	2,965

Total operating expenses	4,364	3,903	13,030	11,234

Income (loss) from operations	121	225	(556)	986
Other income, net	167	86	391	19

Income (loss) before income taxes	288	311	(165)	1,005
Income tax expense	(1)	—	(6)	(26)

Net income (loss)	$287	$311	$(171)	$979

Basic net income (loss) per share	$0.02	$0.02	$(0.01)	$0.08

Diluted net income (loss) per share	$0.02	$0.02	$(0.01)	$0.07

Basic weighted average common shares outstanding	12,751	12,494	12,637	12,454
Diluted weighted average common shares outstanding	13,246	13,224	12,637	13,123

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(171)	$979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	847	885
Stock-based compensation expense	484	—
Changes in current assets and liabilities:
Trade and other accounts receivable	2,403	903
Prepaid expenses and other assets	220	(44)
Accounts payable	26	(558)
Accrued payroll-related liabilities and other accrued expenses	(520)	(73)
Deferred revenue	(1,078)	(616)

Net cash provided by operating activities	2,211	1,476

Investing activities:
Purchases of short- and long-term investments	(3,260)	(632)
Proceeds from sales and maturities of short- and long-term investments	725	—
Purchases of property and equipment	(1,838)	(418)
Payment made for purchase of technology	—	(500)

Net cash used in investing activities	(4,373)	(1,550)

Financing activities:
Payments on debt	(32)	(97)
Proceeds from exercise of stock options and employee stock purchase plan	459	203

Net cash provided by financing activities	427	106

Effect of exchange rate changes on cash and cash equivalents	(18)	(32)

Net (decrease) in cash and cash equivalents	(1,753)	—

Cash and cash equivalents, beginning of period	9,185	9,650

Cash and cash equivalents, end of period	$7,432	$9,650

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$2
Income taxes	$3	$12

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2006

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a) Description of Business

Insightful Corporation and its subsidiaries (collectively, the “Company”) provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. The Company is a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text. The Company’s customers include primarily companies in financial services, pharmaceuticals, biotechnology, telecommunications and manufacturing, as well as government and research institutions. Headquartered in Seattle, Washington, the Company also has offices in North Carolina, France, Switzerland, and the United Kingdom, with distributors around the world.

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company offers a variety of scalable data and text analysis software solutions, maintenance contracts, training and consulting services to its customers. The Company records revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, as well as related interpretations including Technical Practice Aids.

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

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as InFact, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

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

Consulting revenues typically include providing customers assistance in developing complex software models and/or data and text analysis techniques, and developing consultant-configured, vertical-specific solutions that are designed to enable the Company to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by the Company. In addition, consulting revenues include deployment assistance, project management, integration with existing customer applications, training services, and related services generally performed on a time-and-materials basis under separate service arrangements. Training consists of fee-based courses offered on a per-attendee or a per-group rate. Revenues from consulting and training services are generally recognized as services are performed.

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

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. An evaluation on the probability of collection is generally based upon the assessment of the customer’s financial condition. For existing customers, this evaluation leverages a customer’s prior payment history. The Company has an unconditional 30-day return policy on software license purchases, and therefore provides for estimated returns at the time of sale based on historical experience.

Cash payments received or accounts receivable due in advance of revenue recognition are recorded as deferred revenue on the accompanying consolidated balance sheets.

(c) Stock-Based Compensation and Stockholders’ equity

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options granted under the Company’s stock plans and employee stock purchases made under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal 2006. In its adoption of SFAS 123R, the Company has applied the provisions of the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was approximately $145,000 and $484,000, respectively, which consisted of stock-based compensation expense related to employee stock options and stock purchases under the ESPP. The Company did not recognize any stock-based compensation expense related to employee stock options or ESPP purchases during the three and nine months ended September 30, 2005.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method set forth in APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$8	$20
Sales and marketing	17	75
Research and development, net	23	69
General and administrative	97	320

Stock-based compensation expense included in operating expenses	$145	$484

The weighted average fair value of employee stock options granted in the nine months ended September 30, 2006 and 2005 was $1.54 and $1.94, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended September 30, 2005 under the provisions of SFAS 123 as if the Company had recognized compensation expense for all share-based payments to employees based on their fair values prior to the adoption of SFAS 123R on January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$311	$979
Employee stock-based compensation, as reported	—	—
Employee stock-based compensation determined under the fair value method (restated)(1)	233	666

Pro forma net income (restated)(1)	$78	$313

Basic net income per share	$0.02	$0.08
Diluted net income per share	$0.02	$0.07
Pro forma basic net income per share (restated)(1)	$0.02	$0.03
Pro forma diluted net income per share (restated)(1)	$0.02	$0.02

(1)	Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in the Company’s 2005 stock option disclosures. These errors resulted in an overstatement of pro forma stock-based compensation disclosed in periods prior to the fourth quarter of 2005. The errors related to improper amortization of Board of Director grants, as well as the use of inappropriate stock prices for two days in 2002 and 2003 in the calculation of the volatility assumption used in the Black-Scholes pricing model, which resulted in an overstatement of the volatility variable. This resulted in an overstatement of stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation disclosed for the nine months ended September 30, 2005 by $0.4 million.

A reconciliation of pro forma stock-based compensation amounts reported for the three and nine months ended September 30, 2005 in the September 30, 2005 financial statement footnotes to the restated amounts is as follows:

	Pro Forma	Pro Forma
Three months ended September 30, 2005	Stock-Based Compensation (In Thousands):	Basic and Diluted Net Income (Loss) Per Share:
As previously reported	$273	$—
Adjustments resulting from corrections to calculations	$(40)	$0.01

As currently reported	$233	$0.01

	Pro Forma	Pro Forma
Nine months ended September 30, 2005	Stock-Based Compensation (In Thousands):	Basic and Diluted Net Income (Loss) Per Share:
As previously reported	$1,094	$—
Adjustments resulting from corrections to calculations	$(428)	$0.02

As currently reported	$666	$0.02

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	4.82%	3.85%
Expected dividend yield	None	None
Expected life	3.71 years	5.00 years
Expected volatility	67.0%	84.0%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility plus implied volatility of the Company’s stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within the Company’s industry.

The variables used for stock price volatility and option lives involve management’s best estimates. Both of these variables impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of the Company’s common stock to eligible employees and others defined in the 2001 Plan.

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 885,000 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006. As of September 30, 2006, 1,295,000 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over various time-based milestones within a four-year period.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and are fully vested upon grant. At September 30, 2006, 631,000 option shares were available for future grant under the 2001 Directors’ Plan.

Under the Company’s Non-Qualified, Non-Officer Stock Option Plan (the “1996 Non-Officer Plan”), Company employees and consultants are eligible to receive nonqualified options to purchase shares of Company common stock. Option grants under the 1996 Non-Officer Plan are typically made at fair market value at the time of grant. Vesting is determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable. At September 30, 2006, 176,000 option shares were available for future grant under the 1996 Non-Officer Plan.

The following table summarizes stock option activity for all of the Company’s stock option plans during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	2,920,000	$2.27
Granted	720,000	$2.94
Exercised	(206,000)	$2.14		$192
Cancelled	(278,000)	$2.99

Outstanding September 30, 2006	3,156,000	$2.36	7.42	$1,905
Estimated forfeitures at September 30, 2006	(417,000)

Vested or expected to vest at September 30, 2006	2,739,000	$2.32	8.9	$1,783
Exercisable at September 30, 2006	1,804,000	$2.21	6.5	$1,399

A summary of the status of unvested employee stock options as of September 30, 2006, and changes during the nine-month period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	1,361,000	$1.59
Granted	720,000	$1.54
Vested	(511,000)	$1.46
Forfeited	(219,000)	$1.82

Unvested at September 30, 2006	1,351,000	$1.57

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of September 30, 2006, and December 31, 2005, cash and cash equivalents amounted to $7.4 million and $9.2 million, respectively. At September 30, 2006 and December 30, 2005, marketable securities classified as cash equivalents amount to $3.6 million and $5.9 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of September 30, 2006, the Company’s total marketable securities were $6.9 million, of which $3.6 million were classified as cash equivalents, $0.9 million were classified as short-term investments and $2.4 million were classified as long-term investments.

Of the total $6.9 million in marketable securities, $4.9 million were corporate debt securities and $1.9 million were government and agency obligations. As of September 30, 2006, marketable securities had an unrealized gain of $5,000 and realized gains and losses of zero.

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

(h) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the nine months ended September 30, 2006 and 2005, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date were not material.

(i) Funded Research

The Company has a funded research group that receives funding from U.S. federal agencies for research work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual, signal, and image data. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed and/or the fees become billable. Because the grants received are generally aligned with the Company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funding received under these grants is subject to audits for several years after the funding is received and, depending on the results of those audits, the Company could be obligated to repay a portion of the funding. A liability for such potential repayment has not been recorded as the Company considers it neither probable nor reasonably estimable.

(j) Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The aggregate transaction gain was $18,000 and $12,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The aggregate transaction gain (loss) was $31,000 and ($164,000) for the nine-month periods ended September 30, 2006 and 2005, respectively.

(k) Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting. The Company currently distinguishes three reporting units that have goodwill, as follows: U.S. Data Analysis, Insightful United Kingdom, and Insightful Switzerland.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangibles are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1st. Additional tests are performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2005, nor did any such events occur or circumstances exist during the nine months ended September 30, 2006 that would indicate impairment existed as of September 30, 2006.

(l) Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. As of September 30, 2006, the Company’s purchased technology meets this classification and is being amortized to expense over three years. See Note 3.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company considers the existence of facts or circumstances, both internal and external, that may suggest that the carrying amount of long-lived assets may not be recoverable. If such facts and circumstances were to exist, recoverability of assets held and used would be measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount were higher, the impairment loss would be measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value based on the present value of estimated expected future cash flows.

(m) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas that include, but are not limited to, (i) revenue recognition, (ii) provision for bad debt, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, (v) tax assets and liabilities and other tax exposure items, and (vi) valuation of stock options using the Black Scholes option pricing model.

(n) Financial Instruments

At September 30, 2006, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, and equipment financing debt. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of equipment financing debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

(o) Taxes

The Company follows the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of SFAS No. 5, Accounting for Contingencies. Under these rules, certain assumptions are made that represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, the Company establishes accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. These accruals are established when, despite the Company’s belief that its tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations.

The Company generates sales in almost every state. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established nexus in a particular jurisdiction. The Company is currently registered in several states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states. In the second quarter of 2006, the Company began a comprehensive examination of the tax rules for the various jurisdictions where the Company generates sales. In the course of this investigation, the Company preliminarily concluded that some jurisdictions may have a basis to claim that the Company had taxable nexus for a period of time and the Company may not have appropriately registered for business or collected and remitted required sales taxes for business activities. The Company has begun to further analyze current and past business activities for a more definitive conclusion on any potentially uncollected and unpaid sales taxes and to ensure the Company is appropriately registered for future business activities. The Company expects that, as a result of this further examination, the Company will conclude that there were taxes that the Company should have collected and remitted. If this is the case, the Company may seek payment from its customers or will otherwise verify that the customers paid the appropriate taxes through other means, which, if successful, would eliminate the Company’s obligation to collect and remit the taxes. The Company may also qualify and apply for amnesty, settlements or exemption from previously unpaid taxes that may reduce the amounts owing, if any. In states in which the Company is not currently registered, the Company has not received any notification of uncollected and unpaid taxes, and the Company has not recorded any provisions for any potentially related obligations. Depending on the results of the Company’s examination and subsequent efforts to minimize amounts owed, the Company could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties, for previous sales to customers. However, the amount is not estimable at this time due to the early state of the Company’s examination, the large number of customers the Company needs to contact and the numerous factors, jurisdictions and assumptions involved.

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

(p) Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of a company’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its financial condition, or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed not to be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporarily impaired debt securities to be written down to their impaired value, which becomes the new cost basis. The Company adopted FSP Nos. FAS 115-1 and FAS 124-1 effective for fiscal periods beginning after December 15, 2005. The adoption did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in APB 20 requiring justification of a change in accounting principle on the basis of preferability. The Company adopted SFAS 154 effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2006 the Company adopted SFAS 123R, Accounting for Share Based Payments. See Note 2(c).

(3) PURCHASED TECHNOLOGY

In January 2004, the Company acquired title to the software code underlying the “S” programming language from Lucent Technologies Inc. for $2.0 million. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition, in the amount of $235,000. As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount is being amortized to software-related cost of revenues over a three-year estimated life. The Company recorded $147,000 in amortization expense related to this technology during the three-month periods ended September 30, 2006 and 2005, and $441,000 during the nine-month periods ended September 30, 2006 and 2005. This technology is scheduled to be fully amortized by January 31, 2007 with corresponding amortization estimated to be $147,000 and $49,000 in 2006 and 2007, respectively.

Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 and the remaining $0.5 million was paid in the first quarter of 2005.

(4) FINANCING ARRANGEMENTS

In March 2006, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 31, 2007. This facility, which is secured by the Company’s accounts receivable, allows the Company to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million, and bears interest at the prime rate plus 1%. At September 30, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

The Company also has an equipment loan facility with Silicon Valley Bank, secured by underlying assets. The Company originally borrowed $450,000 under this facility in 2002. The Company’s outstanding balance under this facility was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period that ended in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of September 30, 2006.

(5) NET INCOME PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares used in basic net income (loss) per share computation	12,751	12,494	12,637	12,454
Effect of dilutive common stock equivalents(1)	495	730	—	669

Shares used in diluted net income (loss) per share computation	13,246	13,224	12,637	13,123

(1)	Common stock equivalents totaling 616,000 were excluded from dilutive net income (loss) per share for the nine month period ended September 30, 2006 as their inclusion would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options excluded from the computation of diluted net income (loss) per share, other than those used in the determination of common stock equivalents disclosed above	1,064	375	1,192	396

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. As of September 30, 2006, comprehensive income (loss) included foreign currency translation adjustments and unrealized gains and losses on investments held in marketable securities. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$287	$311	$(171)	$979
Change in cumulative translation adjustment	(21)	(2)	(36)	39
Unrealized gains (losses) on short and long-term investments in marketable securities	2	(1)	5	(1)

Comprehensive income (loss)	$268	$308	$(202)	$1,017

(7) SEGMENT REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. The Company has three business segments: North American Data Analysis, International Data Analysis and Text Analysis. The Company measures segment performance based on revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	North American Data Analysis	International Data Analysis	Text Analysis (1)	Total
Three months ended September 30, 2006
Revenues	$3,203	$2,420	$228	$5,851
Contribution margin	1,478	836	(30)	2,284
Unallocated costs and expenses				(2,163)

Income from operations				$121

Three months ended September 30, 2005
Revenues	$2,939	$2,064	$405	$5,408
Contribution margin	1,373	599	65	2,037
Unallocated costs and expenses				(1,812)

Income from operations				$225

(1)	Text analysis revenues consisted of $189,000 from the United States and $38,000 from Europe during the three months ended September 30, 2006, and $355,000 from the United States and $50,000 from Europe during the three months ended September 30, 2005.

	North American Data Analysis	International Data Analysis	Text Analysis(2)	Total
Nine months ended September 30, 2006
Revenues	$9,321	$6,359	$869	$16,549
Contribution margin	4,015	1,889	(128)	5,776
Unallocated costs and expenses				(6,332)

Loss from operations				$(556)

Nine months ended September 30, 2005
Revenues	$8,571	$5,973	$1,232	$15,776
Contribution margin	4,027	2,013	315	6,355
Unallocated costs and expenses				(5,369)

Income from operations				$986

(2)	Text analysis revenues consisted of $696,000 from the United States and $173,000 from Europe during the nine months ended September 30, 2006, and $1,099,000 from the United States and $133,000 from Europe during the nine months ended September 30, 2005.

(9) REVENUE CONCENTRATION

One customer accounted for $0.7 million (13%) and $1.6 million (10%) of total revenues for the three and nine months ended September 30, 2006, respectively. This same customer accounted for $0.7 million (13%) and $1.5 million (10%) of total revenues for the three and nine months ended September 30, 2005, respectively.

(8) COMMITMENTS AND CONTINGENCIES

In some of its licensing agreements, the Company provides indemnification for intellectual property infringement. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At September 30, 2006, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

In the second quarter of 2006, the Company began a comprehensive examination of the tax rules for the various jurisdictions where it generates sales. In the course of this investigation, the Company preliminarily concluded that it may not have collected and remitted required sales taxes for business activities in some jurisdictions. Depending on the results of its examination and subsequent efforts to minimize amounts owed, the Company could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties. However, the amount is not estimable at this time due to the early state of the Company’s examination, the large number of customers the Company needs to contact and the numerous factors, jurisdictions and assumptions involved. See Note 2(o).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this report.

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

Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied by the forward-looking statements for many reasons, including the factors described in the section entitled “Important factors that may affect our business, our operating results, and our stock price” in this report. Other factors besides those described in this report could also affect actual results.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

Description of Our Business

We provide enterprises with scalable data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships in data. We are a supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments enabling customers to gain intelligence from numerical data and text.

Our products include S-PLUS® and S-PLUS® Server, Insightful Miner™, InFact® and various S-PLUS toolkits for vertical market categories such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of analytical solutions.

Our consulting and training organization provides fee-based services. These services include assisting our customers in developing complex statistical models and data or text analysis techniques; developing consultant-configured vertical-specific solutions that are designed to enable us to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by us; deployment assistance; project management; integration with existing customer applications; and related services generally performed on a time-and-materials basis under separate service arrangements. We also offer a series of fee-based training courses to our customers.

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

Headquartered in Seattle, Washington, we also have an office in North Carolina and offices in France, Switzerland, and the United Kingdom, with distributors around the world. At September 30, 2006, we employed 104 persons in the United States and 34 persons in Europe. We were originally incorporated in Massachusetts in 1984 as Mathsoft, Inc. and reincorporated in Delaware in 2001.

Critical Accounting Policies and Estimates

We have based our discussion and analysis or plan of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenues primarily from three sources: license revenues, which consist of perpetual and fixed term software license fees; maintenance revenues, which consist of fees for maintenance and support; and professional services revenues, which consist of fees for consulting and training.

We follow very specific and detailed guidelines, discussed in Note 2 of our condensed consolidated financial statements, in recognizing and measuring revenues. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific objective evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns.

If we were to change any of these assumptions or judgments, which are made based upon all of the information available to us at the time, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Deferred revenue is recognized over time as the applicable revenue recognition criteria are satisfied.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our employee stock purchase plan, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. We have applied the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods before the first quarter of 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

We calculate the fair value of our stock options granted to employees using the Black-Scholes valuation method, which requires us to make assumptions about risk-free interest rate, expected dividend, expected term (in years), expected volatility and weighted-average fair value. The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and is determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. In determining the expected term of options, we consider the vesting schedules and other contractual terms of the awards and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. The weighted average fair value of employee stock options granted in the nine months ended September 30, 2006 and 2005 was $1.54 and $1.94.

Our determination of stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

See Note 2 in the Consolidated Financial Statements for additional information on stock-based compensation expense and stock option related data.

Taxes

We follow the asset and liability method of accounting for income taxes as set forth by Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, and the provisions of SFAS No. 5, Accounting for Contingencies. Under these rules, certain assumptions are made that represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We are required to estimate our potential tax obligations and claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes and accruals for income and other tax exposures. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, we establish accruals for tax-related uncertainties based on estimates of whether, and to the extent which, additional taxes and interest will be due. We establish an accrual when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We then adjust the accrual in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We have established a valuation allowance to reduce deferred tax assets as we believe it is not more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets in the foreseeable future. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from our estimates. Any changes in circumstances related to these contingencies could have a material effect on our financial condition, results of operations and cash flows.

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

Impairment of Goodwill and Other Long Lived Assets

We evaluate goodwill arising from acquired businesses for potential impairment on an annual basis, using an October 1 measurement date. This evaluation requires significant judgment and estimation. In addition, throughout the year we consider whether there are impairment indicators that would require an immediate evaluation of impairment. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired. Impairment losses, if any, will be charged to earnings in the period in which they are identified.

Contingencies

We are periodically engaged in legal actions arising in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach.

Results of Operations

Revenues by Type

We have three revenue sources: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2006	2005		2006	2005
Revenues (in thousands):
Software licenses	$2,281	$2,227	2%	$6,936	$6,894	1%
Software maintenance	1,858	1,681	11%	5,498	4,995	10%
Professional services and other	1,712	1,500	14%	4,115	3,887	6%

Total	$5,851	$5,408	8%	$16,549	$15,776	5%

Revenues by type (as % of total revenues):
Software licenses	39%	41%		42%	43%
Software maintenance	32%	31%		33%	32%
Professional services and other	29%	28%		25%	25%

Total	100%	100%		100%	100%

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our Data Analysis and Text Analysis software products under both perpetual and fixed-term (subscription) license agreements.

Software license revenues increased by 2% for the three months ended September 30, 2006, as compared to the corresponding period of 2005, primarily due to an increase in the average size of our larger Data Analysis license sales, a general trend that began in 2005. The increase in average deal size is due in part to, and was made possible by, the release in April 2005 of S-Plus 7.0 Enterprise Server, which was designed to process much larger data sets and address larger statistical data analysis problems. In addition, our strategic focus has been to sell larger, more value-added deals, to higher levels in our customers’ organizational hierarchy. This has allowed us to engage in larger sales opportunities and licensing arrangements.

Software license revenues increased by 1% for the nine months ended September 30, 2006, as compared to the corresponding period of 2005, as a result of the increase in average deal size. The increase in deal size was offset by the recognition in March 2005 of Text Analysis license revenue in the amount of $120,000 that related to a license sale booked in August 2004. The revenue recognition for six months of this term license was delayed until its unique acceptance criteria were met in March of 2005. Were it not for this deferral, the increase in license revenue for the nine months ended September 30, 2006, compared to the corresponding period of 2005, would also have been 2%.

Maintenance Revenue

We provide product updates and unspecified product upgrades and customer support services under maintenance agreements. Maintenance and support is included as part of our annual subscription-based licenses. The initial one-year maintenance contract is bundled into the license fees on most of our perpetual license agreements. Support is available only to customers who purchase our annual maintenance service. Customers who purchase products from distributors may receive first-line technical support from their respective local distributors, with further support and escalation provided by our staff.

Software maintenance is generally included with the initial purchase of products under perpetual licenses. The related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial license sale.

Software maintenance revenues increased by 11% and 10% for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. These increases were primarily due to the following factors:

•	An increase in our ongoing maintenance revenue stream driven by an ongoing increase in the size of our average license sale during the twelve-month period preceding the quarter ended September 30, 2006, as compared to the corresponding periods in prior years. Higher license revenues drive an increase in our ongoing maintenance revenue stream because each Data Analysis license sale typically includes one year of software maintenance that is amortized over a twelve-month period following the initial license sale.

•	An increase in the pricing of certain of our products and services that occurred in the beginning of the second quarter of 2005.

Professional Services and Other Revenue

Professional services and other revenue is generated from performing consulting and training activities, as well as selling consultant-configured, vertical-specific solutions in the data analysis market.

Professional services and other revenue increased by 14% and 6% for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. These increases were due to an increase in data analysis professional services of 12% and 8%, offset by a decrease in text analysis professional services of 42% and 29%, during those respective periods.

The increase in data analysis professional services revenue for the three months ended September 30, 2006, as compared to the corresponding period of 2005, was primarily due to our performance of services for an additional significant customer in the life-science finance vertical in Europe. The increase in data analysis professional services revenue for the nine months ended September 30, 2006, as compared to the corresponding period of 2005, was primarily due to the following factors:

•	We performed services for an additional significant customer in the life-science finance vertical in Europe; and

•	We have been developing a strategy of creating, marketing, and implementing consultant-configured, vertical-specific solutions targeted to solve the specific business issues of larger customers, and we sold and implemented such solutions in the life sciences vertical in the United States and the finance vertical in Europe.

The decrease in text analysis professional services revenues was primarily due to softness in demand for our product in the defense intelligence industry. The defense intelligence and life sciences industries currently comprise our entire text analysis revenue base. We believe that the softness in demand for InFact was in part due to ineffective sales efforts, as well as general softness in the market for text analysis products.

Revenues by Segment

We report results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
Revenues (in thousands):
North American Data Analysis	$3,203	$2,939	9%	$9,321	$8,571	9%
International Data Analysis	2,420	2,064	17%	6,359	5,973	6%
Text Analysis	228	405	(44)%	869	1,232	(29)%

Total	$5,851	$5,408	8%	$16,549	$15,776	5%

Revenues (as % of total revenues):
North American Data Analysis	55%	54%		56%	54%
International Data Analysis	41%	38%		39%	38%
Text Analysis	4%	8%		5%	8%

Total	100%	100%		100%	100%

North American Data Analysis Revenues

North American Data Analysis revenues increased by 9% for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. These increases were driven primarily by the increases in Data Analysis license revenues, Data Analysis maintenance revenues and professional services revenues discussed above.

International Data Analysis Revenue

International Data Analysis revenues increased by 17% and 6% for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. These increases were driven primarily by the increases in Data Analysis license revenues, Data Analysis maintenance revenues and professional services revenues discussed above. These increases were also due in part to improvements in our international sales and project management made possible by the hiring of a new head of European professional services during the quarter.

One international Data Analysis customer accounted for $0.7 million (13%) and $1.6 million (10%) of our total revenues for the three and nine months ended September 30, 2006. This same customer accounted for $0.7 million (13%) and $1.5 million (10%) of total revenues for the three and nine months ended September 30, 2005.

Text Analysis Revenue

Text Analysis revenues decreased by 44% and 29% for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. The decreases were due to the factors affecting text analysis professional services revenue discussed above under “Professional Services and Other Revenue.” Additionally, the decrease in text analysis license revenues for the nine months ended September 30, 2006, as compared to the corresponding period of 2005, also reflects the recognition in March 2005 of $120,000 in Text Analysis license revenue relating to a license sale booked in August 2004, as discussed above.

Cost of Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
Cost of revenues (in thousands):
Software-related	$395	$538	(27)%	$1,249	$1,379	(9)%
Professional services and other	971	742	31%	2,826	2,177	30%

Total	$1,366	$1,280	7%	$4,075	$3,556	15%

Cost of software-related revenues as a % of software-related revenues	10%	14%		10%	12%
Cost of professional services and other revenues as a % of professional services and other revenues	57%	49%		69%	56%

Total	23%	24%		25%	23%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the “S” programming language purchased from Lucent Technologies Inc.

For the three and nine months ended September 30, 2006, the cost of software-related revenues decreased in absolute dollars by 27% and 9% and the cost of software-related revenues as a percentage of software-related revenues decreased by four and two percentage points, as compared to the corresponding periods of 2005. These decreases largely reflect the upgrade costs incurred during 2005 as a result of the release of version 7.0 of the S-PLUS product, as well as adjustments made to inventory balances during the three months ended September 30, 2005, which included the write-off of inventory deemed obsolete due to the S-PLUS 7.0 product release.

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

Cost of Professional Services and Other Revenues

Cost of professional services and other revenues consist primarily of the following:

•	Direct headcount-related costs, such as salaries and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs, including costs related to training.

For the three and nine months ended September 30, 2006, the cost of professional services and other revenues increased in absolute dollars by 31% and 30% and the cost of professional services and other revenues as a percentage of professional services and other revenues increased by eight and thirteen percentage points, as compared to the corresponding periods of 2005. These increases were due to an increase in our professional services fixed-cost structure driven by increases in headcount in both the United States and Europe, including the hiring of a Vice President of Professional Services in March 2006 and a head of European professional services in July 2006. Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short term. Consequently, these costs as a percent of revenues, and gross margins, can fluctuate from quarter to quarter, and year to year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels.

We are implementing a strategy of creating, marketing, and implementing consultant-configured, vertical-specific solutions targeted to solve the specific business issues of larger customers. These solutions combine our technology with our consulting expertise, so that each sale and implementation of a particular solution becomes incrementally more efficient.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2006	2005		2006	2005
Sales and marketing expenses (in thousands)	$2,180	$1,955	12%	$6,580	$5,855	12%
Sales and marketing expenses (as percentage of total revenues)	37%	36%		40%	37%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

For the three and nine months ended September 30, 2006, sales and marketing expenses increased in absolute dollars by 12% and remained relatively flat as a percentage of total revenues. The increase in absolute dollars was due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel in both the United States and Europe, including the hiring of our former General Manager of Text Analysis in the fourth quarter of 2005, as well as higher costs for temporary labor and promotional activities. Additionally, beginning January 1, 2006, sales and marketing expenses reflect stock-based compensation expense under SFAS 123R related to employee stock options and employee stock purchases, which amounted to $17,000 and $75,000 during the three and nine months ended September 30, 2006. Before 2006, stock-based compensation expense was not included in our statement of operations.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development, Net

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
Research and development expenses (in thousands):
Research and development	$1,744	$1,407	24%	$5,049	$4,121	23%
Less - funded research	(549)	(533)	3%	(1,722)	(1,707)	1%

Research and development, net	$1,195	$874	37%	$3,327	$2,414	38%

Research and development expenses (as percentage of total revenues):
Research and development	30%	26%		31%	26%
Less - funded research	(9)%	(10)%		(10)%	(11)%

Research and development, net	20%	16%		20%	15%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

Our research and development is split into two teams: Research and Development. The Research team is generally focused on performing work relating to government grants and contracts, and the Development team is generally focused on work that is geared toward commercial applications that are intended to be immediately deployed. Funded research amounts result from fees generated from Research work performed under government grants, which fees are netted against total research and development costs.

Gross research and development expenses. For the three and nine months ended September 30, 2006, gross research and development expenses increased in absolute dollars by approximately 24% and 23% and increased as a percentage of total revenues by four and five percentage points, as compared to the corresponding periods of 2005. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, as well as higher costs for temporary labor. Additionally, beginning January 1, 2006, research and development expenses reflect stock-based compensation expense under SFAS 123R related to employee stock options and employee stock purchases, which amounted to $23,000 and $69,000 during the three and nine months ended September 30, 2006. Before 2006, stock-based compensation expense was not included in our statement of operations.

Funded research. For the three and nine months ended September 30, 2006, funded research remained relatively flat both in absolute dollars and as a percentage of total revenues, as compared to the corresponding periods of 2005.

Research and development, net. As a result of the increase in gross research and development costs and minimal change in the offsetting fees generated from funded research, total net research and development costs increased during the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

During the remainder of 2006, we expect to increase our net research and development expenses as we invest in development of our product lines in order to set the foundation for future growth.

General and Administrative

	Three Months Ended September 30,		Percent Increase	Nine months ended September 30,		Percent Increase
	2006	2005		2006	2005
General and administrative (in thousands)	$989	$1,074	(8)%	$3,123	$2,965	5%
General and administrative (as percentage of revenues)	17%	20%		19%	19%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration, including the office of the chief executive officer and the board of directors:

•	Direct headcount-related costs, such as salaries and direct employee benefits;

•	General corporate costs, such as audit fees, legal fees, operating taxes and licenses;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

General and administrative expenses decreased by 8% for the three months ended September 30, 2006, as compared to the corresponding period of 2005. This decrease reflects executive moving costs of $55,000 incurred during the three months ended September 30, 2005, compared to $0 during the same period of 2006, and a decrease in various other general and administrative expenses. These decreases were partially offset by stock compensation expense of $97,000 during the three months ended September 30, 2006, compared to $0 recorded during the same period of 2005 (see stock compensation discussion below).

General and administrative expenses increased by 5% for the nine months ended September 30, 2006, as compared to the corresponding period of 2005. This increase was primarily due to stock compensation expense of $320,000 during the nine months ended September 30, 2006, compared to $0 during the same period of 2005 (see stock compensation discussion below). This increase was partially offset by decreases in various other general and administrative expenses.

We are currently required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, as of December 31, 2007. However, regulators are discussing potential changes to the current rules and regulations under SOX with respect to non-accelerated and small-business filers, which may delay or remove some of these requirements. Because of the uncertainty of the outcome of these discussions, we are proceeding under the expectation that we will be required to comply as of December 31, 2007 with the provisions of SOX currently in effect. We will therefore incur some related expenses during the remainder of 2006, and beyond, in our efforts to satisfy the anticipated compliance requirements.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2006, we recognized total stock-based compensation expense under SFAS 123R of approximately $145,000 and $484,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. The allocation of this stock-based compensation expense to the functional categories of cost of revenues, sales and marketing, research and development, and general and administrative is described in Note 2(c) of our consolidated financial statements. We did not recognize any stock-based compensation expense related to employee stock options and employee stock purchases during the three and nine months ended September 30, 2005. Had we recognized compensation expense for the three and nine months ended September 30, 2005 for all share-based payments to employees based on their fair values, as is now required by SFAS 123R, net income would have been lower by $0.2 million, or $0.02 per diluted share, for the three months ended September 30, 2005, and by $0.7 million, or $0.05 per diluted share, for the nine months ended September 30, 2005.

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$149	$76	$360	$183
Interest expense	—	(2)	—	(10)
Foreign exchange transaction gains (losses)	18	12	31	(164)
Other	—	—	—	10

	$167	$86	$391	$19

Interest income

The increase in interest income for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005, was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher yielding instruments.

Interest expense

The decrease in interest expense for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005, was due to the reduction in the outstanding balance of our equipment loan with Silicon Valley Bank, which was fully paid as of March 31, 2006.

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

Foreign currency gains or losses resulting from intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are not expected to be settled within the foreseeable future are included in stockholders’ equity in “Other Comprehensive Income (Loss)” during the period in which the exchange rates fluctuate.

We incurred a foreign exchange transaction gain of $18,000 during the three months ended September 30, 2006, as compared to a $12,000 gain during the corresponding period of 2005. We incurred a foreign exchange transaction gain of $31,000 during the nine months ended September 30, 2006, as compared to a $164,000 loss during the corresponding period of 2005. These changes in foreign exchange transaction gains and losses are due to changes in foreign currency exchange rates and changes in the strength of the U.S. dollar, which impacts U.S. dollar denominated intercompany balances, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax benefit and expense for the three and nine months ended September 30, 2006 were minor and changed only slightly as compared to the corresponding periods of 2005, due to the incurrence of net losses in the nine months ended September 30, 2006. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of operating income and loss generated in the various tax jurisdictions in which we operate.

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

Because we believe that it is not more likely than not that we will generate sufficient income to allow us to utilize our deferred tax assets, we have established a valuation allowance for financial reporting purposes equal to the amount of the net deferred tax assets. In the future, we will continue to evaluate the need for, and the amount of, any valuation allowance on deferred tax assets based on whether the facts and circumstances at the time indicate it is more likely than not that a portion or all of the deferred tax assets will ultimately be realized.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $9.9 million at December 31, 2005 to $10.7 million at September 30, 2006. Our working capital decreased from $7.4 million at December 31, 2005 to $4.8 million at September 30, 2006. This decrease was primarily due to the movement of $2.4 million in marketable securities from short-term investments to long-term investments, which was based solely on the underlying maturities of the investments, as well as our investments in property and equipment predominantly related to improvements to our information technology systems.

Cash Flows

We generated $2.2 million in cash from operating activities during the nine months ended September 30, 2006, compared to $1.5 million generated from operating activities in corresponding period of 2005. The increase in operating cash inflows primarily relates to the decrease in accounts receivable, net, which was mainly due to collections on an unusually high accounts receivable balance for December 31, 2005 that resulted in part from the large license sale made in the fourth quarter of 2005, as well as a decrease in prepaids.

The difference between our net income (loss) and our operating cash inflows is attributable to non-cash expenses included in net income (loss) and changes in operating assets and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net income (loss)	$(171)	$979
Add: non-cash expenses	1,331	885
Adjust for: changes in operating assets and liabilities	1,051	(388)

Net cash provided by operating activities	$2,211	$1,476

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $4.4 million for the nine months ended September 30, 2006, compared to $1.6 million for the corresponding period of 2005. The increase in cash flows used in investing activities was due to an increase in capital expenditures of $1.4 million and an increase of $1.9 million in investments in marketable securities having maturities greater than 90 days, offset by a $0.5 million payment made to Lucent in 2005 in acquiring title to the software code underlying the “S” programming language. The increase in capital expenditures was predominantly related to investments we made in our information technology infrastructure, and we expect this increased investment to continue during the remainder of 2006.

Financing activities resulted in a net cash inflow of $427,000 in the nine months ended September 30, 2006, compared to a $106,000 cash inflow in the corresponding period of 2005. The increase in cash flows from financing activities relates to an increase in the proceeds received from the exercise of employee stock options and purchases made under our employee stock purchase plan during the nine months ended September 30, 2006, as compared to the corresponding period of 2005.

Sources of Liquidity

In March 2006, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 24, 2007. This facility, which is secured by our accounts receivable, allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million and bears interest at the prime rate plus 1%. At September 30, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

We also have an equipment loan facility with Silicon Valley Bank, secured by underlying assets. We originally borrowed $450,000 under this facility in 2002. This loan called for interest equal to prime rate plus 1%, and was fully repaid over a 42-month period that ended in March 2006.

As of September 30, 2006, future maturities of debt under these arrangements were zero. These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of September 30, 2006.

At September 30, 2006, our principal unused sources of liquidity consisted of cash, cash equivalents, short and long-term investments totaling $10.7 million, and our bank line of credit. Our liquidity needs are principally financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our business for the foreseeable future, so long as we continue to maintain positive operating cash flows. However, we intend to make significant investments in our data analysis and text analysis products in the next twelve months. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. Presently, we have no commitments for any additional financing, and, if funding does become necessary, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of September 30, 2006, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, are as follows (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Total
Operating lease obligations	$188	$573	$72	$66	$6	$905

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to expand our sales and support infrastructure;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses associated with expected increases in our expenses;

•	our ability to obtain government contracts and research grants;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with SOX;

•	potential tax charges if a taxing authority in a jurisdiction in which we have not registered to pay taxes deems that we have established nexus;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the expansion of our business;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses; and

•	defects or errors in our software, which may result in losses of customers or revenues.

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

Even though our revenues are difficult to predict with certainty, we base our decisions regarding many of our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our revenues are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price. In addition, if we are unable to increase our revenues, we may be forced to discontinue certain development projects, which could limit our future product development opportunities.

The revenue recognition rules for software companies are complex and require us to exercise judgment and make a number of estimates. If we were to change any of these assumptions or judgments, which are made based on the information available to us at the time, the amount of revenue that we report in a particular period could materially increase or decrease.

We may incur losses in future periods, which could decrease our cash position and cause a decrease in our stock price.

As of September 30, 2006, we had an accumulated deficit of almost $27 million. We incurred net losses in the first and second quarters of 2006 and had quarters in 2006, 2005 and 2004 in which we achieved only slight profits. For the reasons underlying these losses and/or slight profits, and because we are increasing our spending, we may experience losses and negative cash flows in the near term, even if sales of our products and services continue to grow.

We expect our expenses to increase for the remainder of 2006 and in 2007, in part due to our decision to increase our product development, sales and professional services personnel costs to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions, and due to our efforts to enhance our information technology resources and comply with the internal control provisions of Section 404 of SOX, or SOX 404. We may not be able to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future.

Furthermore, in 2006 we began to recognize stock option and stock purchase awards as compensation expense in accordance with FAS 123R. Our reported expenses will increase as a result of this practice, and because the calculations we must use to determine the amount of expense consider many factors beyond our control, our ability to predict the amount of expense associated with FAS 123R requirements will be limited.

If we do not attract and retain key employees or management team, our ability to execute our business strategy will be limited.

Our future performance depends largely on the efforts and abilities of our key technical, sales, customer support, accounting and managerial personnel and on our ability to attract and retain them. As we have stated, we have plans to add significantly to our headcount. As a result, our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. Departures of key executives could adversely impact our reputation and our ability to execute our business strategy. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and from our potential customers’ information technology departments, which may seek to develop their own solutions. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. We also face competition from R, an open-source software package that performs operations similar to the S language that forms the core of our S-PLUS product.

In the data mining and text analysis market, we face competition from many companies, including SAS, SPSS, IBM, NCR, Autonomy, FAST, Inxight, ClearForest and Attensity, many of which are much larger than we are.

In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. For example, we could also experience competition from companies in other sectors of the broader market for business intelligence software, such as providers of on-line analytical processing, business intelligence and analytical application software, as well as from companies in other sectors. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share.

Many of our competitors have longer operating histories, greater name recognition, greater market share, larger customer bases and significantly greater financial, technical, marketing and other resources than we do.

Market acceptance of open source alternatives to proprietary software, in particular R, poses a threat to our operating results.

Our business model has been based upon customers agreeing to pay a fee to license software that we develop and distribute. In recent years, the open-source non-commercial software model has presented a growing challenge to the commercial software model. Under this non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed at nominal cost by firms that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems. In the markets we serve, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. While we believe our products provide customers with significant advantages, the popularization of the non-commercial software model continues to pose a significant challenge to our business model. To the extent open-source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

If we are unable to increase our customer base for our current and future products, the growth of our business will be limited, and, to the extent we need to enter new markets to offset declines in existing markets, our operating results could be negatively affected.

We focus our statistics business on two vertical markets: financial services and life sciences. In order to grow our business, we will need to increase our customer base and provide additional products and services to existing customers within these two vertical markets for our statistics software and services. In addition, we must simultaneously develop and sell new products that address these and other markets. We will need to simultaneously invest in the scalability and deployability of our statistics product offerings and in the further development and enhancement of our data mining and text analysis products. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business will not grow and could fail.

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

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for the foreseeable future, so long as we continue to maintain positive operating cash flows. However, over the coming year we intend to make significant investments in our data analysis solutions and in preparing for SOX 404 compliance. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all.

Our credit line and equipment term loan with Silicon Valley Bank contain covenants that require us to maintain a certain level of profitability. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute our stockholders’ ownership interest.

Many potential customers are not yet aware of the benefits of text analysis solutions utilizing relationship search capabilities, and our product may not achieve market acceptance.

Our text analysis product, InFact, was released in 2002 and has not contributed substantial revenues to date. The market for relationship search solutions like InFact is still emerging, with many competitors coming to market with alternative solutions. Growth in demand for and acceptance of these solutions, if any, remains uncertain. Even if this market grows, businesses may purchase our competitors’ solutions or develop their own. If InFact does not achieve market acceptance, our revenue growth may be slowed. If we are unable to maintain our current level of pricing or renewals for InFact, future revenue streams generated by our text analysis products may decrease.

Our business is sensitive to the risks associated with government funding decisions.

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. During the fiscal years 2001 through 2003, these contracts generated from $4.3 to $4.8 million annually in offsets to our research and development expenses. During 2004, we began realigning our research and development efforts to ensure that we pursue only projects that directly support our business strategy. As a result of this realignment, we have applied for and received fewer government research contracts, with research contracts generating $2.9 million in 2004 and $2.2 million in 2005. Further reductions in these offsets to our research and development expenses are possible and would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

To date, we have taken smaller orders for our desktop products primarily through our telesales department while we have relied on our field sales force to sell our server-based solutions and generate orders for multiple desktop licenses. We believe our future revenue growth will depend in large part on recruiting, training and retaining both telesales and direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will also depend on expanding our indirect distribution channels that are important to worldwide sales and marketing of our solutions. These indirect channels include VARs, distributors, original equipment manufacturer, or OEM, partners, system integrators and consultants, many of whom may have similar, and often more established, relationships with our competitors. If we experience difficulty in recruiting and retaining qualified telesales and direct sales personnel and in establishing and maintaining successful third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

Our sales cycle is variable, and our limited ability to predict revenues could cause our operating results to fluctuate, which could cause a decline in our stock price.

An enterprise’s decision to purchase statistics, data mining and text analysis software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles can be variable, typically ranging between one and eight months from our initial contact with a potential customer to the issuance of a purchase order or signing of a license or services agreement, although the amount of time varies substantially from customer to customer. This makes our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have recently shown to be substantially longer for higher-priced orders and for our text analysis product, InFact. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

Our services business can be dependent on a few large customers, the unexpected loss of which would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or otherwise untimely cessation of the project would create a shortfall in revenue that would result in a negative impact on operating results for the services segment. We currently perform consulting services for one customer that accounted for 13% and 10% of total revenues for the three and nine months ended September 30, 2006, and for 9% of total revenues during 2005. Revenues from this or other customers may comprise a significant portion of our total revenue in future quarters. We have allocated resources to performing services for this customer such that we have limited, and may continue to limit, our ability to pursue other opportunities. If we cease performing services for this customer before the time that we expect these services to cease, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

We may be required to expend significant effort and expense in achieving SOX 404 compliance, which will divert resources and management attention and may put us at a disadvantage with respect to private companies and public companies that are not subject to the provisions of SOX 404.

Although regulators are discussing potential changes to the current rules and regulations under SOX for non-accelerated and small-business filers that may delay or remove the requirements currently in place, we are proceeding with the expectation that small companies such as ours will be required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. As a result, we have begun to incur costs of compliance in the second half of 2006 and, unless there are regulatory changes before then, we will incur significant SOX 404 compliance- related expenditures in 2007 and beyond. SOX 404 requires that we furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our annual report. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. This process will likely require us to hire additional personnel and engage outside advisory services, which will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by SOX 404 are new for small companies and neither small companies nor auditing firms have significant experience in interpreting the requirements that have been applied to large companies. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of an attestation by our independent auditors. Compliance with SOX 404 will also require a significant amount of management and executive management effort and attention that could otherwise be focused on issues directly impacting the non-compliance related operations and business strategy of the company. The requirements of SOX 404 and the effort and expense necessary to compliance may put us at a disadvantage with respect to private companies and public companies that are not subject to the provisions of SOX 404, such as those registered in other countries.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report, in accordance with SOX 404, on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

We have implemented efforts to improve our internal controls, but they might not prove sufficient. We continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We have incurred, and expect to continue to incur, significant expenditures to enhance our information technology resources. Even with these additional expenditures, we might not be able to sufficiently enhance our systems, procedures and controls.

Additionally, during our assessment of internal controls, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations. If we are unable to implement the requirements of SOX 404 in a timely manner or with adequate compliance, in addition to receiving an adverse opinion from our auditors, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. Further, our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations.

We could incur charges in the future if a taxing authority in a jurisdiction in which we have not registered to pay taxes deems that we have established nexus.

We generate sales in almost every state. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established nexus in a particular jurisdiction. We are registered in several states and local jurisdictions and we remit required state and local taxes on related business operations in those states. In the second quarter of 2006, we began a comprehensive examination of the tax rules for the various jurisdictions where we generate sales. In the course of this investigation, we preliminarily concluded that some jurisdictions may have a basis to claim that we had taxable nexus for a period of time and we may not have appropriately registered for business or collected and remitted required sales taxes for business activities. We have begun to further analyze current and past business activities for a more definitive conclusion on any potentially uncollected and unpaid sales taxes and to ensure we are appropriately registered for future business activities. We expect that, as a result of this further examination, we will conclude that there were taxes that we should have collected and remitted. If this is the case, we may seek payment from our customers or otherwise verify that they paid the appropriate taxes through other means, which, if successful, would eliminate our obligation to collect and remit the taxes. We may also qualify and apply for amnesty, settlements or exemption from previously unpaid taxes that may reduce the amounts owing, if any. In states where we are not currently registered, we have not received any notification of uncollected and unpaid taxes, and we have not recorded any provisions for any potentially related obligations. Depending on the results of our examination and subsequent efforts to minimize amounts owed, we could be obligated to pay significant amounts of state and local taxes, plus related interest and penalties.

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

In addition, our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and text analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Changes in demand for computer software caused by a weakened economy, whether domestic, international or both, may affect our sales and may result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may experience difficulties in collecting outstanding receivables from our customers.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Our success depends in part on our ability to protect our proprietary rights, including our patents on InFact technology and our rights in the software code underlying the S programming language that we purchased from Lucent in January 2004. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a ‘shrink-wrap’ license. Certain specialized products may utilize a written, signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Delivery of our solutions may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solutions.

We incorporate into our products software that is licensed to us by third-party software developers. The third-party software currently offered in conjunction with our solutions may become obsolete or incompatible with future versions of our products. Further, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration, and some of these third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price.

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

If we do not successfully overcome the risks inherent in international business activities, our operating results could be negatively affected.

We plan to increase our revenues by expanding our international operations and enter new international markets. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may not be able to maintain or increase international market demand for our solutions. We, our distributors or our value-added resellers, or VARs, may be unable to sustain or increase international revenues from licenses or from consulting and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

Our foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. We do not currently engage in foreign currency contracts designed to hedge foreign currency risk, but we may do so in the future. Future currency exchange rate fluctuations may have an adverse effect on our results of operations in future periods. Our operating results could be materially harmed if we enter into license or service agreements providing for significant amounts of foreign currencies with extended payment terms or extended implementation timeframes if the values of those currencies fall in relation to the U.S. dollar over the payment period of the agreement.

Market risks may affect the value of our assets, cash flows and financial results.

We sell products, developed in the U.S., worldwide. We operate international offices in the United Kingdom, France and Switzerland, where we incur expenses and generate billings denominated in the local currency. As a result, the value of our assets, cash flows and financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments which may fluctuate in value over time.

Our stock price may be volatile.

The price of our common stock has been volatile over the past two years. Our common stock reached a high of $4.10 per share on August 3, 2005 and traded as low as $1.82 per share on October 20, 2004. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price they paid. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on July 26, 2006. The following matters were voted upon at the meeting:

Proposal 1: Election of Directors

Sachin Chawla and Ronald Stevens were elected as directors, each to serve for a term expiring in 2009. These directors received the following votes:

Director	For	Withheld
Sachin Chawla	10,950,538	343,397
Ronald Stevens	10,862,467	431,468

Chairman of the Board Samuel Meshberg and directors Jeffrey Coombs and Mark Ozur continued to serve as directors after the annual meeting. The terms of Mr. Meshberg and Mr. Coombs expire in 2007, and the term of Mr. Ozur expires in 2008.

Proposal 2: Ratification of Independent Public Accountant

The selection of Moss Adams LLP as our independent public accountant and auditor for the fiscal year ending December 31, 2006 was ratified. The proposal received the following votes:

For	11,186,409
Against	67,265
Abstain	40,261

ITEM 6.	EXHIBITS

(a) See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2006

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