Form 10KSB
period 2006-12-31
INSIGHTFUL CORP
filed 2007-03-30
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-020992

INSIGHTFUL CORPORATION

(Name of small business issuer in its charter)

Delaware	04-2842217
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1700 Westlake Ave., N. #500

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).    Yes  ☐;    No  ☒

Issuer’s revenues for the fiscal year ended December 31, 2006 were $24,015,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sale price of the registrant’s common stock on March 15, 2007, as reported on the Nasdaq SmallCap Market, was $26,535,363.

The number of shares of common stock outstanding as of March 15, 2007 was 12,991,977.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

PART I

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about expected future trends for development and sales of our products and services;

•	statements about the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the factors described in the section entitled “Description of Business — Risk Factors” in Part I, Item 1 of this report. Other factors besides those described in this report could also affect actual results.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION	OF BUSINESS.

We provide enterprises with data and text analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. We are a developer and supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments, enabling our customers to gain intelligence from numerical data and text.

Our products include our data analysis products S-PLUS® and S-PLUS Server, Insightful Miner™, IDRS (Insightful Dynamic Reporting Suite), various S-PLUS toolkits for vertical market categories, such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector, and our text analysis product InFact®. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of customized analytical solutions.

Our customers include primarily companies in financial services, life sciences, telecommunications and manufacturing, as well as government agencies and research institutions.

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, France, Switzerland, and the United Kingdom, with distributors around the world. As of December 31, 2006, we employed 112 full-time employees in the United States, and 36 full-time employees in Europe. Formerly Mathsoft, Inc., we reincorporated as Insightful Corporation in Delaware in 2001.

Market Opportunity; Our Direction

Several converging trends point to what we believe is significant long-term potential for the data analysis software market. First, we believe organizations currently collect far more data, in a variety of formats, than they actually analyze. Second, it appears that organizations are collecting an increasing amount of data. Third, we believe organizations are seeking to apply new and increasingly complex analytic techniques to their ever-increasing collection of data in order to gain significant improvements in both the quality and efficacy of products built, marketed, and sold and in the efficiency of business processes. Overall, we believe the confluence of these trends presents long-term potential for data and text analysis software companies such as Insightful.

Our product direction for the S-PLUS product family reflects these data analysis industry trends. We will continue to focus on building S-PLUS’s position as a leading language for statistical model prototyping and data visualization used extensively by statisticians building statistical models. Our goal is to continually enhance the S-PLUS product family and the customized software and implementation services offered by our professional services organization in order to:

•

provide a seamless, scalable environment where sophisticated business analytics can be developed on the desktop, deployed to other business users in production on servers handling many gigabytes of data, and deployed to hundreds and even thousands of users;

•	increasingly enable companies to use the S-PLUS product family for data analysis in mission-critical production environments.

In order to build on our position as a leader in predictive analytics and reporting, we believe it is important to deliver not only an enterprise-scale platform that can handle large amounts of data, but also complete, industry-specific solutions. We plan to develop and deliver solutions, which are combinations of software and services that solve specific business problems, spanning the entire data analysis pipeline within an organization: from data acquisition and transformation, to analytic modeling, to graphics and reporting delivered to business users across the organization. We will focus our efforts on creating solutions for the financial services and life sciences markets, which are the industries on which we have focused our largest efforts in data analysis and which currently account for the majority of our revenues.

To this end, we have increased our focus and investment in developing and packaging complete solutions that consist of our S-PLUS software products, financial services- or life sciences-targeted software that has not yet been fully productized and prescriptive consulting services. In January 2007, we implemented a new solutions development organization, which is separate from our platform development group, to develop and package these solutions in order to make them more repeatable and to deliver them more quickly to a greater number of, and larger, customers.

Products

Data Analysis Products

S-PLUS

S-PLUS® is our flagship software product for statistical data analysis. The software offers technical professionals a flexible, extensible and productive platform for data analysis and visualization. S-PLUS is based on our object-oriented S programming language, which we licensed on an exclusive worldwide basis from Lucent Technologies Inc. until we acquired the rights to S in January 2004. S-PLUS offers a wide range of analytic methods for extracting intelligence from large data sets, and allows its users to create customized analytical applications that operate in the Windows®, Linux® and UNIX® environments. As part of our S-Plus 7.0 product release in April 2005, we also released S-Plus 7.0 Enterprise Server. S-Plus 7.0 Enterprise Server can be used to process larger data sets and address larger statistical data analysis problems. We plan to announce the general availability of S-PLUS 8.0, our next-generation software platform, in 2007.

Insightful Miner

Insightful Miner™ is a scalable data analysis workbench for predictive modeling, data mining and statistical data analysis. It has a drag-and-drop interface intended to make it easy to create self-documenting visual workmaps. Insightful Miner provides data miners, business analysts and data analysis professionals with a suite of scalable components for data access, management and modeling, and its pipeline architecture is designed to allow the user to process large data sets. Insightful Miner is an open and extensible tool that offers full integration with the S-PLUS programming language. Insightful Miner offers deployment capabilities via batch mode, predictive model markup language or generated C code. Insightful Miner is designed to have a low cost of ownership, with a desktop entry-level version and multiple server versions offered under perpetual licenses rather than annual subscription-based agreements.

Toolkits for Vertical Markets

To complement S-PLUS and Insightful Miner, we offer toolkits for the financial services and life sciences markets to allow users to perform specialized data analysis. For example, S+FinMetrics® is designed to provide the financial services market with comprehensive software for modeling, analyzing and visualizing financial market data, offering a modern and flexible analytic environment for reliable and robust predictive econometric modeling. S+ArrayAnalyzer® is designed to enable life sciences companies to obtain statistically rigorous information from microarray technology, helping to shorten time-to-discovery for competitive advantage.

Server Products

Our S-PLUS Server products are designed to enable our customers to deploy statistical data analysis throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows, Linux and UNIX operating systems. Our server products are designed to be data warehouse-independent and integrate with standard database and file formats. With our server products, statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a Web browser interface or dedicated graphical user interfaces written using Java® technology. Our server products are designed to enable end users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools.

Text Analysis Products

InFact

InFact® is our software product for advanced text analysis and relationship search. InFact combines statistical text mining methods with linguistic techniques that apply natural language processing, such as full sentence deep syntactic parsing, to text search and analysis. Researchers are able to utilize InFact’s natural language tabular exploratory search interfaces and text query language in a manner designed to efficiently uncover information for which they are searching. InFact is designed to enable researchers to experience higher levels of productivity and to improve the quality of their research. Historically, InFact has been targeted at the defense/intelligence and life sciences markets.

We previously managed Text Analysis as a separate reporting segment. As of January 1, 2007, we integrated the Text Analysis product line into our Data Analysis business, and are no longer treating Text Analysis as a separate segment. InFact will be treated as a separate product line within our data analysis business, the way we treat other products in our portfolio.

Maintenance and Support

We provide product updates and technical support services under maintenance agreements. Maintenance and support is included as part of our annual subscription-based licenses. The initial one-year maintenance contract is bundled into the license fees on most of our perpetual license agreements.

Technical support is available only to subscription customers and customers who purchase our annual maintenance service. Customers who purchase products from distributors may receive first-line technical support from their respective local distributors, with further support and escalation provided by our staff.

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

Operations

Marketing and Sales

We sell data analysis solutions to a variety of industries, including financial services, life sciences, telecommunications, manufacturing, government and research. Our data analysis products and services are used in a variety of functions, including research, engineering, production, marketing and finance. We focus our data analysis business primarily on two vertical markets: financial services and life sciences.

We acquire domestic customers for our data analysis products and services through a direct inside and outside sales organization. Leads are generated from direct mail, public relations, the Internet, seminars and tradeshows. Our telesales and direct sales personnel then qualify and pursue these leads, working in coordination with our professional services organization.

Internationally, for data analysis we have direct sales personnel in our France, Switzerland and the United Kingdom offices, selling primarily to customers in those countries. In other countries, we primarily sell through a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts.

Manufacturing and Distribution

We utilize third party vendors to replicate the compact disks, or CDs, on which we distribute our products and product updates, and associated user manuals. This helps us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

We warehouse inventory at a regional facility and process domestic orders internally out of our Seattle office. Most international orders are processed and fulfilled by third party vendors located in the United Kingdom that also provide warehousing and fulfillment services.

Funded Research

Insightful has a research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis for numeric, textual, and signal data. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed-fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed or the fees become billable. Additionally, because the grants received are generally aligned with the company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets.

Product Development

Our product development organization is responsible for software development, product documentation and quality assurance. Our development team consists of specialists in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation, user interface design, and Microsoft, UNIX, enterprise Java, and Internet technologies.

In 2006, we incurred research and development costs of $6.9 million, offset by $2.3 million of government-funded research grants. In 2005, we incurred research and development costs of $5.6 million, offset by $2.2 million of government-funded research grants.

Significant Customers

One customer accounted for 11% of our revenues during 2006 and 9% during 2005. We expect this customer to continue to be a significant customer in 2007.

Competition

The statistics, data mining and text analysis markets are competitive, fragmented and mature. In the statistics market, we face competition primarily from large enterprise software vendors offering commercial software and from our potential customers’ information technology departments, which may create custom-made applications instead of using Insightful software. These departments may seek to develop data analysis solutions utilizing R, a free statistics software package that performs operations similar to the S language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks, Inc. and Minitab, Inc. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications. In the data mining and text analysis markets, we face competition from many companies, including SAS, SPSS, IBM, NCR, Autonomy, FAST, Inxight, ClearForest and Attensity. Some of our competitors are much larger than we are.

We believe that the principal competitive factors in the data analysis markets are the return on investment that our software is expected to produce, functionality, usability, performance, reliability, scalability, price, flexible licensing models, availability of local language versions, and size of customer base. We believe that the principal competitive factors in the data mining and text analysis markets in which we compete are the return on investment that our software is expected to produce, price, cost of ownership, functionality, performance and scalability. In each case, the importance of each of these factors varies depending on the customer and the anticipated use of our products and services.

Intellectual Property Rights and Licenses

Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software we develop, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a “shrink-wrap” license. For customized software, we may execute a signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. In addition, we enter into nondisclosure and inventions agreements with our employees. However, judicial enforcement of these agreements may be uncertain. We hold four issued patents relating to InFact and three other patents, and we have several patent applications pending with respect to both InFact software and our data analysis software.

Insightful, Insightful Corporation, the Insightful logo, S, S-PLUS, InFact, the InFact logo, Insightful Miner, Trellis, Trellis Graphics, Graphlet, S-PLUS Graphlets, S+Connector, S+EnvironmentalStats, S+SpatialStats, S+FinMetrics, S+Wavelets, S+Seqtrial, S+ArrayAnalyzer, S+Analytic Server, StatServer, Intelligence from Data, The Knowledge to Act, and Human-Like Intelligence are trademarks or registered trademarks of Insightful Corporation in the United States and other countries. Product names and other trademarks or registered trademarks used in this report are the property of the respective third parties.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics, data mining and text analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our products;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses resulting from expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;
•	costs associated with being a public company, such as the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, or SOX;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the operation or expansion of our business;

•	our ability to obtain government contracts and research grants;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses;

•	potential tax charges if a taxing authority in a jurisdiction in which we have not paid taxes deems that we are required to do so; and

•	defects or errors in our software, which may result in losses of customers or revenues.

Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•

our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a current or potential data analysis product customer, and much longer for current or potential text analysis customers;

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

We have incurred losses in past periods, expect to incur losses in the first quarter of 2007, and may again incur losses in future periods, which could cause a decrease in our stock price.

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, and during the first and second quarters of 2006. We achieved only slight profits during the third and fourth quarters of 2006. As of December 31, 2006, we had an accumulated deficit of over $26 million. In 2007, we plan to make investments in sales, marketing and development in order to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions. As a result of these investments and the costs of complying with the internal control provisions of Section 404 of SOX, or SOX 404, we expect our expenses to be higher in 2007 than in 2006 and we expect to incur a loss in the first quarter of 2007 and possibly beyond.

As our expenses increase, we may experience additional losses and negative cash flows in the near term, even if revenues from our products and services continue to grow. We may be unable to increase our revenues sufficiently to keep pace with these growing expenditures, if at all, and as a result we may be unable to achieve or maintain profitability in the future. In addition, if we are unable to increase our revenues, we may be forced to discontinue certain research and/or development projects, which could limit our future product offerings.

Furthermore, in 2006 we began to recognize stock option and stock purchase awards as compensation expense in accordance with FAS 123R. Our reported expenses may increase as a result of this practice, and because the calculations we must use to determine the amount of expense are based, in part, on many factors beyond our control, our ability to predict the amount of expense associated with FAS 123R requirements will be limited.

If we do not attract and retain key employees and management, our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key technical, sales, consulting, customer support, accounting and managerial personnel and on our ability to attract and retain them. As we have stated, we have plans to add significantly to our headcount. As a result, our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. Departures of key executives could adversely impact our reputation and our ability to execute our business strategy. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

In addition, our ability to attract and retain employees may be adversely affected by the market price of our common stock, which has fluctuated widely in the past. Consequently, potential employees may perceive our equity incentives, such as stock options, as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. Because our key employees are not obligated to continue their employment with us, they could leave at any time.

If potential customers do not purchase the S-PLUS product family, or if current customers do not continue to renew maintenance or license subscriptions, our revenues and operating results will be adversely affected.

License and maintenance revenues from the S-PLUS product and add-on modules account for a significant portion of our license revenues. Other products, such as InFact and Insightful Miner, have not contributed consistent revenues to date. We expect license and maintenance revenues from the S-PLUS product family to continue to account for a substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of S-PLUS products, our revenues and operating results will be adversely affected. For example, a significant delay in making our new S-PLUS 8.0 product generally available or the failure of S-PLUS 8.0 to meet customer expectations would cause our revenues to be lower than expected and harm our operating results. In addition, if we are unable to maintain our current level of renewals for our products, then future maintenance revenue streams generated by our products may decrease.

If we are unable to compete successfully in the statistics and data mining markets and we are unable to find other sources of revenue, our business will fail.

Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and from our potential customers’ information technology departments, which may seek to develop their own solutions. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. We also face competition from R, an open-source software package that performs operations similar to the S language that forms the core of our S-PLUS product. In the data mining and text analysis market, we face competition from many companies, including SAS, SPSS, IBM, NCR, Autonomy, FAST, Inxight, ClearForest and Attensity. Many of our competitors are much larger than we are.

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

Market acceptance of open source alternatives to proprietary software, particularly R, poses a threat to our future operating results.

Our business model has been based upon customers agreeing to pay a fee to license software that we develop and distribute. In recent years, the open-source, non-commercial software model has presented a growing challenge to the commercial software model. Under this non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed at nominal cost by firms that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems. In the data analytics market, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. While we believe our products provide customers with significant advantages, the popularization of the non-commercial software model continues to pose a significant challenge to our business model. To the extent open-source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenues and operating margins may consequently decline.

If we are unable to increase our customer base for our current and future products, the growth of our business will be limited, and, to the extent we experience declines in our existing markets and are unable to enter new markets, our operating results could be negatively affected.

We focus our statistics business primarily on two vertical markets: financial services and life sciences. In order to grow our business, we will need to increase our customer base and provide additional products and services to existing customers within these two vertical markets. In addition, we must simultaneously develop and sell new products and services that address these and other markets. We will need to simultaneously invest in the further development and enhancement, including scalability and deployability, of our current product offerings. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business may not grow and could fail. To the extent that we experience declines in our existing markets and we are unable to enter new markets, our operating results will be harmed.

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

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our core business for the foreseeable future. However, during 2007 we intend to make significant investments in sales and marketing and research and development in order to position the company for future revenue growth, and we will be incurring significant expenditures to comply with SOX 404. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all.

Our credit line contains covenants that require us to maintain a certain level of profitability. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in us.

Our business is sensitive to the risks associated with government funding decisions.

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $2.3 million in 2006 and $2.2 million in 2005 in offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

Furthermore, a portion of our license revenues comes from U.S. government entities, as well as research institutions, healthcare organizations and private businesses that contract with or are funded by government entities. Government appropriations processes are often slow and unpredictable and may be affected by factors outside of our control. Reductions in government expenditures and termination or renegotiation of government-funded programs or contracts could adversely affect our revenues and operating results. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

If we are unable to maintain and expand our direct sales organization and develop and maintain successful long-term relationships with channel partners, our ability to expand our business could be limited.

We believe our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will also depend on expanding our indirect distribution channels, which are important to international sales and marketing of our products. These indirect channels include distributors, value-added resellers, or VARs, original equipment manufacturer, or OEM, partners, system integrators and consultants, many of whom have similar, and often more established, relationships with our competitors. These existing and potential channel partners may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our products. If we experience difficulty in recruiting and retaining qualified direct sales personnel and in establishing and maintaining third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

Our sales cycle is variable and has been lengthening as we sell larger and more complex solutions, and our limited ability to predict revenues could cause our operating results to fluctuate, which could cause a decline in our stock price.

An enterprise’s decision to purchase statistics, data mining and text analysis software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a potential data analysis customer to the issuance of a purchase order or signing of a license or services agreement. The amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have recently shown to be substantially longer for higher-priced orders and for our text analysis product, InFact. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

One large customer accounts for a significant proportion of our revenues. The unexpected loss of this customer or one or more significant projects for this customer would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or untimely cessation of the project would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one customer that accounted for 9% of total revenues during 2005 and 11% during 2006, and we expect this customer to continue to account for a substantial proportion of our revenues in 2007. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

We will be required to expend significant effort and expense in achieving SOX 404 compliance, which will divert resources and management attention and may put us at a disadvantage with respect to private companies and public companies that are not subject to the provisions of SOX 404.

We will be required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. In order to furnish the required report on management’s assessment of the design and effectiveness of our internal controls, we must implement improvements of our internal controls, and our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. As a result, we began incurring costs of compliance in the second half of 2006 and will incur significant SOX 404 compliance-related expenditures in 2007 and beyond. For example, this process has required us to engage outside contractors, which has resulted and will continue to result in additional accounting and legal expenses, and we continue to incur expenditures to enhance our information technology resources. Additionally, during our assessment of internal controls, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

Compliance with SOX 404 will also require a significant amount of management and executive management effort and attention that could otherwise be focused on issues directly impacting our non-compliance-related operations and business strategy. The requirements of SOX 404 and the effort and expense necessary to achieve compliance may put us at a disadvantage with respect to private companies and public companies that are not subject to the provisions of SOX 404, such as those registered in other countries.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and our testing may not reveal all material weaknesses or significant deficiencies with our internal controls.

We have implemented efforts to improve our internal controls, and continue to evaluate our operational, financial and accounting systems and our managerial controls and procedures for potential improvements, but our internal controls might not prove sufficient. In addition, the evaluation and attestation processes required by SOX 404 are new for small companies and neither small companies nor auditing firms have significant experience in interpreting the guidance that has recently been provided for small companies. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements, or both. If we are unable to implement the requirements of SOX 404 in a timely manner and with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Further, our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations.

Rapid changes in technology could render our products obsolete or unmarketable. If we are unable to introduce new products and services successfully and in a timely and cost-effective manner, our operating results would be harmed.

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

To be successful, we must continue to enhance our current product line and develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may be unable to successfully develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and development personnel may harm our ability to innovate and compete. We may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if competitors, our major hardware, systems or software vendors or we introduce or announce new products or product enhancements. If we are unable to develop such new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our investment. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

Economic conditions could adversely affect our revenue growth and ability to forecast revenues.

We focus our data analysis business primarily on the financial services and life sciences markets and are thus sensitive to changes in the specific economic conditions that affect those markets. A substantial change in the economic condition of either or both of these markets will affect our ability to sell our products and to forecast sales.

In addition, our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis, data mining and text analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Changes in demand for computer software caused by a weakened economy, either domestic, international or both, may affect our sales and may result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may also experience difficulties in collecting outstanding receivables from our customers.

If we do not successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

We plan to increase our revenues by expanding our international operations and entering new international markets. If we do expand internationally, it will require significant management attention and financial resources to successfully translate and localize our software products to various languages and to develop direct and indirect international sales and support channels. Even if we successfully translate our software and develop new channels, we may be unable to maintain or increase international market demand for our products and services. We, or our VARs or distributors, may be unable to sustain or increase international revenues from licenses or from professional services and customer support. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

Our success depends in part on our ability to protect our proprietary rights, including our patents and our rights in the software code underlying the S programming language that we purchased from Lucent. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. As is customary in the industry, we generally license our products to end-users by use of a “shrink-wrap” license. For custom software, we may execute signed license agreement with the customer. Other parties may breach confidentiality agreements and other protective contracts into which we have entered, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could be costly, divert management attention, subject us to significant liability for damages and result in invalidation of our proprietary rights.

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

Delivery of our products may be delayed if we cannot continue to license third-party technology that is important to the functionality of our solution.

We incorporate into our products software that is licensed to us by third-party software developers. The third-party software currently offered in conjunction with our products may become obsolete or incompatible with future versions of our products. Further, numerous individual and institutional licensors have contributed software code to S-PLUS in exchange for little or no consideration, and some of these third parties may choose to revise or revoke their licensing terms with us. A significant interruption in the supply of this technology could delay our sales until we can find, license and integrate equivalent technology. This could take a significant amount of time, perhaps several months, which would cause our operating results to fall below the expectations of securities analysts or investors and result in a decrease in our stock price.

We face potential liability with respect to sales taxes.

We generate sales in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. We are registered in several states and local jurisdictions and we remit required state and local taxes on related business operations in those states. In the second quarter of 2006, we began a comprehensive examination of the tax rules for each of the various jurisdictions where we generate sales. In the course of this examination, we concluded that some jurisdictions in which we generated sales but had not been registered or paid taxes may have a basis to claim that, for a period of time, we should have levied, collected, and remitted required sales taxes on applicable sales transactions. As a result, we have recorded an estimated tax liability, net of estimated amounts to be collected from customers, of $125,000 as of December 31, 2006. Because the underlying facts used in determining this estimate may change in the course of further examination, and because there are inherent uncertainties surrounding taxes that could result in actual amounts that differ from our estimates, our actual sales tax obligation may exceed this estimate. For example, additional jurisdictions besides the ones that we determined may assert a claim with respect to sales taxes, and we may be less successful than we have anticipated at receiving reimbursement from our customers for sales tax payments we make on their behalf as part of the process of registering in a particular jurisdiction.

Market risks may affect the value of our assets, cash flows and financial results.

We make worldwide sales of products that are developed in the U.S. We operate international offices in the United Kingdom, France and Switzerland, where we incur expenses and generate billings denominated in the local currency. As a result, the value of our assets, cash flows and financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments that may fluctuate in value over time.

Our stock price may be volatile.

The price of our common stock has been volatile. In 2006, the price of a share of our common stock reached a high of $3.68 and a low of $2.09. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them.

Volatility in our stock price may also expose us to class action securities litigation that, even if unsuccessful, would be costly to defend and distracting to management. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our headquarters offices are located in 24,739 square feet of leased office space in Seattle, Washington under a lease that expires in September 2007, with an option to renew for an additional three-year period. We also lease office space in New York and North Carolina. We have two offices in France, two in Switzerland and one in the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the NASDAQ Capital Market (formerly known as the SmallCap Market) under the symbol IFUL. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$3.08	$2.20
Second Quarter	$3.54	$2.25
Third Quarter	$4.10	$2.29
Fourth Quarter	$3.10	$2.35
Fiscal Year Ended December 31, 2006:
First Quarter	$3.22	$2.42
Second Quarter	$3.68	$2.65
Third Quarter	$3.19	$2.25
Fourth Quarter	$2.67	$2.09

Holders

As of March 15, 2007, there were 255 stockholders of record of common stock. This does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the information described in the section entitled “ Description of Business—Risk Factors” in Part I, Item 1 of this report.

Business Overview

We provide companies worldwide with data and text analysis products and services designed to drive better decisions faster by revealing patterns, trends and relationships in numerical data and text. Our solutions include our S-PLUS® product family for data analysis and InFact® for text analysis, as well as customized software and consulting services and training for the design, development and deployment of customized analytical solutions. Our customers primarily consist of companies in financial services, life sciences, telecommunications and manufacturing, as well as government and research institutions.

Critical Accounting Policies and Estimates

We have based our discussion and analysis or plan of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenues primarily from three sources: license revenues, which consist of perpetual and fixed term software license fees; maintenance revenues, which consist of fees for maintenance and support; and professional services revenues, which consist of fees for consulting and training.

We follow very specific and detailed guidelines, discussed in Note 2 of our consolidated financial statements, in recognizing and measuring revenues. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific objective evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns. Deferred revenues are recognized over time as the applicable revenue recognition criteria are satisfied.

A change in any of these assumptions or judgments, which are made based upon all of the information available to us at the time, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our employee stock purchase plan, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. We have applied the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the twelve months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for periods before the first quarter of 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Our determination of stock price volatility and option lives, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option, involve management’s best estimates. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

During 2006, we recognized total stock-based compensation expense under SFAS 123R of $693,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and ESPP purchases for the twelve months ended December 31, 2006 (in thousands):

Twelve Months Ended December 31, 2006
Cost of revenues	$31
Sales and marketing	114
Research and development, net	111
General and administrative	437

Stock-based compensation expense included in operating expenses	$693

Had we recognized compensation expense for the full twelve months of 2005 for all share-based payments to employees based on their fair values, as is now required by SFAS 123R, net income would have been lower by $0.9 million, or $0.06 per diluted share. As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

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

We are required to estimate our potential tax obligations and claims in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. Significant judgment is required in evaluating our tax positions and in determining our provision for income taxes and accruals for income and other tax exposures. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. If necessary, we establish accruals for tax-related uncertainties based on estimates of whether, and to the extent that, additional taxes and interest will be due. We establish an accrual when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We then adjust the accrual in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. We have established a valuation allowance to reduce deferred tax assets as we believe it is not more likely than not that we will generate sufficient taxable income to allow for the realization of our deferred net tax assets in the foreseeable future. The provision for income taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that we consider appropriate, as well as the related interest expense. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from our estimates. Any changes in circumstances related to these contingencies could have a material effect on our financial condition, results of operations and cash flows.

Sales Returns

We provide an estimated reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our products. Generally, refunds are provided to customers upon return to us of the complete product package, including all original materials, CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of the likelihood of future returns.

Bad Debts

A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the aging of the amounts and reviewing the current creditworthiness of our customers. Customer creditworthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

Impairment of Goodwill and Other Long-Lived Assets

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

Contingencies

We are periodically engaged in various claims, legal proceedings or other circumstances arising in the ordinary course of business for which the outcome is not currently known. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year ended December 31,
	2006	2005
Revenues:
Software licenses	44.1%	46.9%
Software maintenance	31.1	29.8
Professional services and other	24.8	23.3

Total revenues	100.0	100.0
Cost of revenues:
Software related	6.9	8.3
Professional services and other	16.7	13.3

Total cost of revenues	23.5	21.6
Gross profit	76.5	78.4
Operating expenses:
Sales and marketing	39.9	36.9
Research and development	28.9	24.9
Less—Funded research	(9.5)	(10.0)

Research and development, net	19.3	14.9
General and administrative	18.8	17.9

Total operating expenses	78.0	69.8
Income from operations	(1.5)	8.6

Other income and interest expense, net	2.3	0.4
Income before income taxes	0.8	9.0

Income tax benefit (expense)	(0.1)	(0.2)

Net income	0.6%	8.9%

Revenues by Type

We have three revenue sources: software licenses, maintenance, and professional services and other.

	Year ended December 31,		Percent Increase
	2006	2005
Revenues (in thousands):
Software licenses	$10,579	$10,467	1.1%
Software maintenance	7,466	6,660	12.1%
Professional services and other	5,970	5,210	14.6%

Total	$24,015	$22,337	7.5%

Revenues by type (as % of total revenues):
Software licenses	44.1%	46.9%
Software maintenance	31.1%	29.8%
Professional services and other	24.8%	23.3%

Total	100.0%	100.0%

Total Revenues

Total revenues during 2006 were $24.0 million, representing an 8% increase over total revenues of $22.3 million during 2005. Data Analysis revenues increased 11% and Text Analysis revenues decreased 37%, as compared to 2005. We achieved increases of 1.1% in license revenues, 12.1% in maintenance revenues, and 14.6% in professional services and other revenues in 2006, as compared to 2005, with total revenue increasing in both our North American Data Analysis and International Data Analysis segments. Internationally, revenues in all revenue types grew in 2006, as compared to 2005, with license revenues increasing by 66%, maintenance by 10%, and professional services by 29%. Domestically, revenue results were mixed, with license revenues decreasing by 6%, maintenance revenues increasing by 13%, and professional services decreasing by 2% in 2006, as compared to 2005. Most of the decrease in domestic license revenues resulted from the decrease in license revenue from our Text Analysis product.

Our revenue growth in our Data Analysis segment primarily resulted from selling larger solutions that include both software and services to larger organizations, as well as to larger business units within an organization, in both the life sciences and financial services industries, worldwide. As a result of this approach, our average deal size increased in 2006 as compared to 2005. During 2006, we exceeded $500,000 in revenues from each of four customers, of which three are U.S. life-sciences companies and one is a large European financial institution. One of these customers generated revenues in excess of $2.5 million in 2006. Our larger deal size enabled us to achieve overall corporate revenue growth despite significant declines on revenues from our Text Analysis business.

In order to set the foundation for future revenue growth, we are investing heavily in sales and marketing and research and development of our products and services. Our increased level of investment means sacrificing short-term profits.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our Data and Text Analysis software products under both perpetual and fixed-term license agreements.

Total software license revenues increased by 1% during 2006, as compared to 2005. This slight increase was driven by a 22% increase in international license revenues in Europe, offset by a 6% decrease in domestic license revenues. The decrease in domestic license revenues resulted from one significantly large Data Analysis license sale in the fourth quarter of 2005 whose size was not replicated in 2006. If it were not for this one unusually large deal in 2005, U.S. license revenues would have increased in 2006, as compared to 2005. We believe that this type of spike and fluctuation in license revenues is common for companies selling enterprise software to larger organizations, and is exacerbated by our low but growing volume of license sales. The increase in European license revenues was a result of our continuing strategy of marketing larger customer-specific solutions to larger organizations, as well as to larger business units and higher levels in the hierarchy within an organization. Additionally, the increase in license revenues is due in part to, and was made possible by, the release in April 2005 of S-Plus 7.0 Enterprise Server, which was designed to process much larger data sets and address larger statistical data analysis problems. Having an enterprise server offering allows us to engage in larger sales opportunities and licensing arrangements worldwide.

Maintenance Revenues

We provide product updates and customer support services under maintenance agreements. Maintenance and support is included as part of our annual subscription-based licenses. For products under perpetual licenses, software maintenance is generally included in the initial purchase and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial product sale. Maintenance renewals are optional, and are also recognized ratably over the contractual maintenance renewal period, which is generally one year following the renewal sale. Maintenance services are generally priced based on a percentage of the current list price, or net license fees paid, of the related licensed software products.

Software maintenance revenues increased by 12% during 2006, as compared to 2005. This increase was due to a increase in Data Analysis maintenance bookings from 2004 through 2006 resulting from an increase in initial license revenues, an increase in subsequent renewals for maintenance, and an increase in our list pricing that occurred in the second quarter of 2005. The increase in Data Analysis maintenance renewals was due in part to success in 2006 in getting customers to renew maintenance that had lapsed in previous quarters.

Professional Services and Other Revenues

Professional services and other revenues are generated from performing consulting and training activities, as well as selling consultant-configured, vertical-specific solutions in the data analysis market.

Professional services and other revenues increased by 15% during 2006, as compared to 2005. This increase was due to an increase of 23% in data analysis professional services, offset by a decrease of 72% in text analysis professional services. The increase in Data Analysis professional services revenues was primarily due to the following factors:

•	We continue to do consulting work for a large international financial services customer that accounted for 11% of our total revenues and 35% of professional services revenues during 2006.

•

We are implementing a strategy of creating, marketing, and implementing consultant-configured, vertical-specific solutions targeted to larger customers, and during 2006 we sold and implemented such solutions in the life sciences vertical in the United States and the finance vertical in Europe.

•

In general, we are seeing larger professional services engagements with multiple customers as a result of successfully implementing our strategy of marketing larger, more complex customer-specific solutions to larger organizations, as well as to larger business units and higher levels of hierarchy within an organization.

The decrease in Text Analysis professional services revenues was primarily due to softness in demand for our product. The defense intelligence and life sciences industries comprised substantially all of our Text Analysis revenue base. Text Analysis revenues have generally resulted from low-volume sales of high dollar value, which has resulted in variability in our Text Analysis segment revenues.

Revenues by Segment and Geography

Through December 31, 2006, we had three operating business segments: North American Data Analysis, International Data Analysis, and Text Analysis. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Year ended December 31,		Percent Increase (Decrease)
	2006	2005
Revenues (in thousands):
North American Data Analysis	$13,289	$12,546	5.9%
International Data Analysis	9,734	8,213	18.5%
Text Analysis	992	1,578	(37.1)%

Total	$24,015	$22,337	7.5%

Revenues by type (as % of total revenues):
North American Data Analysis	55.4%	56.1%
International Data Analysis	40.5%	36.8%
Text Analysis	4.1%	7.1%

Total	100.0%	100.0%

North American Data Analysis Revenues

North American Data Analysis revenues increased by 6% during 2006, as compared to 2005. This increase was driven primarily by the increases in Data Analysis license revenues, maintenance revenues and professional services and other revenues discussed above.

International Data Analysis Revenues

International Data Analysis revenues increased by 19% during 2006, as compared to 2005. This increase was driven primarily by the increases in Data Analysis license revenues, maintenance revenues and professional services revenues discussed above. These increases were also due in part to improvements in our international sales organization and consulting project management made possible by the hiring of a new head of European professional services during the third quarter of 2006.

One international Data Analysis customer accounted for 11% of our total revenues during 2006 and 8.9% during 2005.

Text Analysis Revenues

Text Analysis revenues decreased by 37% during 2006, as compared to 2005. This decrease resulted from a decline in InFact renewals and making only one new InFact sale during 2006. Over the last six to nine months of 2006, we focused our efforts on products and partnerships geared towards utilizing InFact for content vertical portals such as online book search, but the strategic partnerships we explored in this area did not come to fruition. As a result, we believe that the greatest opportunities for Insightful are in the Data Analysis segment. To direct our focus and resources accordingly, beginning in the first quarter of 2007, we are no longer treating Text Analysis as a separate segment. We do not anticipate meaningful revenues from sales of our InFact product in the future.

Additionally, the decrease in Text Analysis license revenues also reflects the recognition in March 2005 of $120,000 in Text Analysis license revenue relating to a license sale booked in August 2004.

Cost of Revenues

	Year ended December 31,		Percent Increase (Decrease)
	2006	2005
Cost of revenues (in thousands):
Software-related	$1,648	$1,851	(11.0)%
Professional services and other	4,001	2,971	34.7%

Total	$5,649	$4,822	17.2%

Cost of software-related revenues as a percentage of software related revenues	9.1%	10.8%
Cost of professional services and other revenues as a percentage of professional services and other revenues	67.0%	57.0%
Total cost of revenues as a percentage of total revenues	23.5%	21.6%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the S programming language purchased from Lucent Technologies Inc. in January 2004.

During 2006 the cost of software-related revenues decreased in absolute dollars by 11%, and decreased as a percentage of software-related revenues by 1.7 percentage points, as compared to 2005. These decreases largely reflect the upgrade costs incurred during 2005 as a result of the release of version 7.0 of the S-PLUS product, as well as adjustments made to inventory balances during the third quarter of 2005, which included the write-off of inventory deemed obsolete due to the S-PLUS 7.0 product release.

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

Cost of Professional Services and Other Revenues

Cost of professional services and other revenues consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs, including costs related to training.

During 2006, the cost of professional services and other revenues increased in absolute dollars by 35% and increased as a percentage of professional services and other revenues by ten percentage points, as compared to 2005. These increases were due to an increase in our professional services fixed-cost structure driven by increases in headcount in both the United States and Europe, including the hiring of a vice president of professional services in March 2006 and a head of European professional services in July 2006. Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short term. Consequently, these costs as a percent of revenues, and gross margins, can fluctuate from quarter to quarter and year to year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels. Additionally, beginning January 1, 2006, cost of professional services and other revenues expenses reflect stock-based compensation expense under SFAS 123R related to employee stock options and employee stock purchases, which amounted to $31,000 during 2006. Employee stock-based compensation expense was not included in our statement of operations during 2005.

We are implementing a strategy of creating, marketing, and implementing consultant-configured, vertical-specific solutions targeted at larger customers. These solutions combine our technology with our consulting expertise, which we believe makes each sale and implementation of a particular solution incrementally more efficient.

Operating Expenses

Total operating expenses increased by 20%, or $3.1 million, during 2006 compared to 2005. This increase was primarily driven by increases in sales and marketing and research and development expenses as we executed on our strategy to position the company for future revenue growth. We expect expenses in 2007 to be higher than in 2006 as we continue to make and implement these investments. In addition, expenses increased in 2006 compared to 2005 as a result of the release of new accounting guidance on stock-based compensation that now requires us to include stock-based compensation expense in our results of operations beginning in 2006. Our 2006 results of operations contain stock-based compensation expense, but our 2005 results of operations do not.

Sales and Marketing Expenses

	Year ended December 31,		Percent Increase
	2006	2005
Sales and marketing expenses (in thousands)	$9,580	$8,252	16.1%
Sales and marketing expenses (as percentage of revenues)	39.9%	36.9%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

During 2006, sales and marketing expenses increased in absolute dollars by 16% and increased as a percentage of total revenues by three percentage points, as compared to 2005. These increases were due primarily to the increase in direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel in both the United States and Europe, including the hiring of our former general manager of InFact in the fourth quarter of 2005, as well as higher costs for promotional activities. Additionally, beginning January 1, 2006, sales and marketing expenses reflect stock-based compensation expense under SFAS 123R related to employee stock options and employee stock purchases, which amounted to $114,000 during 2006. Employee stock-based compensation expense was not included in our statement of operations during 2005.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development Expenses, Net

	Year ended December 31,		Percent Increase (Decrease)
	2006	2005
Research and development (in thousands):
Research and development	$6,932	$5,566	24.5%
Less – Funded research	(2,288)	(2,228)	(2.6)%

Research and development, net	$4,644	$3,338	39.1%

Research and development (as percentage of revenues):
Research and development	28.9%	24.9%
Less – Funded research	(9.5)%	(10.0)%

Research and development, net	19.3%	14.9%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

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

Gross research and development expenses. During 2006, gross research and development expenses increased in absolute dollars by 25% and increased as a percentage of total revenues by four percentage points, as compared to 2005. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, as well as higher costs for temporary labor. Additionally, beginning January 1, 2006, research and development expenses reflect stock-based compensation expense under SFAS 123R related to employee stock options and employee stock purchases, which amounted to $111,000 during 2006. Employee stock-based compensation expense was not included in our statement of operations during 2005.

Funded research. During 2006, funded research remained relatively flat both in absolute dollars and as a percentage of total revenues, as compared to 2005.

Research and development, net. Total net research and development expenses increased during 2006, as compared to 2005, as a result of the increase in gross research and development costs and minimal change in the offsetting fees generated from funded research. We expect our net research and development expenses to increase in future periods as we invest in development of our product lines and solutions organization to set the foundation for future growth.

General and Administrative Expenses

	Year ended December 31,		Percent Increase
	2006	2005
General and administrative expenses (in thousands)	$4,505	$3,998	12.7%
General and administrative expenses (as percentage of revenues)	18.8%	17.9%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration, including the office of the chief executive officer and the board of directors:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	General corporate costs, such as audit fees, legal fees, operating taxes and licenses;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

During 2006, general and administrative expenses increased in absolute dollars by 13% and increased as a percentage of total revenues by less than one percentage point, as compared to 2005. These increases were primarily due to stock compensation expense of $437,000 during 2006, compared to $0 during 2005, as well as to an estimate of approximately $125,000 for state sales tax obligations and professional service costs associated with assessing our sales tax obligations, partially offset by decreases in various other general and administrative expenses.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, as of December 31, 2007. We will therefore incur related and significant expenses during 2007 and beyond, in our efforts to satisfy the anticipated compliance requirements.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income, Net

Other income, net, consists of the following (in thousands):

	Twelve Months Ended December 31,		Percent Increase (Decrease)
	2006	2005
Interest income	$486	$270	80%
Interest expense	—	(11)	(100)%
Foreign exchange transaction gain (loss)	62	(178)	135%
Other	—	9	(100)%

Total other income, net	$548	$90	508.0%

Interest income. The increase in interest income during 2006, as compared to 2005, is a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher-yielding instruments.

Interest expense. The decrease in interest expense during 2006, as compared to 2005, was due to the reduction in the outstanding balance of our equipment loan with Silicon Valley Bank, which was fully paid as of March 31, 2006.

Foreign exchange transaction gains (losses). Foreign exchange transaction gains and losses result from changes in exchange rates on transactions denominated and or settled in currencies other than that of an entity’s functional currency. This includes the effect that foreign exchange rate fluctuations have on intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are expected to be settled within the foreseeable future. Foreign currency gains or losses resulting from intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are not expected to be settled within the foreseeable future are included in stockholders’ equity in “Other Comprehensive Income (Loss)” during the period in which the exchange rates fluctuate.

We incurred a foreign exchange transaction gain of $62,000 during 2006, as compared to a $178,000 loss during 2005. This change is due to changes in foreign currency exchange rates and changes in the strength of the U.S. dollar, which impacts U.S. dollar-denominated intercompany balances, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, and changes in our valuation allowance estimates. The effective tax rates on income were 15.5% in 2006 and 1.7% in 2005. We recorded income tax expenses of $29,000 in 2006 and $35,000 in 2005.

As of December 31, 2006, we had federal net operating loss carryforwards in the amount of $18.0 million, which expire in the years 2009 to 2022, and state net operating loss carryforwards in the amount of $1.1 million, which expire in the years 2009 to 2022. In addition, we had tax credit carryforwards as of December 31, 2006 in the amount of $2.4 million, which expire in the years 2007 to 2025. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

As of December 31, 2006, we had foreign net operating loss carryforwards in the amount of $1.6 million, which have no expiration date, and $1.1 million, which expire in the years 2009 to 2011.

Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits, also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.

Due to the uncertainty of our ability to utilize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. In the future, we will continue to evaluate the need for, and the amount of, any valuation allowance on deferred tax assets based on whether the facts and circumstances at the time indicate it is more likely than not that a portion or all of the deferred tax assets will ultimately be realized. The net decrease in the valuation allowance was $0.2 million during 2006 and $0.8 million during 2005.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $9.9 million at December 31, 2005 to $10.2 million at December 31, 2006. Our working capital decreased from $7.4 million at December 31, 2005 to $5.4 million at December 31, 2006, which was primarily due to a net increase in long-term investments of $1.4 million and capital expenditures as discussed below.

Cash Flows

We generated $2.0 million in cash from operating activities during 2006, compared to $1.4 million generated from operating activities during 2005. The increase in operating cash inflows primarily relates to the decrease in the change in accounts receivable, net, which was mainly due to collections on an unusually high accounts receivable balance for December 31, 2005 that resulted in part from a large license sale made in the fourth quarter of 2005.

The difference between our net income and our operating cash inflows is attributable to non-cash expenses included in net income, and changes in operating assets and liabilities, as presented below (in thousands):

	Year ended December 31,
	2006	2005
Net income	$156	$1,982
Add: non-cash expenses	1,918	1,156
Deduct: changes in operating assets and liabilities	(99)	(1,692)

Net cash provided by operating activities	$1,975	$1,446

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $4.3 million during 2006 compared to $2.1 million during 2005. The increase in cash outflows from investing activities primarily relates to the following factors:

•	Purchases of short and long-term investments totaling $2.4 million, offset by sales of other short and long-term investments totaling $1.0 million;

•	An increase in capital expenditures totaling $1.3 million related to investments we made in our information technology infrastructure; and

•	A decrease in purchased technology totaling $0.5 million resulting from a final installment made to Lucent in 2005 in acquiring title to the software code underlying the S programming language.

Financing activities resulted in net cash inflows of $0.5 million during 2006, compared to $0.2 million during 2005. The increase in cash flows from financing activities relates to an increase in the proceeds received from the exercise of employee stock options and purchases made under our employee stock purchase plan during 2006, as compared to 2005.

Sources of Liquidity

In March 2006, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 2007. This facility, which is secured by our accounts receivable, allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million, and bears interest at the prime rate plus 1%. At December 31, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

We also had an equipment loan facility with Silicon Valley Bank, secured by underlying assets. We originally borrowed $450,000 under this facility in 2002. This loan called for interest equal to prime rate plus 1%, and was fully repaid over a 42-month period that ended in March 2006.

As of December 31, 2006, future maturities of debt under these arrangements were zero. These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends. We were in compliance with these covenants as of December 31, 2006.

At December 31, 2006, our principal unused sources of liquidity consisted of cash, cash equivalents, short and long-term investments totaling $10.2 million, and our bank line of credit. Our liquidity needs are principally financing of accounts receivable, capital assets, strategic investments, and product development, and flexibility in a dynamic and competitive operating environment. We believe that our existing cash and cash equivalents and the credit facilities that we intend to renew will be sufficient to meet the capital requirements of our business for the foreseeable future. However, we intend to make significant investments in our data analysis products and solutions organization in the next twelve months. If during that time the market for our products worsens, if we otherwise suffer significant operating losses, or we are unable to renew our credit facilities, we may need to raise additional funds through public or private equity financing or from other sources in order to fund our operations. Presently, we have no commitments for any additional financing, and, if funding does become necessary, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of December 31, 2006, our contractual commitments associated with our operating leases, primarily for our office space in Seattle, Washington, as well as other domestic and international locations, and equipment financing are as follows (in thousands):

	2007	2008	2009	2010	2011	Total
Operating lease obligations	$790	$297	$261	$81	$4	$1,433

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which this fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the impact of this pronouncement on our financial statements.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We adopted SAB 108 for annual financial statements issued for fiscal years ending after November 15, 2006. The adoption did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate this statement will have a material effect on our financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not anticipate this statement will have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods.

SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principles Board, or APB, Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed not to be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporarily impaired debt securities to be written down to their impaired value, which becomes the new cost basis. We adopted FSP Nos. FAS 115-1 and FAS 124-1 effective for fiscal periods beginning after December 15, 2005. The adoption did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in APB 20 requiring justification of a change in accounting principle on the basis of preferability. We adopted SFAS 154 effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption did not have a material impact on our financial condition or results of operations.

Off- Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against certain claims made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities in our financial statements related to such indemnifications.

ITEM 7.	FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Insightful Corporation

We have audited the accompanying consolidated balance sheets of Insightful Corporation (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Company’s consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to the new Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ MOSS ADAMS LLP

March 29, 2007

Seattle, Washington

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,320	$9,185
Trade accounts receivable, net of allowance for returns and doubtful accounts of $223 and $262 at December 31, 2006 and 2005, respectively	6,201	5,666
Short-term investments – available for sale	499	724
Other receivables	588	364
Prepaid expenses and other current assets	535	636

Total current assets	15,143	16,575
Long-term investments	2,361	—
Property and equipment, net	2,757	1,212
Purchased technology, net	49	637
Goodwill	800	800
Other assets	86	45

Total assets	$21,196	$19,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$32
Accounts payable	745	701
Accrued payroll-related liabilities	2,184	1,666
Accrued expenses and other current liabilities	609	513
Deferred revenue	6,248	6,271

Total current liabilities	9,786	9,183
Long-term debt, less current portion	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	—	—
Common stock, $0.01 par value–
Authorized–30,000,000 shares
Issued and outstanding–12,813,842 and 12,543,097, shares at December 31, 2006 and December 31, 2005, respectively	128	125
Additional paid-in capital	37,843	36,610
Accumulated deficit	(26,245)	(26,401)
Other accumulated comprehensive loss-cumulative translation adjustment	(316)	(248)

Total stockholders’ equity	11,410	10,086

Total liabilities and stockholders’ equity	$21,196	$19,269

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended Dec. 31
	2006	2005
Revenues:
Software licenses	$10,579	$10,467
Software maintenance	7,466	6,660
Professional services and other	5,970	5,210

Total revenues	24,015	22,337

Cost of revenues:
Software related	1,648	1,851
Professional services and other	4,001	2,971

Total cost of revenues (including stock-based compensation expense of $31 and $0 during the twelve months ended December 31, 2006 and 2005, respectively)	5,649	4,822

Gross profit	18,366	17,515

Operating expenses:
Sales and marketing (including stock-based compensation expense of $114 and $0 during 2006 and 2005, respectively)	9,580	8,252
Research and development (including stock-based compensation expense of $111 and $0 during 2006 and 2005, respectively)	6,932	5,566
Less–Funded research	(2,288)	(2,228)

Research and development, net	4,644	3,338
General and administrative (including stock-based compensation expense of $437 and $0 during 2006 and 2005, respectively)	4,505	3,998

Total operating expenses	18,729	15,588

Income (loss) from operations	(363)	1,927
Other income, net	548	90

Income before income taxes	185	2,017
Income tax expense	29	35

Net income	$156	$1,982

Net income per share:
Basic	$0.01	$0.16

Diluted	$0.01	$0.15

Weighted average common shares outstanding	12,673	12,467

Weighted average common shares assuming dilution	13,219	13,121

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Other Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (loss)
Balance, December 31, 2004	12,394	124	36,329	(292)	(28,383)	7,778	—
Stock option exercises and employee stock purchase plan issuances of common stock	149	1	281	—	—	282	—
Net income	—	—	—	—	1,982	1,982	1,982
Translation adjustment	—	—	—	44	—	44	44
Comprehensive loss	—	—	—	—	—	—	2,026

Balance, December 31, 2005	12,543	125	36,610	(248)	(26,401)	10,086	—
Stock option exercises and employee stock purchase plan issuances of common Stock	271	3	540	—	—	543	—
Stock-based compensation expense	—	—	693	—	—	693	—
Net income	—	—	—	—	156	156	156
Unrealized Gain on investments	—	—	—	4	—	4	4
Translation adjustment	—	—	—	(72)	—	(72)	(72)
Comprehensive loss	—	—	—	—	—	—	88

Balance, December 31, 2006	12,814	$128	$37,843	$(316)	$(26,245)	$11,410

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005
Operating activities:
Net income	$156	$1,982
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization charges	1,225	1,156
Stock-based compensation	693	—
Changes in operating assets and liabilities:
Trade and other receivables	(548)	(1,648)
Prepaid expenses and other assets	79	(188)
Accounts payable	27	(410)
Accrued payroll-related liabilities and other accrued expenses	539	345
Deferred revenue	(196)	209

Net cash provided by operating activities	1,975	1,446

Investing activities:
Payments made for purchases of short-term investments	(3,265)	(850)
Proceeds from sales of short-term investments	1,125	126
Payments made for purchases of property and equipment	(2,162)	(844)
Payments made for purchases of technology and patents	—	(500)

Net cash used in investing activities	(4,302)	(2,068)

Financing activities:
Repayments of long-term debt	(32)	(129)
Proceeds from exercise of stock options and employee stock purchase plan	543	282

Net cash provided by financing activities	511	153

Effect of exchange rate changes on cash and cash equivalents	(49)	4
Net (decrease) in cash and cash equivalents	(1,865)	(465)

Cash and cash equivalents, beginning of year	9,185	9,650

Cash and cash equivalents, end of year	$7,320	$9,185

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	—	$7
Income tax payments, net of refunds received	$39	$12

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(1)	DESCRIPTION OF BUSINESS

Insightful Corporation and its subsidiaries (collectively, the “Company”) provide enterprises with data and text analysis products and services designed to drive better decisions faster by revealing patterns, trends and relationships in numerical data and text. The Company is a developer and supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments, enabling customers to gain intelligence from numerical data and text. The Company’s solutions include its S-PLUS® product family for data analysis and InFact® for text analysis, as well as customized software and consulting services and training for the design, development and deployment of customized analytical solutions. The Company’s customers include primarily companies in financial services, life sciences, telecommunications and manufacturing, as well as government and research institutions. Headquartered in Seattle, Washington, the Company also has offices in New York, North Carolina, France, Switzerland, and the United Kingdom, with distributors around the world.

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Revenue Recognition

The Company offers a variety of data and text analysis software solutions, maintenance contracts, training and consulting services to its customers. The Company records revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, as well as related interpretations including Technical Practice Aids.

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

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

products sold with maintenance where VSOE for the maintenance element has not been established, such as the Company’s text analysis product InFact, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

Maintenance revenues are recognized ratably over the term of the related maintenance contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees on most of the Company’s products. Maintenance services, which include unspecified product updates on a when-and-if available basis, are generally priced based on a percentage of the current list price, or net license fees paid, of the licensed software products. Maintenance renewals are optional.

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

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. An evaluation on the probability of collection is generally based upon the assessment of the customer’s financial condition. For existing customers, this evaluation generally relies on a customer’s prior payment history.

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

(c)	Stock-Based Compensation and Stockholders’ Equity

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options granted under the Company’s stock plans and employee stock purchases made under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal 2006. In its adoption of

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

SFAS 123R, the Company has applied the provisions of the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $693,000, which consisted of stock-based compensation expense related to employee stock options and stock purchases under the ESPP. The Company did not recognize any stock-based compensation expense related to employee stock options or ESPP purchases during the year ended December 31, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for the twelve months ended December 31, 2006, which was allocated as follows (in thousands):

Twelve Months Ended December 31, 2006
Cost of revenues	$31
Sales and marketing	114
Research and development, net	111
General and administrative	437

Stock-based compensation expense included in operating expenses	$693

The weighted average fair value of employee stock options granted in the years ended December 31, 2006 and 2005 was $1.49 and $1.90, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the year ended December 31, 2005 under the provisions of SFAS 123 as if the Company had recognized compensation expense for all share-based payments to employees based on their fair values prior to the adoption of SFAS 123R on January 1, 2006:

Year Ended December 31, 2005
Net income, as reported	$1,982
Employee stock-based compensation, as reported	—
Employee stock-based compensation determined under the fair value method	861

Pro forma net income	$1,121

Basic net income per share	$0.16
Diluted net income per share	$0.15
Pro forma basic and diluted net income per share	$0.09

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended December 31,
	2006 (SFAS 123R)	2005 (SFAS 123)
Risk-free interest rate	4.81%	3.97%
Expected dividend yield	None	None
Expected life	3.70 years	4.75 years
Expected volatility	66.8%	84.5%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, approximately 885,000 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006 and 905,000 additional option shares were made available for future grant on January 1, 2007. As of December 31, 2006, 1,318,000 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over various time-based milestones within a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. All of the Company’s option grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. At December 31, 2006, 651,000 option shares were available for future grant under the 2001 Directors’ Plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s Non-Qualified, Non-Officer Stock Option Plan (the “1996 Non-Officer Plan”), Company employees and consultants were eligible to receive nonqualified options to purchase shares of Company common stock. Option grants under the 1996 Non-Officer Plan were typically made at fair market value at the time of grant. Vesting was determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

death or disability, and is not transferable. This plan expired during November 2006, and as a result no option shares were available for future grant under the 1996 Non-Officer Plan.

The following table summarizes stock option activity for all of the Company’s stock option plans during the year ended December 31, 2006 (1):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	2,920,000	$2.27
Granted	847,000	$2.80
Exercised	(220,000)	$2.00		$200
Cancelled	(518,000)	$2.81

Outstanding December 31, 2006	3,029,000	$2.34	7.2	$813
Estimated forfeitures at December 31, 2006	(330,000)

Vested or expected to vest at December 31, 2006	2,699,000	$2.31	7.1	$792
Exercisable at December 31, 2006	1,817,000	$2.19	6.3	$701

(1)	The table above does not include options granted outside of the above plans to non-employees other than directors, which totaled 50,000 option shares granted in 2006 and outstanding as of December 31, 2006.

A summary of the status of unvested employee stock options as of December 31, 2006, and changes during the year then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	1,361,000	$1.599
Granted	847,000	$1.494
Vested	(565,000)	$1.466
Forfeited	(381,000)	$1.752

Unvested at December 31, 2006	1,262,000	$1.537

As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Shares	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.97 - 1.75	695,000	5.83	$1.40	611,000	$1.39
$1.84 - 2.43	964,000	7.05	2.27	648,000	2.27
$2.49 - 2.72	653,000	8.16	2.61	251,000	2.60
$2.74 - 3.33	607,000	8.69	2.96	197,000	2.92
$3.34 - 4.44	110,000	4.40	3.91	110,000	3.91

$0.97 - 4.44	3,029,000	7.24	$2.34	1,817,000	$2.19

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Insightful common stock at 85% of the closing price of Insightful common stock on one of two dates defined in the ESPP, whichever is less, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2006 and 2005, 51,000, and 67,000 shares, respectively, were issued under the ESPP. The ESPP provides for the automatic increase in the number of shares reserved for issuance under the ESPP on the first day of each fiscal year, in an amount equal to the lesser of (a) 150,000 shares, (b) 1% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 126,372 additional shares were made available for future purchase under the ESPP on January 1, 2006 and 129,344 additional shares were made available for future purchase on January 1, 2007. As of December 31, 2006, 411,974 shares remain available for future purchase under the ESPP.

Common Shares Reserved

At December 31, 2006 common stock reserved for future issuance was as follows:

Outstanding stock options	3,079,000
Stock options available for grant	1,969,000
ESPP	412,000

Total	5,460,000

(d)    Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of December 31, 2006 and 2005, cash and cash equivalents amounted to $7.3 million and $9.2 million, respectively. At December 31, 2006 and 2005, marketable securities classified as cash equivalents amounted to $4.1 million and $5.9 million, respectively.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(e)    Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of December 31, 2006, the Company’s total marketable securities were $7.0 million, of which $4.1 million were classified as cash equivalents, $0.5 million were classified as short-term investments and $2.4 million were classified as long-term investments.

Of the total $7.0 million in marketable securities, $5.4 million were corporate debt securities and $1.6 million were government and agency obligations. As of December 31, 2006, marketable securities had an unrealized gain of $3,600 and realized gains and losses of zero.

(f)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of CDs, books and user manuals.

(g)    Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(h)    Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2006 and 2005, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date were not significant.

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

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

(j)    Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The Company incurred foreign exchange transaction gains of $62,000 during 2006, as compared to losses of $178,000 during 2005.

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

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1st. Additional tests are performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2006, nor did any such events occur or circumstances exist during the year ended December 31, 2006 that would indicate impairment existed as of December 31, 2006.

(l)	Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. As of December 31, 2006, the Company’s purchased technology meets this classification and is being amortized to expense over three years. See Note 3.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company considers the existence of facts or circumstances, both internal and external, that may suggest that the

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

At December 31, 2006, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations.

The Company generates sales in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. The Company is registered in several states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states. In the second quarter of 2006, the Company began a comprehensive examination of the tax rules for each of the various jurisdictions where the Company generates sales. In the course of this examination, the Company concluded that some jurisdictions in which the Company generated sales but had not been registered or paid taxes may have a basis to claim that, for a period of time, the Company should have levied, collected, and remitted required sales taxes on applicable sales transactions. As a result, the Company has recorded an estimated tax liability, net of estimated amounts to be collected from customers, of $125,000 as of December 31, 2006. This net estimated tax liability was included in the Company’s consolidated balance sheet for 2006 in accrued expenses and other current liabilities and in the Company’s consolidated statement of income for 2006 under general and administrative expense. The Company’s estimate was based on the following factors: the Company’s ability to successfully collect reimbursement from its customers for sales tax payments the Company makes on their behalf as part of the process of registering in a particular jurisdiction, the Company’s ability to determine whether the underlying sales tax obligations were previously discharged directly by the applicable customers through other means, and the likelihood of the Company’s success in qualifying for various amnesties, settlements, or exemptions available in the applicable states.

The provision for income and sales taxes includes the impact of potential tax claims and changes to accruals and valuation allowances that the Company considers appropriate, as well as the related interest expense and penalties. In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from the Company’s estimates. For example, additional jurisdictions besides the ones that the Company determined may assert a claim with respect to sales taxes, and the Company may be less successful than it has anticipated at collecting reimbursement from its customers for sales taxes that such customers should have been required to remit and that were not discharged directly by such customers through other means. Accordingly, the Company’s actual sales tax obligation may exceed the estimate established as of December 31, 2006. Any changes in circumstances related to these contingencies could have a material effect on the Company’s financial condition, results of operations and cash flows.

(p)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company adopted SAB 108 for annual financial statements issued for fiscal years ending after November 15, 2006. The adoption did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its financial condition, or results of operations.

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

In January 2004, the Company acquired title to the software code underlying the S programming language from Lucent Technologies Inc. The $2.0 million purchase price included settlement in full for all royalties owed by the Company to Lucent at the date of the acquisition, in the amount of $235,000. Under the agreement, $1.5 million of the purchase price was paid in the first quarter of 2004 and the remaining $0.5 million was paid in the first quarter of 2005.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount is being amortized to software-related cost of revenues over a three-year estimated life. The Company recorded $588,000 in amortization expense related to this technology during 2006 and 2005. The remaining $49,000 balance of this technology will be fully amortized in the first quarter of 2007.

(4)	FINANCING ARRANGEMENTS

In March 2006, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through March 2007. This facility, which is secured by the Company’s accounts receivable, allows the Company to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million, and bears interest at the prime rate plus 1%. At December 31, 2006, the prime rate was 8.25%, and no amounts had been borrowed under the line of credit facility.

The Company also had an equipment loan facility with Silicon Valley Bank, secured by underlying assets. The Company originally borrowed $450,000 under this facility in 2002. The Company’s outstanding balance under this facility was fully paid as of March 31, 2006. This loan called for interest equal to prime rate plus 1%, and was repaid over a 42-month period that ended in March 2006.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends. The Company was in compliance with these covenants as of December 31, 2006.

(5)	EARNINGS PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the periods presented (in thousands):

	Year Ended December 31,
	2006	2005
Shares used in basic net income per share calculation	12,673	12,467
Effect of dilutive potential common shares resulting from stock options	546	654

Shares used in diluted net income per share calculation	13,219	13,121

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

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

	Year Ended December 31,
	2006	2005
Stock options and warrants excluded from the computation of diluted net income per share	942	400

(6)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $163,000 for 2006 and $32,000 for 2005.

(7)	CONCENTRATION OF CREDIT RISK

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

The Company’s accounts receivable and customer base are dispersed across many different geographic areas throughout North America and internationally and consist of companies in a variety of industries. The Company generally assesses each new customer’s financial condition and does so through various methods, such as a review of the customer’s current financial statements and or credit reports. For existing customers, prior payment history is generally relied upon to evaluate the probability of collection and credit worthiness of the customer. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

As of December 31, 2006, two customers each accounted for more than 10% of the Company’s total consolidated accounts receivable balance as December 31, 2006, with one customer accounting for 19% and one customer accounting for 11%. As of December 31, 2005, only one customer accounted for more than 10% of the company’s total consolidated accounts receivable balance, accounting for 18%.

One customer accounted for more than 10% of the Company’s total revenues during 2006, and no customer accounted for more than 10% during 2005.

(8)	BUSINESS RESTRUCTURING

On September 30, 2003, Shawn Javid, President and Chief Executive Officer, resigned from the Company. Termination benefits associated with the resignation of Mr. Javid were included in restructuring expenses recorded in 2003. Payments were made on these termination benefits in the amount of $112,000 in 2005 and $0 in 2006. As of December 31, 2006, no termination benefits remained to be paid. No additional expenses are expected to be incurred in connection with the 2003 restructuring or Mr. Javid’s termination.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(9)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$6,905	$4,885
Furniture and fixtures	720	574
Leasehold improvements	344	219
Less—Accumulated depreciation and amortization	(5,212)	(4,466)

Total property and equipment, net	$2,757	$1,212

Depreciation expense on fixed assets was approximately $644,000 during 2006 and $566,000 during 2005.

(10)	INCOME TAXES

Income (loss) before taxes by income tax jurisdiction consisted of the following (in thousands):

	Year ended December 31,
	2006	2005
United States	$103	$2,210
Foreign	81	(193)

Total	$184	$2,017

The provisions for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2006	2005
Current tax (benefit) expense:
Federal	$7	$30
State	19	20
Foreign	3	(15)

Total current tax expense	29	35

Deferred tax expense was zero for the years ended December 31, 2006 and 2005.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2006	2005
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net	11.6	1.9
Foreign tax provision	37.8	(2.3)
Other permanent items	13.4	0.2
Tax Credits	(48.8)	4.2
Stock-based compensation	89.3	—
Other	—	3.9
Valuation allowance	(121.8)	(40.2)

	15.5%	1.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are also recorded for future tax benefit of net operating losses and tax credit carryforwards. The significant components of the deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$6,903	$7,225
Property, plant, and equipment	113	257
Accrued liabilities and reserves	367	235
Tax credit carryforwards	2,446	2,351
Other	84	13

Net deferred tax asset	9,913	10,081
Less: Valuation allowance	(9,913)	(10,081)

Net deferred tax asset	$—	$—

A valuation allowance in the full amount of the net deferred tax asset balance has been established as there is sufficient uncertainty regarding the ability to realize the full amount of the deferred tax asset in the future. The net decrease in the valuation allowance during the years ended December 31, 2006 and 2005 was $0.2 million and $0.8 million, respectively.

As of December 31, 2006, the Company had federal net operating loss carryforwards of $18.0 million and state net operating loss carryforwards of $1.1 million, respectively, all of which expire in the years 2009 to 2022. As of December 31, 2006, the Company had tax credit carryforwards of $2.4 million, which expire in the years 2007 to 2025. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company. As of December 31, 2006, the Company has foreign net operating loss carryforwards of $1.6 million, which have no expiration date, and $1.1 million, which expire in the years 2009 to 2011.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The tax benefit for stock option deductions in excess of financial reporting deductions must be recognized as a credit to additional paid-in capital. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to stock option deductions will be credited to additional paid-in capital. As of December 31, 2006, approximately $7.6 million of the federal net operating loss carryforwards related to stock option deductions.

(11)	COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, the Company’s contractual commitments associated with operating leases, primarily for its office space in Seattle, Washington, and other domestic and international locations, as well as equipment leases and financing are as follows (in thousands):

	2007	2008	2009	2010	2011	Total
Operating lease obligations	$790	$297	$261	$81	$4	$1,433

Rent expense under the Company’s operating leases was approximately $737,000 during 2006 and $781,000 during 2005.

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2006 and 2005 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

(12)	OTHER COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2006, comprehensive income consisted of net income, foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive income for 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2006	2005
Net income	$156	$1,982
Unrealized gain on investments	4	—
Change in cumulative translation adjustment	(72)	44

Comprehensive income	$88	$2,026

As December 31, 2006, total cumulative translation loss amounted a $320,000, and total cumulative unrealized gain on investments amounted to $4,000.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(13)	401(K) RETIREMENT PLAN

The Company sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. The Company matches employees’ contributions at the discretion of its management. The company made contributions of $110,646 during 2006 and $17,952 during 2005.

(14)	SEGMENT AND GEOGRAPHIC INFORMATION.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Business segment information includes the segments of North American Data Analysis, International Data Analysis and Text Analysis. For the years ended December 31, 2006 and 2005, the Company measured each segment’s performance based on its revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is presented below (in thousands):

	North American Data Analysis	International Data Analysis	Text Analysis	Total
2006
Revenues	$13,289	$9,734	$992	$24,015
Contribution Margin	5,805	2,972	(207)	8,570
Unallocated Costs and Expenses				(8,933)

Operating Loss				$(363)

2005
Revenues	$12,545	$8,214	$1,578	$22,337
Contribution Margin	6,086	2,605	282	8,973
Unallocated Costs and Expenses				(7,046)

Operating Income				$1,927

As of January 1, 2007, the Company integrated its Text Analysis segment into its Data Analysis business, and is no longer treating Text Analysis as a separate segment.

INSIGHTFUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company reports consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

	United States	Foreign	Total
Year Ended December 31, 2006
Revenue	$14,282	$9,733	$24,015
Long-lived assets	2,838	853	3,691
Total Net Assets	8,967	2,443	11,410
Year Ended December 31, 2005
Revenue	$14,123	$8,214	$22,337
Long-lived assets	1,913	781	2,694
Total Net Assets	7,894	2,193	10,087

(15)	Unaudited Quarterly Data

	Q1	Q2	Q3	Q4
For the year 2006
Revenue	$5,542	$5,156	$5,851	$7,466
Gross profit	4,181	3,809	4,485	5,891
Net income (loss)	(43)	(415)	287	327
Basic and diluted net income (loss) per share	$0.00	$(0.03)	$0.02	$0.01

For the year 2005
Revenue	$5,258	$5,110	$5,408	$6,562
Gross profit	4,092	4,000	4,128	5,296
Net income	334	334	311	1,003
Basic and diluted net income per share	$0.03	$0.03	$0.02	$0.08

Due to rounding effects, the sum of certain quarterly data may not equal the corresponding annual amounts disclosed elsewhere.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

In the fourth quarter of 2006, to enhance our internal control environment over financial reporting and enable easier and quicker access to financial and other data, we implemented new customer resource and order management systems and made significant modifications and enhancements to our existing accounting systems.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides information regarding each of our director and executive officers.

Name	Age	Positions Held	Term Expires	Class of Director	Director Since
Sachin Chawla	47	Director	2009	I	2004
Jeffrey Coombs	49	Director, President and Chief Executive Officer	2007	II	2004
Samuel Meshberg	58	Chairman of the Board of Directors	2007	II	2001
Mark Ozur	51	Director	2008	III	2001
Ronald Stevens	42	Director	2009	I	2006
Richard Barber	38	Chief Financial Officer and Treasurer	—	—	—

Sachin Chawla. Mr. Chawla has served as a director of Insightful since April 2004. Mr. Chawla currently serves as Vice President of Engineering at GoldenGate Software, Inc., a provider of transactional data management solutions. From 2002 to 2006, he served as Vice President of the Data Integration Division for Business Objects. In 1996, he co-founded Acta Technology, a data integration provider that was acquired by Business Objects in 2002, and served as its CEO from 1996 through 1998 and in multiple capacities as a Vice President from 1998 through 2002. Before Acta, Mr. Chawla spent five years with Sybase Corporation where he spearheaded the development of Replication Server, Sybase’s distributed, heterogeneous data replication product. Mr. Chawla holds a B.S. in electrical engineering from the University of California Berkley and an M.S. in computer science from Stanford University.

Jeffrey Coombs. Mr. Coombs has served as President and Chief Executive Officer and a director of Insightful since April 2004. Mr. Coombs joined Insightful in January 2003 as a consultant for Insightful’s Text Analysis (InFact) business, became Senior Vice President of Sales and Marketing in May 2003, and became interim Chief Executive Officer in October 2003. He became President and Chief Executive Officer in April 2004 and joined the Board of Directors at that time. From 1997 to 2002, he served as Vice President of Marketing and Market Development for Acta Technology, a data integration company that was acquired by Business Objects in 2002. He served as Group Director of Worldwide Partner Alliances and Strategic Marketing for Business Objects from 1994 to 1997, and held assorted director-level positions in marketing, channels, and partnerships for Informix from 1989 to 1994. Mr. Coombs holds an M.B.A. from Harvard and a B.A. from Williams College.

Samuel Meshberg. Mr. Meshberg has served as a director of Insightful since February 2001. From 1984 to 2003, Mr. Meshberg served as President of Financial Management Investment Services, Inc., a private investment company. He served as President of Philson, Inc., an anodizing company, from 1982 to 1999, and as Chief Financial Officer of Emson Research, Inc., a packaging company, from 1990 to 1999. Philson and Emson were acquired by AptarGroup, Inc., a packaging company, in February 1999. Mr. Meshberg holds a B.S. in business and an M.B.A. from Babson College.

Mark Ozur. Mr. Ozur has served as a director of Insightful since February 2001. Mr. Ozur has served as a high technology management consultant since October 2006. From October 2004 to October 2006, Mr. Ozur served as the Chief Executive Officer of PredictableIT, a provider of hosted IT desktop solutions, which he co-founded. Mr. Ozur was the Chief Technical Officer of edge2net, Inc., a global provider of international telecommunications services, from June 2000 to October 2001, and President and Chief Executive Officer of PulsePoint Communications, Inc., a telecommunications enhanced services company, from January 1995 through August 1999. From December 1990 to December 1992, he was Vice President, Engineering for Precision Visuals, Inc., a visualization software company. Mr. Ozur holds a B.S. in biology from Long Island University, C.W. Post College, and is a graduate of the Executive Program for Smaller Companies at Stanford University Graduate School of Business.

Ronald Stevens. Mr. Stevens has served as a director of Insightful since April 2006. Since December 2005, Mr. Stevens has been serving as a senior financial manager to several companies, with focus on fundraising and restructuring. Mr. Stevens served as CFO and COO of Loudeye Corporation, a digital media solutions company, from March 2005 to December 2005. From 2000 to 2004, he was CFO/COO of Primus Knowledge Solutions, a Seattle software company acquired by ATG in 2004. Prior to Primus, Mr. Stevens was Chief Operating Officer of OnHealth Network Company, Inc., a consumer health care website acquired by WebMD 2000. Before joining OnHealth, Mr. Stevens was Senior Vice President at consumer software company Sierra On-Line, Inc. Mr. Stevens has a B.A. in accounting and business administration from Western Washington University.

Richard Barber. Mr. Barber has served as Chief Financial Officer and Treasurer of Insightful since July 2004. From August 2003 until July 2004, Mr. Barber served as an independent financial consultant to high-technology companies. From January 2001 to August 2003, he served as Chief Financial Officer of Fullplay Media Systems, a hardware and software company. From 1991 to 2000, Mr. Barber held various positions at KPMG LLP, most recently as a senior manager in the assurance department. Mr. Barber holds a B.S. in business administration and accounting from Gonzaga University and is a Certified Public Accountant and Certified Management Accountant.

Significant Employees

Nicholas Brown. Mr. Brown has served as Insightful’s Vice President, Marketing since August 2006. From October 1998 to July 2006, he served as the Senior Director, Banking Products of Oracle/Siebel Systems, an enterprise software vendor. Mr. Brown holds a B.A. in business administration, economics and religion from Hope College.

Thomas Dieker. Mr. Dieker has served as Insightful’s Vice President of Sales for the Americas and Asia Pacific since December 2004. From April 2001 to November 2004, he served as Director of Sales, Life Sciences Vertical for SAS, a predictive analytics software and services company. From April 2000 to April 2001, he served as National Sales Manager for ABC Technologies, an activity-based costing software company that was acquired by SAS in March 2001. Prior to ABC Technologies, he held several sales management positions within other enterprise software companies, including Peregrine Systems Inc., Sirius Computer Solutions and Activant Corporation. Mr. Dieker has a B.S. in business management from Portland State University.

Colin Magee. Mr. Magee has served as Insightful’s Vice President, Europe since December 2004. He joined Insightful in August 2001, serving as Sales Director for Northern Europe until December 2001 and as Managing Director of U.K. from January 2002 to December 2004. Mr. Magee holds a B.A. in history from the University of London.

Giovanni Marchisio. Mr. Marchisio has served as Insightful’s Vice President of Research and Development since December 2006. He served as Insightful’s Vice President of Engineering, Text Analysis and Search (InFact) from October 2005 to December 2006 and as its Director of Emerging Products from January 2002 to October 2005. Between April 1996 and December 2001, he served at Insightful as a principal investigator for several R&D projects for agencies of the federal government (DARPA, NASA, USAF and the NIH) and as a consultant for finance customer engagements. From 1985 to 1996, he held a number of management or technical lead positions with Active Voice Corporation (now a division of Cisco Systems, Inc.), Sierra Geophysics Inc. (a former division of The Halliburton Company), and Gulf Canada Resources Ltd. He also served as a visiting professor at the University of British Columbia. He holds a B.A.Sc. in Engineering from the University of British Columbia and a Ph.D. in Geophysics from the University of California, San Diego.

Ann Parker-Way. Ann Parker-Way has served as Insightful’s Vice President, General Counsel and Corporate Secretary since September 2006. From May 2003 to September 2006, Ms. Parker-Way served as Senior Director and Associate General Counsel of drugstore.com, inc., a publicly traded online retailer. From March 2000 to May 2003, she was an attorney in the law firm of Orrick, Herrington & Sutcliffe LLP, and from September 1998 to March 2000 she was an attorney in the law firm of Perkins Coie LLP. Ms. Parker-Way holds a B.S. in psychology from Eastern Michigan University and a J.D. from the University of Michigan Law School.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Ronald Stevens (chair), Sachin Chawla and Mark Ozur. The board of directors has determined that Mr. Stevens is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”), and that Mr. Stevens is independent, as independence is defined for audit committee members by the NASDAQ listing standards applicable to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulated rules of the SEC require our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of initial ownership and reports of changes in ownership of our common stock. SEC regulations require such persons to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons that no forms were required for those persons, our officers, directors and holders of more than 10% of our common stock filed all required Section 16(a) reports on a timely basis in 2006.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, directors and officers. The Code of Ethics is available free of charge through our website at www.insightful.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller that relates to any element of the definition of “code of ethics” provided in Item 406(b) of Regulation S-B.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table provides information regarding the compensation earned in 2006 by our Chief Executive Officer and the other most highly compensated executive officer whose total salary and bonus exceeded $100,000 for 2006. These persons are referred to as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)		All Other Compensation ($)		Total
Jeffrey E. Coombs	2006	$248,063	$135,148	$329,531	(3)	$3,750	(4)	$716,492
President and Chief Executive Officer	2005	$240,462	$130,087	$—	(5)	$89,440	(6)	$459,989
Richard P. Barber	2006	$206,600	$60,000	$46,914	(7)	$3,633	(4)	$317,148
Chief Financial Officer and Treasurer	2005	$204,790	$58,400	—		$825	(4)	$264,015

(1)	Bonuses are reported for the year earned, even if actually paid in the following year.
(2)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (which we adopted beginning in fiscal year 2006), disregarding the estimate of forfeitures related to service-based conditions. No forfeitures were made during 2006 with respect to the options presented in this Summary Compensation Table. Assumptions made in connection with this valuation are described in Note 2(c) of our consolidated financial statements, Significant Accounting Policies—Stock-Based Compensation and Stockholders’ Equity.
(3)	On March 10, 2006, Mr. Coombs received a stock option to purchase 100,000 shares of our common stock at an exercise price of $3.12, which was the closing price of our common stock on that date. Other material terms of this option are described in the Outstanding Equity Awards at Fiscal Year End table below.
(4)	Represents 401(k) matching funds.
(5)	On March 5, 2005, Mr. Coombs received a stock option to purchase 150,000 shares of our common stock at an exercise price of $2.63, which was the closing price of our common stock on that date. Other material terms of this option are described in the Outstanding Equity Awards at Fiscal Year End table below.
(6)	Includes $88,615 for relocation and living expenses reimbursed in accordance with Mr. Coombs’ October 27, 2004 offer letter, described below, and $825 in 401(k) matching funds.
(7)	On March 10, 2006, Mr. Barber received a stock option to purchase 35,000 shares of our common stock at an exercise price of $3.12, which was the closing price of our common stock on that date. Other material terms of this option are described in the Outstanding Equity Awards at Fiscal Year End table below.

Fiscal Year-End Option Values

The following table provides information about the outstanding options held by the Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey E. Coombs	–	(1)	100,000	–	$3.12	3/10/2016
	–	(2)	150,000	–	$2.63	3/5/2015
	292,187	(3)	132,813	–	$2.43	1/22/2014
	196,875	(4)	28,125	–	$1.13	5/5/2013
	17,250	(5)	–	–	$1.17	12/6/2012
Richard P. Barber	6,562	(6)	28,438	–	$3.12	3/10/2016
	70,312	(7)	54,688	–	$1.66	7/27/2014

(1)	Represents an option to purchase 100,000 shares granted to Mr. Coombs on March 10, 2006. This option will vest as follows: one-fourth of the option shares will vest and become exercisable on March 10, 2009, and an additional one-fourth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on December 10, 2009, provided that Mr. Coombs continues to provide service to us through that date. This option expires on March 10, 2016.
(2)	Represents an option to purchase 150,000 shares granted to Mr. Coombs on March 5, 2005. This option will vest as follows: one-fourth of the option shares will vest and become exercisable on March 7, 2008, and an additional one-fourth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on December 5, 2008, provided that Mr. Coombs continues to provide service to us through that date. This option expires on March 5, 2015.
(3)	Represents an option to purchase 425,000 shares granted to Mr. Coombs on January 22, 2004. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on January 22, 2008, provided that Mr. Coombs continues to provide service to us through that date. This option expires on January 22, 2014.
(4)	Represents an option to purchase 225,000 shares granted to Mr. Coombs on May 5, 2003. The option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on May 5, 2007, provided that Mr. Coombs continues to provide service to us through that date. The option expires on May 5, 2013.
(5)	Represents an option to purchase 17,250 shares granted to Mr. Coombs on December 6, 2002. This option has fully vested. This option expires on December 6, 2012.
(6)	Represents an option to purchase 35,000 shares granted to Mr. Barber on March 10, 2006. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on March 10, 2010, provided that Mr. Barber continues to provide service to us through that date. This option expires on March 10, 2016.
(7)

Represents an option to purchase 125,000 shares granted to Mr. Barber on July 27, 2004. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on July 27, 2008, provided that Mr. Barber continues to provide service to us through that date. This option expires on July 27, 2014.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On October 27, 2004, when Jeffrey Coombs became our Chief Executive Officer, we executed an offer letter that provided for initial base salary of $225,000 annually plus an initial bonus target of $120,000 annually, a minimum annual increase of 5% in salary and target bonus amount in each year from 2005 through 2008, a monthly local living expense allowance of $2,300 through April 2005, and reimbursement for actual relocation expenses incurred by Mr. Coombs in connection with his move to Seattle, Washington by December 31, 2005.

On October 27, 2004, we also entered into an employment agreement regarding termination, or the Coombs Severance Agreement, with Mr. Coombs. The Coombs Severance Agreement provides that, in the event Mr. Coombs is terminated without cause, we will pay him his salary and performance bonus earned through the date of termination and severance pay equal to 18 months’ salary based on the rate in effect as of the date of termination. In addition, Mr. Coombs will have nine months from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination. In addition, the Coombs Severance Agreement provides that, upon a change in control, we will accelerate the vesting of 50% of Mr. Coombs’ unvested and unexpired stock options. The Coombs Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Coombs is terminated without cause three months prior to, or within the 12 months following, a change in control. In such event, we will pay severance equal to 18 months of salary based on the rate in effect as of the date of termination, and accelerate the vesting of all of Mr. Coombs’ unvested and unexpired stock options. Mr. Coombs will have nine months from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

On July 26, 2004, we entered into an employment agreement regarding termination, or the Barber Severance Agreement, with Richard P. Barber, our Chief Financial Officer. The Barber Severance Agreement provides that, in the event Mr. Barber is terminated without cause, we will pay him his salary and performance bonus earned through the date of termination and severance pay equal to six months’ salary based on the rate in effect as of the date of termination. In addition, the Barber Severance Agreement provides for the acceleration of the vesting of 50% of any unvested, unexpired stock options in the event of a change in control, such acceleration to occur within six months after the change in control, provided Mr. Barber remains employed by Insightful on the date of acceleration. The Barber Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Barber is terminated without cause within three months prior to, or within the six months following, a change in control. In such event, we will pay severance equal to six months of salary based on the rate in effect as of the date of termination and accelerate the vesting of all of Mr. Barber’s unvested and unexpired stock options. Mr. Barber will have 90 days from the date of termination to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

Director Compensation

The following table provides information about compensation earned in 2006 by members of our Board of Directors who are neither employees nor officers. These directors are referred to as non-employee directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)		Total ($)
Paul N. Bialek (3)	$8,500	$22,119	(4)	$30,619
Sachin Chawla	$31,375	$22,119	(5)	$53,494
Samuel R. Meshberg	$27,000	$22,119	(6)	$49,119
Mark C. Ozur	$34,500	$22,119	(7)	$56,619
Ronald M. Stevens (8)	$23,500	$22,119	(9)	$45,619

(1)	Fees are reported for the year earned, even if actually paid in the following year.
(2)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (which we adopted beginning in fiscal year 2006). Assumptions made in connection with this valuation are described in Note 2(c) of our consolidated financial statements, Significant Accounting Policies—Stock-Based Compensation and Stockholders’ Equity.
(3)	Mr. Bialek resigned from the Board effective April 4, 2006.
(4)	Represents an option grant of 20,000 shares made to Mr. Bialek on February 3, 2006. At December 31, 2006, Mr. Bialek held no outstanding options to purchase our common stock.
(5)	Represents an option grant of 20,000 shares made to Mr. Chawla on February 3, 2006. At December 31, 2006, Mr. Chawla held outstanding options to purchase 55,000 shares of our common stock.
(6)	Represents an option grant of 20,000 shares made to Mr. Meshberg on February 3, 2006. At December 31, 2006, Mr. Meshberg held outstanding options to purchase 120,000 shares of our common stock.
(7)	Represents an option grant of 20,000 shares made to Mr. Ozur on February 3, 2006. At December 31, 2006, Mr. Ozur held outstanding options to purchase 122,000 shares of our common stock.
(8)	Mr. Stevens joined the Board of Directors on April 4, 2006.
(9)	Represents an option grant of 20,000 shares made to Mr. Stevens on April 4, 2006. At December 31, 2006, Mr. Stevens held outstanding options to purchase 20,000 shares of our common stock.

Each non-employee director receives $5,000 per calendar quarter for attending Board and committee meetings, provided that he or she attends a minimum of 75% of the regular and special meetings of the Board and of any committees of which he or she is a member. Members of the Audit Committee receive an additional $1,875 each quarter, and members of the Compensation Committee receive an additional $625 each quarter. The chairman of the Board, the chairman of the Compensation Committee and the chairman of the Audit Committee receive an additional $625 per quarter. In addition, each non-employee director receives $2,000 for each special meeting of the Board he or she attends in person, $500 for each special meeting of the Board he or she attends by telephone, and $250 for each special meeting of a Board committee he or she attends by telephone.

In addition, each non-employee director is entitled to participate in our Amended and Restated 2001 Non-Employee Director Stock Option Plan, or 2001 Director Plan. Under the 2001 Director Plan, as amended March 16, 2007, each non-employee director who first becomes a member of the Board after March 16, 2007 automatically receives, on the date the he or she becomes a member of the Board, an option to purchase a number of shares of our common stock equal to the sum of (i) 15,000 plus (ii) 15,000 divided by 12 multiplied by the full number of months between the date on which he or she becomes a member of the Board and the next March 16th. In addition, effective March 16, 2007 and each March 16th thereafter, each non-employee director who is serving on the Board on the applicable March 16th automatically receives an option to purchase 15,000 shares of our common stock. Both the initial option grants and each annual grant vests quarterly in equal increments over a one-year period.

Under the 2001 Director Plan in effect before March 16, 2007, each non-employee director received automatically on the date of his or her first election or appointment to the Board an option to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on that date. In addition, on February 3 of each year, each non-employee director who had served on the Board for at least one year automatically received an option to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Each non-employee director who had served for less than a full year as of February 3 automatically received an option to purchase that number of shares of our common stock equal to the number of full months he or she had served as a director during the prior year, divided by 12 and multiplied by 20,000. Options granted under the 2001 Director Plan before March 16, 2007 were fully vested on the date of grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 15, 2007 by:

•	each person known by us to own beneficially more than 5% of our common stock, based on publicly available information;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

On March 15, 2007, we had 12,991,977 shares of common stock outstanding. Except as otherwise indicated below, to our knowledge, the beneficial owners listed below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Under the rules of the SEC, shares of common stock subject to options exercisable currently or within 60 days are deemed outstanding for purposes of computing the ownership percentage of the person holding the option, but are not deemed outstanding for purposes of computing the ownership percentage of any other person. The address for the persons listed below is c/o Insightful Corporation, 1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109.

Name and Address of Beneficial Owner	Amount and Nature of Ownership		Percent of Class
Samuel Meshberg and certain affiliates	2,886,663	(1)	22.2%
Jeffrey Coombs	601,682	(2)	4.6%
Sachin Chawla	75,000	(3)	*
Mark Ozur	142,000	(3)	1.1%
Ronald Stevens	36,667	(3)	*
Richard Barber	94,687	(3)	*
All directors and executive officers as a group (6 persons)	3,836,699	(4)	29.5%

*	Less than 1%
(1)	Mr. Meshberg has sole voting and dispositive power with respect to 2,079,220 shares of common stock, including 140,000 shares subject to options exercisable on or within 60 days of March 15, 2007. In addition, Mr. Meshberg may be deemed to share voting and dispositive power with respect to 765,193 shares held by family trusts of which Mr. Meshberg is a beneficiary and/or co-trustee, 37,188 shares held by trusts for the benefit of his children of which Mr. Meshberg is a co-trustee, and 5,062 shares owned by a limited liability company of which Mr. Meshberg controls the voting power. Mr. Meshberg disclaims beneficial ownership of the shares owned by these trusts and limited liability company, except to the extent of his pecuniary interest in the shares.
(2)	Includes 587,562 shares subject to options exercisable on or within 60 days of March 15, 2007.
(3)	Represents shares subject to options exercisable on or within 60 days of March 15, 2007.
(4)	Includes 1,075,916 shares subject to options exercisable on or within 60 days of March 15, 2007.

Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding the equity compensation plans under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,061,613	$2.35	1,968,159
Equity compensation plans not approved by security holders (2)	17,250	$1.17	—

Total	3,078,863	$2.35	1,968,159

(1)	Represents shares issuable with respect to options issued and issuable under our Amended and Restated 2001 Stock Option and Incentive Plan and our Amended and Restated 2001 Non-Employee Director Stock Option Plan, and shares issuable upon the exercise of options issued under our 1992 Stock Plan. Because the 1992 Stock Plan has expired, no additional options may be issued under that plan.
(2)	Represents shares issuable with respect to options issued under our 1996 Non-Qualified, Non-Officer Stock Option Plan. Because the 1996 Non-Qualified, Non-Officer Stock Option Plan has expired, no additional options may be issued under that plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

See Item 10, Executive Compensation–Employment Contracts, Termination of Employment and Change-In-Control Arrangements, for a description of our offer letter to Jeffrey Coombs and our severance agreements with Mr. Coombs and Richard Barber.

Director Independence

The board of directors has determined that each of Samuel Meshberg, Sachin Chawla, Mark Ozur and Ronald Stevens is independent, as independence is defined for directors by the applicable NASDAQ listing standards.

ITEM 13.	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (B)

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (C)

10.2	Amended and Restated 2001 Stock Option and Incentive Plan (Exhibit 10.1) (D)

Exhibit Number	Description
10.3†	Amended and Restated 2001 Non-Employee Director Stock Option Plan

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (E)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (F)

10.6	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (G)

10.7	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (G)

10.8	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (H)

10.9	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (I)

10.10	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank (Exhibit 10.19) (B)

10.11	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (J)

10.12	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (K)

10.13	Offer Letter, dated October 19, 2004, to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (K)

10.14	Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (L)

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees for accounting services billed to Insightful by Moss Adams LLP, our independent registered public accounting firm, were as follows:

Audit Fees. The aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of financial statements included in our Forms 10-Q, the A-133 program audit for our government grants and services provided in connection with statutory and regulatory filings were $241,795 for 2006 and $230,940 for 2005.

Audit-Related Fees. The aggregate fees billed for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, not reported as audit fees, were $6,035 for 2006 and $19,706 for 2005.

Tax Fees. The aggregate fees billed for professional services for tax compliance, tax advice and tax planning were $15,600 for 2006 and $0 for 2005. The services in 2006 related to income tax compliance.

All Other Fees. Moss Adams LLP did not bill us for any other professional services in 2006 or 2005.

The audit committee’s charter provides that the committee will meet and will pre-approve all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm. All fees billed by Moss Adams LLP in 2006 were pre-approved by the audit committee. The audit committee has considered the provision of these services to us by Moss Adams LLP and determined that such provision of services was compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Ann L. Parker-Way and Richard P. Barber, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Coombs Jeffrey E. Coombs	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ Richard P. Barber Richard P. Barber	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Samuel R. Meshberg Samuel R. Meshberg	Chairman of the Board of Directors	March 30, 2007

/s/ Sachin Chawla Sachin Chawla	Director	March 30, 2007

/s/ Mark C. Ozur Mark C. Ozur	Director	March 30, 2007

/s/ Ronald M. Stevens Ronald M. Stevens	Director	March 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (B)

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (C)

10.2	Amended and Restated 2001 Stock Option and Incentive Plan (Exhibit 10.1) (D)

10.3†	Amended and Restated 2001 Non-Employee Director Stock Option Plan

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (E)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (F)

10.6	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (G)

10.7	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (G)

10.8	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (H)

10.9	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (I)

10.10	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank (Exhibit 10.19) (B)

10.11	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (J)

10.12	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 99.1) (K)

10.13	Offer Letter, dated October 19, 2004, to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (K)

10.14	Employment Agreement Regarding Termination, effective as of July 26, 2004, between Richard Barber and the registrant (Exhibit 3.3) (L)

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Confidential treatment granted by order of the SEC.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-20992), filed November 15, 2004.