Form 10QSB
period 2007-03-31
INSIGHTFUL CORP
filed 2007-05-15
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-20992

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

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, was 12,867,167 as of May 4, 2007.

Transitional Small Business Disclosure Format (Check one)    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,297	$7,320
Trade accounts receivable, net	3,592	6,201
Short-term investments	643	588
Other receivables	500	499
Prepaid expenses and other current assets	518	535

Total current assets	13,550	15,143
Long-term investments	2,855	2,361
Property and equipment, net	2,680	2,757
Purchased technology, net	—	49
Goodwill	800	800
Other assets	106	86

Total assets	$19,991	$21,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	764	745
Accrued payroll-related liabilities	1,524	2,184
Accrued expenses and other current liabilities	693	609
Deferred revenue	6,339	6,248

Total current liabilities	9,320	9,786
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—1,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value:
Authorized—30,000,000 shares
Issued and outstanding—12,876,467 and 12,813,842 shares at March 31, 2007 and December 31, 2006, respectively	128	128
Additional paid-in capital	38,199	37,843
Accumulated deficit	(27,337)	(26,245)
Other accumulated comprehensive loss	(319)	(316)

Total stockholders’ equity	10,671	11,410

Total liabilities and stockholders’ equity	$19,991	$21,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Software licenses	$2,042	$2,424
Software maintenance	2,013	1,811
Professional services and other	2,128	1,307

Total revenues	6,183	5,542

Cost of revenues:
Software related	362	458
Professional services and other	1,467	904

Total cost of revenues	1,829	1,362

Gross profit	4,354	4,180

Operating expenses:
Sales and marketing	2,645	2,156
Research and development	2,000	1,661
Less—Funded research	(506)	(579)

Research and development, net	1,494	1,082
General and administrative	1,427	1,089

Total operating expenses	5,566	4,327

Loss from operations	(1,212)	(147)
Other income, net	132	112

Loss before income taxes	(1,080)	(35)
Income tax expense	(12)	(8)

Net loss	$(1,092)	$(43)

Basic and diluted net loss per share	$(0.09)	$(0.00)

Basic and diluted weighted average common shares outstanding	12,830	12,546

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(1,092)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	291	261
Stock-based compensation expense	218	166
Changes in current assets and liabilities:
Trade and other accounts receivable	2,557	1,989
Prepaid expenses and other assets	(4)	44
Accounts payable	18	172
Accrued payroll-related liabilities and other accrued expenses	(579)	(499)
Deferred revenue	82	(360)

Net cash provided by operating activities	1,491	1,730

Investing activities:
Purchases of short- and long-term investments	(494)	(392)
Proceeds from sales and maturities of short- and long-term investments	—	723
Purchases of property and equipment	(165)	(453)

Net cash used in investing activities	(659)	(122)

Financing activities:
Payments on debt	—	(32)
Proceeds from exercise of stock options and employee stock purchase plan	138	8

Net cash provided by (used in) financing activities	138	(24)

Effect of exchange rate changes on cash and cash equivalents	7	(14)

Net increase in cash and cash equivalents	979	1,570

Cash and cash equivalents, beginning of period	7,320	9,185

Cash and cash equivalents, end of period	$8,297	$10,755

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$1
Income taxes	$54	$9

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2007

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a) Description of Business

Insightful Corporation and its subsidiaries (collectively, the “Company”) provide enterprises with data and text analysis products and services designed to drive better decisions faster by revealing patterns, trends and relationships. The Company is a developer and supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments, enabling customers to gain intelligence from numerical data and text. The Company’s solutions include its S-PLUS® product family for data analysis and InFact® product for text analysis, as well as customized software and consulting services and training for the design, development and deployment of customized analytics solutions. The Company’s customers include primarily companies in financial services, life sciences, telecommunications and manufacturing, as well as government and research institutions. Headquartered in Seattle, Washington, the Company also has offices in New York, North Carolina, France, Switzerland, and the United Kingdom, with distributors around the world.

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company offers a variety of data and text analysis software solutions, maintenance contracts, training and consulting services to its customers. The Company records revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”), as well as related interpretations including Technical Practice Aids.

Software license revenues consist principally of fees generated from granting rights to use the Company’s software products under perpetual and fixed-term license agreements. The Company also refers to fixed-term license agreements as subscription-based license agreements.

Perpetual software license fees are generally recognized upon delivery of the software after receipt of a definitive purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements if sold in a bundled arrangement. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not materially change before separate introduction into the marketplace.

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

Maintenance revenues are recognized ratably over the term of the related maintenance contracts, which generally span one year or less. The initial one-year maintenance contract is bundled into the license fees for most of the Company’s products. Maintenance services, which include unspecified product updates on a when-and-if available basis, are generally priced based on a percentage of the current list price, or net license fees paid, of the licensed software products. Maintenance renewals are optional.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was approximately $218,000 and $166,000, respectively, which consisted of stock-based compensation expense related to employee stock options and stock purchases under the ESPP.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2007 and 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of revenues	$15	$5
Sales and marketing	58	37
Research and development, net	22	23
General and administrative	123	101

Stock-based compensation expense included in operating expenses	$218	$166

The weighted average fair value of employee stock options granted in the three months ended March 31, 2007 and 2006 was $1.27 and $1.63, respectively. As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.54%	4.83%
Expected dividend yield	None	None
Expected life	3.71 years	3.75 years
Expected volatility	63.3%	67.6%

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

The variables used for stock price volatility and option lives involve management’s best estimates. Both of these variables impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and authorizations to make direct purchases of the Company’s common stock to eligible employees and others defined in the 2001 Plan.

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, approximately 885,000 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006 and 905,000 additional option shares were made available for future grant on January 1, 2007. As of March 31, 2007, 1,988,283 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of March 31, 2007, 514,333 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

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

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of March 31, 2007, and 2006, cash and cash equivalents amounted to $8.3 million and 7.3 million, respectively. At March 31, 2007 and 2006, marketable securities classified as cash equivalents amount to $3.7 million and $6.3 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of March 31, 2007, the Company’s total marketable securities were $7.0 million, of which $3.7 million were classified as cash equivalents, $0.5 million were classified as short-term investments and $2.8 million were classified as long-term investments.

Of the total $7.0 million in marketable securities, $6.0 million were corporate debt securities and $1.0 million were government and agency obligations. As of March 31, 2007, marketable securities had an unrealized gain of $2,800 and realized gains and losses of zero.

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

(h) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the three months ended March 31, 2007 and 2006, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date were not material.

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

(j) Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate transaction gains and losses is included in other income. The aggregate realized transaction gain was $2,600 and $21,000 for the three months ended March 31, 2007 and 2006, respectively.

(k) Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting. The Company currently distinguishes three reporting units that have goodwill, as follows: U.S. Data Analysis, Insightful United Kingdom, and Insightful Switzerland.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangibles are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1st. Additional tests are performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2006, nor did any such events occur or circumstances exist during the three months ended March 31, 2007 that would indicate that impairment existed as of March 31, 2007.

(l) Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. The Company’s purchased technology met this classification and was ratably amortized to expense over three years ending as of January 31, 2007. See Note 3.

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

(m) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas that include, but are not limited to, (i) revenue recognition, (ii) provision for bad debt, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, (v) tax assets and liabilities and other tax exposure items, and (vi) valuation of stock options using the Black-Scholes option pricing model.

(n) Financial Instruments

At March 31, 2007, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

(o) Taxes

Income taxes

The Company follows the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, and the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

Under SFAS 109 and FIN 48, certain assumptions are made that represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.

Historically, the Company has not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with income tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, or March 31, 2007.

Tax years 2003, 2004, 2005, and 2006 are still subject to potential examination under the applicable federal and state statutes of limitations. In addition, tax years 1993 to 2002 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future year tax returns. The Company is not currently under income tax examination by any tax jurisdiction.

Sales taxes

During the ordinary course of business, there are many transactions and for which the ultimate sales tax determination is uncertain. If necessary, the Company establishes accruals for sales tax-related uncertainties based on estimates of whether, and to the extent which, additional sales taxes, interest, and penalties will be due. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a sales tax audit or the expiration of a related statute of limitations.

The Company generates sales in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. The Company is registered in several states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states. In the second quarter of 2006, the Company began a comprehensive examination of the tax rules for each of the various jurisdictions where the Company generates sales. In the course of this examination, the Company concluded that some jurisdictions in which the Company generated sales but had not been registered or paid taxes may have a basis to claim that, for a period of time, the Company should have levied, collected, and remitted required sales taxes on applicable sales transactions. As a result, the Company recorded an estimated tax liability, net of estimated amounts to be collected from customers, of $125,000 at December 31, 2006. This net estimated tax liability was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet dated December 31, 2006, and in general and administrative expense in the Company’s consolidated statement of income for the twelve months ended 2006. As of March 31, 2007, the liability remains at $125,000. The Company’s estimate was based on the following factors: the Company’s ability to successfully collect reimbursement from its customers for sales tax payments the Company makes on their behalf as part of the process of registering in a particular jurisdiction, the Company’s ability to determine whether the underlying sales tax obligations were previously discharged directly by the applicable customers through other means, and the likelihood of the Company’s success in qualifying for various amnesties, settlements, or exemptions available in the applicable states.

The provision for sales taxes includes the impact of potential sales tax claims and changes to accruals and valuation allowances that the Company considers appropriate, as well as the related interest expense and penalties. In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from the Company’s estimates. For example, additional jurisdictions besides the ones that the Company determined may assert a claim with respect to sales taxes, and the Company may be less successful than it has anticipated at collecting reimbursement from its customers for sales taxes that such customers should have been required to remit and that were not discharged directly by such customers through other means. Accordingly, the Company’s actual sales tax obligation may exceed the estimate established as of March 31, 2007. Any changes in circumstances related to these contingencies could have a material effect on the Company’s financial condition, results of operations and cash flows.

(p) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of this pronouncement on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate this statement will have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount was ratably amortized to software-related cost of revenues over a three-year estimated life. Accordingly, the Company recorded $49,000 and $147,000 in amortization expense related to this technology in the three months ended March 31, 2007 and 2006, respectively. The remaining balance of the capitalized asset was fully amortized as of January 31, 2007.

(4) FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by the Company’s accounts receivable and allows the Company to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at March 31, 2007 under the Company’s previous line of credit facility with Silicon Valley Bank, and no amounts have been borrowed under the renewed line of credit facility.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. The Company is entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the preceding 90 days of the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at March 31, 2007 under the Company’s previous equipment loan facility with Silicon Valley Bank, and no amounts have been borrowed under the new equipment loan facility.

These credit facilities contain covenants that limit the Company’s net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, the Company is prohibited under these facilities from paying dividends.

(5) NET LOSS PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net loss per share computations for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Shares used in basic net loss per share computation	12,830	12,546
Effect of dilutive common stock equivalents(1)	—	—

Shares used in diluted net income loss per share computation	12,830	12,546

(1)	Common stock equivalents totaling 494,000 and 654,000 were excluded from dilutive net loss per share for the three months ended March 31, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.

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

	Three Months Ended March 31,
	2007	2006
Stock options excluded from the computation of diluted net loss per share, other than those used in the determination of common stock equivalents disclosed above	1,508	1,141

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2007, comprehensive loss consisted of net loss, foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive loss for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(1,092)	$(43)
Unrealized loss on investments	(1)	—
Change in cumulative translation adjustment	(2)	(13)

Comprehensive loss	$(1,095)	$(56)

As March 31, 2007, total cumulative translation loss amounted a ($322,000), and total cumulative unrealized gain on investments amounted to $3,000.

(7) SEGMENT REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. The Company has two business segments: Domestic and International. The Company measures segment performance based on revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	Domestic (1)	International	Total
Three months ended March 31, 2007
Revenues	$3,093	$3,090	$6,183
Contribution margin	788	1,055	1,843
Unallocated costs and expenses			(3,055)

Income from operations			$(1,212)

Three months ended March 31, 2006
Revenues	$3,375	$2,167	$5,542
Contribution margin	1,288	848	2,136
Unallocated costs and expenses			(2,283)

Income from operations			$(147)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

Prior to January 1, 2007, the Company reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). As previously disclosed, the Company historically focused its InFact-related efforts on products and partnerships geared towards utilizing InFact for content vertical portals such as online book search, but the strategic partnerships that were explored in this area did not come to fruition. As a result, the Company believes that the greatest opportunities are with its data analysis product line. To direct the Company’s focus and resources accordingly, beginning in the first quarter of 2007, the Company no longer treats Text Analysis as a separate business segment.

(9) REVENUE CONCENTRATION

Only one customer accounted for more than 10% of the Company’s total consolidated revenues, accounting for 17% (or $1.1 million) of total consolidated revenues for the three months ended March 31, 2007. No customer accounted for more than 10% of the Company’s total consolidated revenues for the three months ended March 31, 2006.

Only one customer accounted for 10% or more of the company’s total consolidated accounts receivable balance as of March 31, 2007, accounting for 19.6%. No customers accounted for more than 10% of the Company’s total consolidated accounts receivable balance as of March 31, 2006.

(8) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At March 31, 2007 there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

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

Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the factors described in the section entitled “Management’s Discussion and Analysis or Plan of Operation – Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in Part I, Item 2 of this report. Other factors besides those described in this report could also affect actual results.

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

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, France, Switzerland, and the United Kingdom, with distributors around the world. As of March 31, 2007, we employed 110 full-time and 8 part-time employees in the United States, and 40 full-time and 1 part-time employees in Europe. Formerly Mathsoft, Inc., we reincorporated as Insightful Corporation in Delaware in 2001.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our employee stock purchase plan, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. We have applied the provisions of the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements reflect the impact of SFAS 123R for the three months ended March 31, 2007 and 2006.

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

Our determination of stock price volatility and option lives, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option, involve management’s best estimates. SFAS 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

Income Taxes

We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and the provisions of Financial Accounting Standard Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

Under SFAS 109 and FIN 48, certain assumptions are made that represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our results of operations or financial condition.

Historically, we have not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, we have adopted a policy whereby amounts related to interest and penalties associated with income tax matters are classified as general and administrative expense when incurred.

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, or March 31, 2007.

Tax years 2003, 2004, 2005, and 2006 are still subject to potential examination under the applicable federal and state statute of limitations. In addition, tax years 1993 to 2002 may be subject to examination in the event we utilize the net operating loss carryforwards from those years in its current or future year tax returns. We are not currently under income tax examination by any tax jurisdiction.

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

Results of Operations

Revenues by Type

We have three classifications of revenue on our statement of income: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006
Revenues (in thousands):
Software licenses	$2,042	$2,424	(16)%
Software maintenance	2,013	1,811	11%
Professional services and other	2,128	1,307	63%

Total	$6,183	$5,542	12%

Revenues by type (as % of total revenues):
Software licenses	33%	43%
Software maintenance	33%	33%
Professional services and other	34%	24%

Total	100%	100%

Total Revenues

Total revenues for the three months ended March 31, 2007 increased by 12% ($0.6 million), as compared to the corresponding period of 2006. Geographically, and for the corresponding period of 2006, total Domestic revenue decreased by 8% ($0.3 million), and was offset by an increase of 43% ($0.9 million) in International revenue. Total revenues associated with our core data analysis product line increased by 16%, or $0.8 million, while total revenues associated with our text analysis product decreased by 53%, or $0.2 million.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term (subscription) license agreements.

Total software revenues decreased by 16% ($0.4 million) for the three months ended March 31, 2007, as compared to the corresponding period of 2006. This decrease was made up of a 32% ($0.5 million) decrease in Domestic software revenues, offset by an 18% ($0.1 million) increase in International software revenues. License revenues from our data analysis product line decreased by 11% ($0.2 million), while license revenues from our InFact product decreased by 53% ($0.2 million) in the first quarter of 2007, as compared to the corresponding period of 2006. This decrease in data analysis license revenues was partly attributable to our strong performance in during the fourth quarter of 2006, during which we closed a significant number of the domestic data analysis license transactions in our life sciences pipeline. We believe that our inability to rebuild the sales pipeline quickly enough and close enough new orders in the first quarter of 2007 contributed to our inability to maintain or increase our data analysis license revenues in the first quarter of 2007 as compared to the first quarter of 2006.

Prior to January 1, 2007, we focused our InFact efforts on products and partnerships geared towards utilizing InFact for content vertical portals such as online book search, but the strategic partnerships we explored in this area did not come to fruition. As a result, we believe that the greatest opportunities for Insightful are from our data analysis product line. To direct our focus and resources accordingly, beginning in the first quarter of 2007, we no longer treat Text Analysis as a separate business segment. Instead, we now view and treat InFact as a software product in our portfolio of software products. Consequently, we do not expect to generate significant revenue from our InFact product in the future.

Maintenance Revenue

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

Software maintenance revenues increased by 11% ($0.2 million) for the three months ended March 31, 2007, as compared to the corresponding period of 2006. This increase was due to an increase in maintenance bookings from 2004 through 2006 resulting from an increase in license bookings, and an increase in subsequent renewals for maintenance. The increase in maintenance renewals was due in part to success in 2006 in getting customers to renew maintenance that had lapsed in previous quarters.

Because a certain percentage of our maintenance customers do not renew their maintenance contracts with us each quarter, in order to maintain or increase our future maintenance revenues we must maintain a certain level of new license revenue bookings.

Professional Services and Other Revenue

Professional services and other revenue is generated from performing consulting and training activities.

Professional services and other revenues increased by 63% ($0.8 million) for the three months ended March 31, 2007, as compared to the corresponding period of 2006. This increase was due to an increase of 27% ($0.1 million) in Domestic professional services and other revenues and an 86% ($0.7 million) increase in our International professional services and other revenue. These increases were primarily due to the following factors:

•

We continue to perform consulting work for a large international financial services customer that accounted for 17% of our total revenues and 48% of professional services revenues for the three months ended March 31, 2007. We expect this customer to continue to account for a substantial proportion of our revenues in 2007.

•

In general, we are seeing larger professional services engagements with multiple customers as a result of successfully implementing our strategy of marketing larger, more complex customer-specific solutions to a broader user base and higher levels within the hierarchy of an organization.

Revenues by Segment and Geography

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006
Revenues (in thousands):
Domestic	$3,093	$3.375	(8)%
International	3,090	2,167	43%

Total	$6,183	$5,542	12%

Revenues (as % of total revenues):
Domestic	50%	61%
International	50%	39%

Total	100%	100%

Prior to January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). As previously discussed, we historically focused our InFact related efforts on products and partnerships geared towards utilizing InFact for content vertical portals such as online book search, but the strategic partnerships we explored in this area did not come to fruition. As a result, we believe that the greatest opportunities for Insightful are with our data analysis product line. To direct our focus and resources accordingly, beginning in the first quarter of 2007, we no longer treat Text Analysis as a separate business segment.

Domestic Revenues

Domestic revenues decreased by 8% ($0.3 million) for the three months ended March 31, 2007, as compared to the corresponding period of 2006. This decrease was made up of a 32% ($0.6 million) decrease in software revenues, offset by an 8% ($0.1 million) increase in maintenance revenue, and a 27% ($0.2 million) increase in professional services revenues.

International Revenues

International revenues increased by 43% ($0.9 million) for the three months ended March 31, 2007, as compared to the corresponding period of 2006. This increase was made up of an 18% ($0.1 million) increase in software revenues, a 17% ($0.1 million) increase in maintenance revenue, and an 86% ($0.6 million) increase in professional services revenues.

One international Data Analysis customer accounted for 17% ($1.1 million) of our total revenues for the three months ended March 31, 2007. This same customer accounted for 8% ($0.4 million) of total revenues for the three months ended March 31, 2006.

Cost of Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006
Cost of revenues (in thousands):
Software-related	$362	$458	(21)%
Professional services and other	1,467	904	62%

Total	$1,829	$1,362	34%

Cost of software-related revenues as a % of software-related revenues	9%	11%
Cost of professional services and other revenues as a % of professional services and other revenues	69%	69%

Total	30%	25%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the S programming language purchased from Lucent Technologies Inc. in January 2004.

For the three months ended March 31, 2007, the cost of software-related revenues decreased in absolute dollars by 21% ($0.1 million), and decreased as a percentage of software-related revenues by two percentage points, as compared to the corresponding period of 2006. These decreases were due to a decrease in intellectual property expense related to final amortization of the S programming language as of January 31, 2007, whereby only one month of amortization occurred in the three months ended March 31, 2007, as compared to three months of amortization that occurred in the corresponding period of the prior year.

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

For the three months ended March 31, 2007, the cost of professional services and other revenues increased in absolute dollars by 62% ($0.6 million) and remained flat at 69% as a percentage of professional services and other, as compared to the corresponding period in 2006. The increases in absolute dollars reflects the increase in direct and indirect headcount related costs necessary to support the corresponding increase in professional services and other revenues. These increased headcount costs were incurred in both our Domestic and International operations, and included the hiring of our head of European professional services in July 2006.

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

We are implementing a strategy of creating, marketing, and implementing vertical-specific solutions targeted at larger customers. These solutions combine our technology with our consulting expertise, which we believe will make each sale and implementation of a particular solution incrementally more efficient and bring more value to our customers.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percent Increase
	2007	2006
Sales and marketing expenses (in thousands)	$2,645	$2,154	23%
Sales and marketing expenses (as percentage of total revenues)	43%	39%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

For the three months ended March 31, 2007, sales and marketing expenses increased in absolute dollars by 23% ($0.5 million) and increased as a percentage of total revenues by four percentage points, as compared to the corresponding period of 2006. Direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel, as well as increases in compensation of existing personnel in both the United States and Europe, accounted for approximately $450,000 of the increase, and promotional activities such as trade shows made up the remaining difference of approximately $50,000.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development, Net

	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006
Research and development expenses (in thousands):
Research and development	$2,000	$1,661	20%
Less—funded research	(506)	(579)	(13)%

Research and development, net	$1,494	$1,082	38%

Research and development expenses (as percentage of total revenues):
Research and development	32%	30%
Less—funded research	(8)%	(10)%

Research and development, net	24%	20%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

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

For the three months ended March 31, 2007, gross research and development expenses increased in absolute dollars by approximately 20% ($0.3 million) and increased as a percentage of total revenues by two percentage points, as compared to the corresponding period of 2006. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel.

Funded research.

For the three months ended March 31, 2007, funded research decreased in absolute dollars by 13% ($73,000) and decreased as a percentage of total revenues by two percentage points, as compared to the corresponding period of 2006. These decreases resulted from a decrease of $150,000 in text analysis (Infact)-related funded research, offset by an increase of $78,000 in our data analysis-related funded research. Our funded research related to text analysis has decreased, in part, due to the focusing of our efforts and resources on our data analysis product line.

Research and development, net.

As a result of the combined effects of the increase in gross research and development costs and the decrease in the offsetting fees generated from funded research, total net research and development costs increased in absolute dollars by approximately 38% ($0.4 million) and increased as a percentage of total revenues by four percentage points, as compared to the corresponding period of 2006.

During the remainder of 2007, we expect to increase our net research and development expenses as we invest in development of our solutions and our platform in order to set the foundation for future growth.

General and Administrative

	Three Months Ended March 31,		Percent Increase
	2007	2006
General and administrative (in thousands)	$1,427	$1,092	31%
General and administrative (as percentage of revenues)	23%	20%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration, including the office of the chief executive officer and the board of directors:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	General corporate costs, such as audit fees, legal fees, operating taxes and licenses, and fees associated with compliance with various government regulations;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

For the three months ended March 31, 2007, general and administrative expenses increased in absolute dollars by 31% ($334,000) and increased as a percentage of total revenues by three percentage points, as compared to the corresponding period of 2006. These increases were due to a change in bad debt expense resulting from a write-down of the bad debt allowance in the three months ended March 31, 2006 that was not replicated in the three months ended March 31, 2007, an increase in compensation to existing general and administrative personnel, and increases in various other general and administrative expenses.

We are required to comply with SOX 404 as of December 31, 2007. We will therefore incur related and significant expenses during 2007 and beyond, in our efforts to satisfy the compliance requirements.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended March 31,
	2007	2006
Interest income	$129	$91
Foreign exchange transaction gains	3	21

	$132	$112

Interest income

The increase in interest income for the three months ended March 31, 2007, as compared to the corresponding period of 2006, was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher-yielding instruments.

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

Foreign exchange transaction gains were $3,000 and $21,000 for the three months ended March 31, 2007 and 2006. This change is due to changes in foreign currency exchange rates and changes in the strength of the U.S. dollar, which impacts U.S. dollar-denominated intercompany balances, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax expense for the three months ended March 31, 2007 was minor and changed only slightly as compared to the corresponding period of 2006. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of operating income and loss generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $10.2 million at December 31, 2006 to $11.7 million at March 31, 2007. Our working capital decreased from $5.4 million at December 31, 2006 to $4.2 million at March 31, 2007, which was primarily due to our net loss during the quarter ended March 31, 2007 as well as purchases of long-term investments and property and equipment.

Cash Flows

We generated $1.5 million in cash from operating activities during the three months ended March 31, 2007, compared to $1.7 million generated during the corresponding period of 2006. The decrease in operating cash inflows primarily relates to our net loss, offset by beneficial changes in accounts receivable and deferred revenues.

The difference between our net loss and our operating cash inflows is attributable to non-cash expenses included in net loss and changes in operating assets and liabilities, as presented below (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(1,092)	$(43)
Add: non-cash expenses	509	427
Adjust for: changes in operating assets and liabilities	2,074	1,346

Net cash provided by operating activities	$1,491	$1,730

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $0.7 million for the three months ended March 31, 2007, compared to $0.1 million for the corresponding period of 2006. The increase in cash used in investing activities was due to a decrease of $0.7 million in proceeds resulting from the sale of investments, an increase of $0.1 million for the purchase of investments, offset by a $0.3 million decrease in capital expenditures.

Financing activities resulted in a net cash inflow of $0.1 million in the three months ended March 31, 2007, compared to a $24,000 cash outflow in the corresponding period of 2006. The increase relates primarily to an increase in the proceeds received from the exercise of employee stock options during the three months ended March 31, 2007, as compared to the corresponding period of 2006.

Sources of Liquidity

In May 2007, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at March 31, 2007 under our previous line of credit facility with Silicon Valley Bank, and no amounts have been borrowed under the renewed line of credit facility.

In May 2007, we entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. We are entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the preceding 90 days of the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning on 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at March 31, 2007 under our previous equipment loan facility with Silicon Valley Bank, and no amounts have been borrowed under the new equipment loan facility.

These credit facilities contain covenants that limit our net losses and restrict the amount of capital expenditures not financed through the equipment term loan. In addition, we are prohibited under these facilities from paying dividends.

At March 31, 2007, our principal unused sources of liquidity consisted of cash, cash equivalents, short and long-term investments totaling $11.7 million. Our liquidity needs are principally financing of accounts receivable, capital assets, strategic investments, and product development, and flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our business for the foreseeable future. However, we intend to make significant investments in our data analysis and text analysis products in the next twelve months. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need to raise additional funds through public or private equity financing or from other sources in order to fund our operations. Presently, we have no commitments for any additional financing. If funding does become necessary, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of March 31, 2007, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington, and other domestic and international locations, as well as equipment leases and financing are as follows (in thousands):

	2007	2008	2009	2010	2011	Total
Operating lease obligations	$568	$297	$261	$81	$4	$1,211

Rent expense under the Company’s operating leases was approximately $236,000 and $169,000 for the three months ended March 31, 2007 and 2006.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our primary reliance on one product family;

•	our ability to compete in the highly competitive statistics and data analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our existing and potential products and services;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses resulting from expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the operation or expansion of our business;

•	our ability to obtain government contracts and research grants;

•	our ability to successfully expand our international operations;

•	general economic conditions, which may affect our customers’ purchasing decisions;

•	integration of our new key employees, including our senior management team members;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	our ability to protect our intellectual property rights;

•	our ability to maintain third-party licenses;

•	potential tax charges if a taxing authority in a jurisdiction in which we have not paid taxes deems that we are required to do so; and

•	defects or errors in our software, which may result in losses of customers or revenues.

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

We have incurred losses in past periods and may again incur losses in future periods, which could cause a decrease in our stock price.

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, during the first and second quarters of 2006, and during the first quarter of 2007. We achieved only slight profits during the third and fourth quarters of 2006. As of March 31, 2007, we had an accumulated deficit of over $27 million. In 2007, we plan to continue making investments in sales, marketing and development in order to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions. As a result of these investments and the costs of complying with the internal control provisions of SOX 404, we expect our expenses to be higher in 2007 than in 2006 and we may incur losses in the second quarter of 2007 and possibly beyond.

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

If we are unable to increase our customer base through our current and future products and services, or if we experience declines in our existing markets and are unable to timely enter new markets, the growth of our business will be limited and our operating results could be negatively affected.

We focus our statistics business primarily on two vertical markets: financial services and life sciences. In order to grow our business, we will need to increase our customer base and provide additional products and services to existing customers within these two vertical markets. In addition, we must simultaneously develop and sell new products and services that address these and other markets. We will need to simultaneously invest in the further development and enhancement, including scalability and deployability, of our current product offerings. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business may not grow and could fail. To the extent that we experience declines in our existing markets and we are unable to enter new markets and timely deliver new products and services, our operating results will be harmed.

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

License and maintenance revenues from the S-PLUS product and add-on modules account for a significant portion of our license revenues. Other products, such as InFact and Insightful Miner, have not contributed consistent revenues to date. We expect license and maintenance revenues from the S-PLUS product family to continue to account for the substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of S-PLUS products, our revenues and operating results will be adversely affected. For example, a significant delay in making our new S-PLUS 8.0 product generally available or the failure of S-PLUS 8.0 to meet customer expectations would cause our revenues to be lower than expected and harm our operating results. In addition, if we are unable to maintain the expected level of renewals for maintenance or license subscriptions on our products or if we are unable to generate new license revenue bookings to make up for the maintenance customers that do not renew their maintenance contracts with us each quarter, then we may be unable to maintain or increase our future maintenance revenue streams generated by our products.

If we are unable to compete successfully in the statistics and data analysis markets and we are unable to find other sources of revenue, our business will fail.

Our S-PLUS product suite targets the statistics and data analysis market. This market is highly competitive, fragmented and mature. We face competition in the statistics and data analysis market primarily from large enterprise software vendors and from our potential customers’ information technology departments, which may seek to develop their own solutions. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we face competition from providers of software for specific statistical applications. We also face competition from R, an open- source software package that performs operations similar to the S language that forms the core of our S-PLUS product. Many of our competitors are much larger than we are.

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $0.5 million in the first quarter of 2007, $2.3 million in 2006 and $2.2 million in 2005 in offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets.

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

An enterprise’s decision to purchase our software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a potential data analysis customer to the issuance of a purchase order or signing of a license or services agreement. The amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have recently shown to be substantially longer for higher-priced orders and for our text analysis product, InFact. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

One large customer accounts for a significant proportion of our revenues. The unexpected loss of this customer or one or more significant projects for this customer would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or untimely cessation of the project would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one customer that accounted for 17% of total revenues during the first quarter of 2007, 9% of total revenues during 2005 and 11% during 2006, and we expect this customer to continue to account for a substantial proportion of our revenues in 2007. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

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

In addition, our revenue growth and potential for profitability depend on the overall demand for statistics and data analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Changes in demand for computer software caused by a weakened economy, either domestic, international or both, may affect our sales and may result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may also experience difficulties in collecting outstanding receivables from our customers.

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

Our success depends in part on our ability to protect our proprietary rights, including our patents and our rights in the software code underlying the S programming language that we purchased from Lucent. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on copying, disclosure and transferability. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. As is customary in the industry, we generally license our products to end-users by use of a “shrink-wrap” license. For custom software, we may execute a signed license agreement with the customer. Other parties may breach confidentiality agreements and other protective contracts into which we have entered, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

We generate sales in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. We are registered in several states and local jurisdictions and we remit required state and local taxes on related business operations in those states. In the second quarter of 2006, we began a comprehensive examination of the tax rules for each of the various jurisdictions where we generate sales. In the course of this examination, we concluded that some jurisdictions in which we generated sales but had not been registered or paid taxes may have a basis to claim that, for a period of time, we should have levied, collected, and remitted required sales taxes on applicable sales transactions. As a result, we have recorded an estimated tax liability, net of estimated amounts to be collected from customers, of $125,000 as of March 31, 2007. Because the underlying facts used in determining this estimate may change in the course of further examination, and because there are inherent uncertainties surrounding taxes that could result in actual amounts that differ from our estimates, our actual sales tax obligation may exceed this estimate. For example, additional jurisdictions besides the ones that we determined may assert a claim with respect to sales taxes, and we may be less successful than we have anticipated at receiving reimbursement from our customers for sales tax payments we make on their behalf as part of the process of registering in a particular jurisdiction.

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

No matters were submitted to a vote of security holders in the quarter ended March 31, 2007.

ITEM 6.	EXHIBITS

(a) See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (B)

10.1*	Eighth Amendment to Loan and Security Agreement, dated May 7, 2007, by and between the registrant and Silicon Valley Bank

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith
(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.
(B)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.