Form 10QSB
period 2007-06-30
INSIGHTFUL CORP
filed 2007-08-14
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, was 12,934,147 as of July 26, 2007.

Transitional Small Business Disclosure Format (Check one)    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,731	$7,320
Trade accounts receivable, net	3,648	6,201
Short-term investments	495	499
Other receivables	568	588
Prepaid expenses and other current assets	551	535

Total current assets	11,993	15,143
Long-term investments	3,129	2,361
Property and equipment, net	2,633	2,757
Purchased technology, net	—	49
Goodwill	800	800
Other assets	107	86

Total assets	$18,662	$21,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	539	745
Accrued payroll-related liabilities	1,508	2,184
Accrued expenses and other current liabilities	631	609
Deferred revenue	6,360	6,248

Total current liabilities	9,038	9,786
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—1,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value:
Authorized—30,000,000 shares
Issued and outstanding—12,930,237 and 12,813,842 shares at June 30, 2007 and December 31, 2006, respectively	129	128
Additional paid-in capital	38,473	37,843
Accumulated deficit	(28,595)	(26,245)
Other accumulated comprehensive loss	(383)	(316)

Total stockholders’ equity	9,624	11,410

Total liabilities and stockholders’ equity	$18,662	$21,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$1,718	$2,231	$3,761	$4,655
Software maintenance	2,043	1,830	4,057	3,641
Professional services and other	1,758	1,095	3,886	2,402

Total revenues	5,519	5,156	11,704	10,698

Cost of revenues:
Software related	242	397	604	855
Professional services and other	1,276	951	2,744	1,855

Total cost of revenues	1,518	1,348	3,348	2,710

Gross profit	4,001	3,808	8,356	7,988

Operating expenses:
Sales and marketing	2,753	2,248	5,398	4,404
Research and development	2,054	1,643	4,054	3,304
Less—Funded research	(511)	(594)	(1,017)	(1,173)

Research and development, net	1,543	1,049	3,037	2,131
General and administrative	1,123	1,040	2,550	2,129

Total operating expenses	5,419	4,337	10,985	8,664

Loss from operations	(1,418)	(529)	(2,629)	(676)
Other income, net	171	112	302	224

Loss before income taxes	(1,247)	(417)	(2,327)	(452)
Income tax expense	(11)	(2)	(23)	(6)

Net loss	$(1,258)	$(415)	$(2,350)	$(458)

Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.18)	$(0.04)

Basic and diluted weighted average common shares outstanding	12,886	12,613	12,858	12,579

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(2,350)	$(458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	546	539
Stock-based compensation expense	398	339
Changes in current assets and liabilities:
Trade and other accounts receivable	2,586	2,580
Prepaid expenses and other assets	(34)	187
Accounts payable	(209)	144
Accrued payroll-related liabilities and other accrued expenses	(660)	(553)
Deferred revenue	97	(667)

Net cash provided by operating activities	374	2,111

Investing activities:
Purchases of short- and long-term investments	(1,490)	(1,360)
Proceeds from sales and maturities of short- and long-term investments	722	725
Purchases of property and equipment	(370)	(1,328)

Net cash used in investing activities	(1,138)	(1,963)

Financing activities:
Payments on debt	—	(32)
Proceeds from exercise of stock options and employee stock purchase plan	232	414

Net cash provided by financing activities	232	382

Effect of exchange rate changes on cash and cash equivalents	(57)	(10)

Net increase (decrease) in cash and cash equivalents	(589)	520

Cash and cash equivalents, beginning of period	7,320	9,185

Cash and cash equivalents, end of period	$6,731	$9,705

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$66	$—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2007

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a) Description of Business

Insightful Corporation and its subsidiaries (collectively, the “Company”) provide enterprises with data analysis products and services designed to drive better decisions faster by revealing patterns, trends and relationships. The Company is a developer and supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments, enabling customers to gain intelligence from data. The Company’s solutions include its S-PLUS® product family for data analysis and, until August 2, 2007, its InFact® product for text analysis, as well as customized software and consulting services and training for the design, development and deployment of customized analytics solutions. The Company has customers in a broad range of industries, with a concentration in life sciences and financial services. Headquartered in Seattle, Washington, the Company also has offices in New York, North Carolina, France, Switzerland, and the United Kingdom, with distributors around the world.

On August 2, 2007, the Company sold its InFact-related technology and associated intellectual property rights. See Note 10.

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

(2) SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company offers a variety of software solutions, maintenance contracts, training and consulting services to its customers. The Company records revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”), as well as related interpretations including Technical Practice Aids.

Software license revenues consist principally of fees generated from granting rights to use the Company’s software products under perpetual and fixed-term (also known as subscription-based) license agreements.

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

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as the InFact text analysis product formerly sold by the Company, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

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

The Company has an unconditional 30-day return policy on standard software license purchases, and therefore provides for estimated returns at the time of sale based on historical experience.

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

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123R.

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2007 and 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for the three and six months ended June 30, 2007 and 2006, which was allocated as follows (in thousands):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Cost of revenues	$3	$7	$18	$12
Sales and marketing	43	21	102	57
Research and development, net	17	23	40	46
General and administrative	117	122	238	224

Stock-based compensation expense included in operating expenses	$180	$173	$398	$339

The weighted average fair value of employee stock options granted in the six months ended June 30, 2007 and 2006 was $1.26 and $1.60, respectively. As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.89%	5.13%	4.57%	4.89%
Expected dividend yield	None	None	None	None
Expected life	3.50 years	3.70 years	3.69 years	3.73 years
Expected volatility	62.0%	66.0%	63.2%	67.29%

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

The variables used for stock price volatility and option lives involve management’s best estimates. Both of these variables impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, adjustments to compensation expense may be required in future periods.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and stock appreciation rights to eligible employees and others defined in the 2001 Plan.

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 884,601 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006 and 905,405 additional option shares were made available for future grant on January 1, 2007. As of June 30, 2007, 2,019,974 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of June 30, 2007, 514,333 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s Non-Qualified, Non-Officer Stock Option Plan (the “1996 Non-Officer Plan”), Company employees and consultants were eligible to receive nonqualified options to purchase shares of Company common stock. Option grants under the 1996 Non-Officer Plan were typically made at fair market value at the time of grant. Vesting was determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable. This plan expired in November 2006, and as a result no option shares are available for future grant under the 1996 Non-Officer Plan.

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of June 30, 2007, and December 31, 2006, cash and cash equivalents amounted to $6.7 million and $7.3 million, respectively. At June 30, 2007 and December 31, 2006, marketable securities classified as cash equivalents amount to $3.5 million and $4.1 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of June 30, 2007, the Company’s total marketable securities were $7.1 million, of which $3.5 million were classified as cash equivalents, $0.5 million were classified as short-term investments and $3.1 million were classified as long-term investments.

As of June 30, 2007, the total $7.1 million in marketable securities consisted of $5.6 million in corporate debt securities and $1.5 million in government and agency obligations, which are classified within cash and cash equivalents, and short- and long-term investments. As of June 30, 2007, marketable securities had zero unrealized and realized gains or losses.

(f) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(g) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the Six months ended June 30, 2007 and 2006, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date were not material.

(h) Funded Research

The Company has a funded research group that receives funding from U.S. federal agencies for research work performed under government grants. Research projects are and have been focused primarily on extending the frontiers of data analysis for numeric, textual, signal, and image data. In most cases, research projects are performed under cost reimbursement arrangements, which provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates, subject to a cap on total fees allowable under the applicable grant. In some cases, grant contracts are paid on a fixed fee (payment) basis, regardless of the number of hours and costs incurred. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed and/or the fees become billable. Because the grants received are generally aligned with the Company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funding received under these grants is subject to audits for several years after the funding is received and, depending on the results of those audits, the Company could be obligated to repay a portion of the funding. A liability for such potential repayment has not been recorded.

(i) Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate foreign currency transaction gains and losses is included in other income. For the three-month periods ended June 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were $40,000 and ($8,000), respectively. For the six month periods ended June 30, 2007 and 2006, the aggregate foreign currency transaction gains were $43,000 and $13,000, respectively.

(j) Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting. The Company currently distinguishes three reporting units that have goodwill, as follows: U.S. Data Analysis, Insightful United Kingdom, and Insightful Switzerland.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other indefinite-lived intangibles are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1st. Additional tests are performed when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2006, nor did any such events occur or circumstances exist during the six months ended June 30, 2007 that would indicate that impairment existed as of June 30, 2007.

(k) Long-Lived Assets

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

(l) Use of Estimates

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

(m) Financial Instruments

At June 30, 2007, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

(n) Taxes

Income Taxes

The Company follows the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

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

Historically, the Company has not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the six months ended June 30, 2007. However, the Company has adopted a policy of classifying amounts related to interest and penalties associated with income tax matters as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1 or June 30, 2007.

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

Sales Taxes

During the ordinary course of business, there are many transactions for which the ultimate sales tax determination is uncertain. If necessary, the Company establishes accruals for sales tax-related uncertainties based on estimates of whether, and to the extent which, additional sales taxes, interest, and penalties will be due. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a sales tax audit, a change in the determination of whether the Company has nexus in a particular state, or the expiration of a related statute of limitations.

The Company sells to customers in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. The Company is registered in multiple states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states.

In addition to the Company’s judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from the Company’s estimates. Accordingly, the Company’s actual sales tax obligation may exceed the estimate established at any point in time. Any changes in circumstances related to these contingencies could have a material effect on the Company’s financial condition, results of operations and cash flows.

(o) Recent Accounting Pronouncements

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

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount was ratably amortized to software-related cost of revenues over a three-year estimated life. Accordingly, the Company recorded $49,000 and $294,000 in amortization expense related to this technology in the six months ended June 30, 2007 and 2006, respectively. The remaining balance of the capitalized asset was fully amortized as of January 31, 2007.

(4) FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by the Company’s accounts receivable and allows the Company to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at June 30, 2007 under this line of credit facility or the Company’s previous line of credit facility with Silicon Valley Bank.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. The Company is entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at June 30, 2007 under this equipment loan facility or the Company’s previous equipment loan facility with Silicon Valley Bank.

The prime rate was 8.25% at June 30, 2007. These credit facilities contain covenants that limit the Company’s net losses and require certain minimum liquidity. In addition, the Company is prohibited under these facilities from paying dividends.

(5) NET LOSS PER SHARE

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted net loss per share computations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Shares used in basic net loss per share computation	12,886	12,613	12,858	12,579
Effect of dilutive common stock equivalents(1)	—	—	—	—

Shares used in diluted net loss per share computation	12,886	12,613	12,858	12,579

(1)	Dilutive common stock equivalents have been excluded from the computations of diluted net loss per share because their inclusion would have been anti-dilutive. For the three months ended June 30, 2007 and 2006, these exclusions totaled 352,000 shares and 698,000 shares, respectively. For the six months ended June 30, 2007 and 2006, these exclusions totaled 423,000 shares and 676,000 shares, respectively.

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

The following common stock equivalents are also excluded from the earnings per share computation because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options excluded from the computation of diluted net loss per share on the basis that their exercise prices were greater than or equal to the average price of the common shares	1,513	555	1,187	569

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(1,258)	$(415)	$(2,350)	$(458)
Unrealized loss on investments	(3)	(3)	(4)	(3)
Change in cumulative translation adjustment	(61)	3	(63)	(9)

Comprehensive loss	$(1,322)	$(415)	$(2,417)	$(470)

As June 30, 2007 and 2006, total cumulative translation loss amounted to ($383,000) and ($263,000), and total cumulative unrealized gain on investments was zero and $3,000.

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

	Domestic (1)	International	Total
Three months ended June 30, 2007
Revenues	$2,899	$2,620	$5,519
Contribution margin	697	739	1,436
Unallocated costs and expenses			(2,854)

Loss from operations			$(1,418)

Six months ended June 30, 2007
Revenues	$5,992	$5,712	$11,704
Contribution margin	1,485	1,795	3,280
Unallocated costs and expenses			(5,909)

Loss from operations			$(2,629)

	Domestic (1)	International	Total
Three months ended June 30, 2006
Revenues	$3,251	$1,905	$5,156
Contribution margin	1,170	481	1,651
Unallocated costs and expenses			(2,180)

Loss from operations			$(529)

Six months ended June 30, 2006

	Domestic (1)	International	Total
Revenues	$6,625	$4,073	$10,698
Contribution margin	2,458	1,330	3,788
Unallocated costs and expenses			(4,464)

Loss from operations			$(676)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

Prior to January 1, 2007, the Company reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). Beginning in the first quarter of 2007, the Company ceased treating Text Analysis as a separate business segment. On August 2, 2007, the Company sold its InFact-related technology and associated intellectual property rights. See Note 10.

(8) REVENUE CONCENTRATION

One customer accounted for more than 10% of the Company’s total consolidated revenues for the three and six months ended June 30, 2007. This customer accounted for 18% (or $1.0 million) of revenues for the three months ended June 30, 2007 and 18% (or $2.3 million) of revenues for the six months ended June 30, 2007. No customer accounted for 10% or more of revenues for the three and six months ended June 30, 2006.

No customers accounted for 10% or more of the company’s total consolidated accounts receivable balance as of June 30, 2007 and 2006.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At June 30, 2007, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

(10) SUBSEQUENT EVENTS

On August 2, 2007, the Company sold its InFact search technology and associated intellectual property rights to Hypertext Solutions Inc. for $3.65 million in cash. The Company will continue to support its current InFact customers, having received a support license to the InFact technology as part of the transaction, but will not be licensing the InFact product to new customers. Also as part of the agreement, Hypertext employed certain Company employees who were previously members of the InFact team. A gain will be recorded in the Company’s third quarter 2007 financial results for the amount of the purchase price less the direct costs of the transaction.

At the beginning of 2007, the Company integrated its text analysis (InFact) business more closely with its data analysis business, no longer treating Text Analysis as a separate segment.

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

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about expected future trends for development and sales of our products and services;

•	statements about the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information about the anticipated release dates of new products;

•	statements about our anticipated use of cash and cash equivalents, including the use of proceeds from the sale of our InFact technology;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Description of Our Business

We provide enterprises with data analysis solutions designed to drive better decisions faster by revealing patterns, trends and relationships. We are a developer and supplier of software and services for the statistical data mining, business analytics, knowledge management, and information retrieval industry segments, enabling our customers to gain intelligence from numerical data.

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, France, Switzerland, and the United Kingdom, with distributors around the world. As of June 30, 2007, we employed 122 employees in the United States, and 40 employees in Europe. Formerly Mathsoft, Inc., we reincorporated as Insightful Corporation in Delaware in 2001.

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, IDRS (Insightful Dynamic Reporting Suite), various S-PLUS toolkits for vertical market categories, such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector. Until August 2, 2007, we also sold a text analysis product line, InFact. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of customized analytical solutions. We have customers in a broad range of industries, with a concentration in life sciences and financial services.

We report results in two business segments: Domestic (which includes all U.S. and Canadian transactions) and International (which includes all transactions not included in the Domestic business segment). Prior to January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). At the beginning of 2007, we integrated our InFact business more closely with our data analysis business, no longer treating Text Analysis as a separate segment. We also announced at that time that we were no longer projecting significant revenues for the InFact product line.

On August 2, 2007, after exploring multiple strategic alternatives for InFact, we sold our InFact search technology and associated intellectual property rights to Hypertext Solutions Inc. for $3.65 million in cash. A gain will be recorded in our third quarter 2007 financial results for the amount of the purchase price less the direct costs of the transaction. Having received a support license to the InFact technology as part of the transaction, we will continue to support our existing InFact customers (who may expand their licenses only in limited ways and in limited circumstances) for up to three years, but we will not be licensing the InFact product to new customers. Also as part of the agreement, Hypertext employed certain Insightful employees who were previously members of the InFact team. We anticipate that the sale of the InFact-related technology and our continued support of existing InFact customers will neither result in a significant decrease in revenues nor generate significant revenues for 2007 or subsequent years.

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

Revenue Recognition

We derive our revenues primarily from three sources: license revenues, which consist of perpetual and fixed-term (subscription) software license fees; maintenance revenues, which consist of fees for maintenance and support; and professional services revenues, which consist of fees for consulting and training.

We follow specific and detailed guidelines, discussed in Note 2 of our consolidated financial statements, in recognizing and measuring revenues. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific objective evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns. Deferred revenues are recognized over time as the applicable revenue recognition criteria are satisfied.

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

We adopted SFAS 123R as of January 1, 2006 using the modified prospective transition method. Our consolidated financial statements reflect the impact of SFAS 123R for the three and six months ended June 30, 2007 and 2006.

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

Our determination of stock price volatility and option lives, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option, involve management’s best estimates. SFAS 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, adjustments to compensation expense may be required in future periods.

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

Historically, we have not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the six months ended June 30, 2007. However, we have adopted a policy of classifying amounts related to interest and penalties associated with income tax matters as general and administrative expense when incurred.

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses because sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1 or June 30, 2007.

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

Sales Returns

We provide an estimated reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our standard software license purchases. Generally, refunds are provided to customers upon return to us of the complete product package, including all original materials and CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of the likelihood of future returns.

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

Results of Operations

Revenues by Type

We have three classifications of revenue on our statement of income: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Revenues (in thousands):
Software licenses	$1,718	$2,231	(23)%	$3,761	$4,655	(19)%
Software maintenance	2,043	1,830	12%	4,057	3.641	11%
Professional services and other	1,758	1,095	60%	3,886	2,402	62%

Total	$5,519	$5,156	7%	$11,704	$10,698	9%

Revenues by type (as % of total revenues):
Software licenses	31%	43%		32%	44%
Software maintenance	37%	36%		35%	34%
Professional services and other	32%	21%		33%	22%

Total	100%	100%		100%	100%

Total Revenues

Total revenues for the three and six months ended June 30, 2007 increased by 7% ($0.4 million) and 9% ($1.0 million), as compared to the corresponding periods of 2006. Total revenues associated with our core data analysis product line increased by 12% ($0.6 million) and 14% ($1.4 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. Total revenues associated with our text analysis (InFact) product decreased by 72% ($0.2 million) and 62% ($0.4 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. As discussed above, on August 2, 2007, we sold our InFact-related technology and associated intellectual property to a third party.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term (subscription) license agreements.

Total software revenues decreased by 23% ($0.5 million) and 19% ($0.9 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006.

For the three months ended June 30, 2007, as compared to the corresponding period of 2006, the decrease in total software revenues consisted of a 37% ($0.6 million) decrease in Domestic software revenues, offset by a 7% ($0.1 million) increase in International software revenues. For the six months ended June 30, 2007, as compared to the corresponding period of 2006, the decrease in total software revenues consisted of a 34% ($1.1 million) decrease in Domestic software revenues, offset by a 13% ($0.2 million) increase in International software revenues.

The decreases in Domestic software license revenues were attributable to decreases in sales for both our text analysis (InFact) product and data analysis products. During the fourth quarter of 2006, we closed a significant number of domestic data analysis license transactions in our life sciences pipeline. We believe that our inability to rebuild the sales pipeline quickly enough and close new orders in the first two quarters of 2007 contributed to our inability to maintain or increase our domestic data analysis license revenues in the first two quarters of 2007, as compared to the first two quarters of 2006.

Maintenance Revenue

We provide product updates and customer support services under maintenance agreements. Maintenance and support is included as part of our annual subscription-based licenses. For products under perpetual licenses, software maintenance is generally included in the initial purchase and the related revenue is typically recognized as maintenance revenue ratably over the initial contractual maintenance period, which is generally one year following the initial product sale. Maintenance renewals are optional, and are also recognized ratably over the contractual maintenance renewal period, which is generally one year following the renewal sale. Maintenance fees are generally based on a percentage of the current list price, or net license fees paid, of the related licensed software products.

Software maintenance revenues increased by 12% ($0.2 million) and 11% ($0.4 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. These increases were due to an increase in maintenance bookings from 2004 through 2006 resulting from an increase in license bookings, and an increase in subsequent renewals for maintenance. The increase in maintenance renewals were due in part to success in 2006 in getting customers to renew maintenance that had lapsed in previous quarters.

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

Professional services and other revenues increased by 60% ($0.7 million) and 62% ($1.5 million) for the three and six months ended June 30, 2007, as compared to the corresponding period of 2006.

For the three months ended June 30, 2007, as compared to the corresponding period of 2006, these increases consisted of increases of 14% ($0.1 million) in our Domestic segment and 104% ($0.6 million) in our International segment. For the six months ended June 30, 2007, as compared to the corresponding period of 2006, these increases consisted of increases of 21% ($0.2 million) in our Domestic segment and 94% ($1.3 million) in our International segment.

These increases were primarily due to the following factors:

•

We continue to perform consulting work for a large international financial services customer that accounted for 18% of our total revenues and 45% of our professional services revenues for the three months ended June 30, 2007, and 18% of our total revenues and 46% of our professional services revenues for the six months ended June 30, 2007. Professional services revenues from this customer were $0.8 million and $1.8 million for the three and six months ended June 30, 2007, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2006. We expect this customer to continue to account for a substantial proportion of our revenues for at least the remainder of 2007.

•

In general, we are seeing larger professional services engagements with multiple customers as a result of implementing our strategy of marketing larger, more complex customer-specific solutions to a broader user base and higher levels within the hierarchy of an organization.

Revenues by Segment and Geography

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Revenues (in thousands):
Domestic	$2,899	$3,251	(11)%	$5,992	$6,625	(10)%
International	2,620	1,905	38%	5,712	4,073	40%

Total	$5,519	$5,156	7%	$11,704	$10,698	9%

Revenues (as % of total revenues):
Domestic	53%	63%		51%	62%
International	47%	37%		49%	38%

Total	100%	100%		100%	100%

Prior to January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). Beginning in the first quarter of 2007, we ceased treating Text Analysis as a separate business segment. On August 2, 2007, we sold our InFact technology and associated intellectual property rights to a third party.

Domestic Revenues

Domestic revenues decreased by 11% ($0.4 million) and 10% ($0.6 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. For the three months ended June 30, 2007, as compared to the corresponding period of 2006, the decrease was made up of a 37% ($0.6 million) decrease in software revenues, offset by an 11% ($0.1 million) increase in maintenance revenue and a 14% ($0.1 million) increase in professional services revenues. For the six months ended June 30, 2007, as compared to the corresponding period of 2006, the decrease was made up of a 34% ($1.1 million) decrease in software revenues, offset by a 10% ($0.2 million) increase in maintenance revenue and a 21% ($0.2 million) increase in professional services revenues.

International Revenues

International revenues increased by 38% ($0.7 million) and 40% ($1.6 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. For the three months ended June 30, 2007, as compared to the corresponding period of 2006, the increase was made up of a 7% ($0.1 million) increase in software revenues, a 13% ($0.1 million) increase in maintenance revenue, and a 104% ($0.6 million) increase in professional services revenues. For the six months ended June 30, 2007, as compared to the corresponding period of 2006, the increase was made up of a 13% ($0.2 million) increase in software revenues, a 15% ($0.2 million) increase in maintenance revenues, and a 94% ($1.3 million) increase in professional services revenues.

As discussed above, one international Data Analysis customer accounted for 18% of our total revenues and 45% of professional services revenues for the three months ended June 30, 2007, and 18% of our total revenues and 46% of professional services revenues for the six months ended June 30, 2007. We expect this customer to continue to account for a substantial proportion of our revenues for at least the remainder of 2007.

Cost of Revenues

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006		2007	2006
Cost of revenues (in thousands):
Software-related	$241	$397	(39)%	$604	$855	(29)%
Professional services and other	1,276	951	34%	2,744	1,855	48%

Total	$1,518	$1,348	13%	$3,348	$2,710	24%

Cost of software-related revenues as a % of software-related revenues	6%	10%		8%	10%
Cost of professional services and other revenues as a % of professional services and other revenues	73%	87%		71%	77%

Total	27%	26%		29%	25%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the S programming language purchased from Lucent Technologies Inc. in January 2004.

For the three and six months ended June 30, 2007, the cost of software-related revenues decreased in absolute dollars by 39% ($0.1 million) and 29% ($0.3 million), and decreased as a percentage of total revenues by four and two percentage points, as compared to the corresponding periods of 2006. These decreases were due to a decrease in amortization expense related to full and final amortization of the purchase price for the S programming language as of January 31, 2007. One month of amortization was recorded in the six months ended June 30, 2007, as compared to six months of amortization in the corresponding period of 2006.

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

For the three and six months ended June 30, 2007, the cost of professional services and other revenues increased in absolute dollars by 34% ($0.3 million) and 48% ($0.9 million). These increases reflect the increases in direct and indirect headcount related costs necessary to support the corresponding increase in professional services and other revenues. These increased headcount costs were incurred in both our Domestic and International operations, and included the hiring of our head of European professional services in July 2006. Although these costs increased in absolute dollars as compared to the corresponding periods of 2006, they decreased as a percentage of revenue by fourteen and six percentage points. These improved margins were made possible by better utilization of consulting personnel, which resulted in an increase in the average revenue generated per consultant.

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

We are continuing to implement a strategy of creating, marketing, and implementing vertical-specific solutions targeted at larger customers. These solutions combine our technology with our consulting expertise, which we believe will make each sale and implementation of a particular solution incrementally more efficient and bring more value to our customers.

Operating Expenses

Sales and Marketing

	Three months ended June 30,		Percent Increase	Six months ended June 30,		Percent Increase
	2007	2006		2007	2006
Sales and marketing expenses (in thousands)	$2,753	$2,248	23%	$5,398	$4,404	23%
Sales and marketing expenses (as percentage of total revenues)	50%	44%		46%	41%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

For the three and six months ended June 30, 2007, sales and marketing expenses increased in absolute dollars by 23% ($0.5 million) and 23% ($1.0 million), and increased as a percentage of total revenues by six and five percentage points, as compared to the corresponding periods of 2006. These increases were primarily due to direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel, as well as increases in compensation of existing personnel in both the United States and Europe.

We expect sales and marketing expenses to increase in future periods as we recruit and hire additional personnel and expand our sales and marketing programs.

Research and Development, Net

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Research and development (in thousands):
Research and development	$2,054	$1,643	25%	$4,054	$3,304	23%
Less - funded research	(511)	(594)	(14)%	(1,017)	(1,173)	(13)%

Research and development, net	$1,543	$1,049	47%	$3,037	$2,131	42%

Research and development (as percentage of total revenues):
Research and development	37%	32%		35%	31%
Less - funded research	(9)%	(12)%		(9)%	(11)%

Research and development, net	28%	20%		26%	20%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

Our research and development is split into two teams: Research and Development. The Research team is generally focused on performing work relating to government grants and contracts, and the Development team is generally focused on work that is geared toward commercial applications that are intended to be deployed in the near future. Funded research amounts result from fees generated from Research work performed under government grants, which fees are netted against total research and development costs.

Gross research and development expenses.

For the three and six months ended June 30, 2007, gross research and development expenses increased in absolute dollars by 25% ($0.4 million) and 23% ($0.7 million), and increased as a percentage of total revenues by five and four percentage points, as compared to the corresponding period of 2006. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel.

Funded research.

For the three and six months ended June 30, 2007, funded research decreased in absolute dollars by 14% ($0.1 million) and 13% ($0.2 million), and decreased as a percentage of total revenues by three and two percentage points, as compared to the corresponding periods of 2006. These net decreases in funded research consisted of decreases of 64% ($0.2 million) and 59% ($0.4 million) in text analysis (InFact)-related funded research for the three and six months ended June 30, 2007 and 2006, offset by increases of 36% ($0.1 million) and 31% ($0.2 million) in data analysis-related funded research, as compared to the corresponding periods of 2006. Our funded research related to text analysis has decreased, in part, due to the focusing of our efforts and resources on our data analysis product line. As discussed above, on August 2, 2007, we sold our InFact technology and associated intellectual property rights to a third party. Consequently, we will be terminating a grant involving the InFact technology and no longer expect to perform funded research related to text analysis in the future. We do not expect this to have a material impact on our net research and development costs.

Research and development, net.

Total net research and development costs increased in absolute dollars by 47% ($0.5 million) and 42% ($0.9 million) for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. As a percentage of total revenues, total net research and development costs increased by eight and six percentage points for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006.

General and Administrative

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2007	2006		2007	2006
General and administrative (in thousands)	$1,123	$1,040	8%	$2,550	$2,129	20%
General and administrative (as percentage of revenues)	20%	20%	—	22%	20%	2%

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

For the three and six months ended June 30, 2007, general and administrative expenses increased in absolute dollars by 8% ($0.1 million) and 20% ($0.4 million), as compared to the corresponding periods of 2006. As a percentage of total revenues, general and administrative expenses remained flat for the three months ended June 30, 2007 and increased by two percentage points for the six months ended June 30, 2007, as compared to the corresponding periods of 2006. The increases were due to increases in compensation to existing general and administrative personnel, increases in consulting costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002, or SOX 404, minor increases in multiple other general and administrative expense types and, for the six-month period ended June 30, 2007, an increase in external legal fees incurred in the ordinary course of business.

We are required to comply with the provisions of SOX 404 as of December 31, 2007. Therefore, in our efforts to satisfy the related compliance requirements, we will incur related and significant expenses during 2007 and beyond.

In general, we expect to incur expenses in connection with our efforts to enhance our information technology resources and improve our financial and managerial systems. Because some of these costs are allocated to the income statement expense line items based on headcount, all the expense line items in the statement of income will be affected by some of these added costs.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$131	$120	$259	$211
Foreign exchange transaction gains (losses)	40	(8)	43	13

	$171	$112	$302	$224

Interest income

The increase in interest income for the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006, was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher-yielding instruments.

Foreign exchange transaction gains (losses)

Foreign exchange transaction gains and losses result from changes in exchange rates on transactions denominated and/or settled in currencies other than that of an entity’s functional currency. This includes the effect that foreign exchange rate fluctuations have on intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are expected to be settled within the foreseeable future. Foreign currency gains or losses resulting from intercompany amounts due from our international subsidiaries to the U.S. parent company, or to the other international subsidiaries, that are not expected to be settled within the foreseeable future are included in stockholders’ equity in “Other Comprehensive Income (Loss)” during the period in which the exchange rates fluctuate.

For the three month periods ended June 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were $40,000 and ($8,000). For the six month periods ended June 30, 2007 and 2006, the aggregate foreign currency transaction gains were $43,000 and $13,000. These changes were due to changes in foreign currency exchange rates and changes in the relative strength of the U.S. dollar, which impacts U.S. dollar-denominated intercompany balances, specifically those intercompany amounts due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax expense for the three and six months ended June 30, 2007 was minor and changed only slightly as compared to the corresponding periods of 2006. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of taxable income and loss generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $10.2 million at December 31, 2006 to $10.4 million at June 30, 2007. Our working capital decreased from $5.4 million at December 31, 2006 to $3.0 million at June 30, 2007, which decrease was primarily due to our net loss during the six months ended June 30, 2007. On August 2, 2007, we received an additional $3.65 million in cash from the sale of our InFact-related technology and associated intellectual property rights to a third party.

Cash Flows

We generated $0.4 million in cash from operating activities during the six months ended June 30, 2007, compared to $2.1 million generated during the corresponding period of 2006. The decrease in operating cash inflows is primarily due to our net loss incurred during the period.

The difference between our net loss and our operating cash inflows is attributable to non-cash expenses included in net loss and changes in operating assets and liabilities, as presented below (in thousands):

	Six months ended June 30,
	2007	2006
Net loss	$(2,350)	$(458)
Add: non-cash expenses	944	878
Adjust for: changes in operating assets and liabilities	1,780	1,691

Net cash provided by operating activities	$374	$2,111

Non-cash expenses consist of the amortization of intangible assets, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash outflows of $1.1 million for the six months ended June 30, 2007, compared to $2.0 million for the corresponding period of 2006. This decrease in cash used in investing activities for the six months ended June 30, 2007 was due to a decrease in capital expenditures during this period as compared to the same period of 2006, in which prior period we made a significant investment in our information technology infrastructure.

Financing activities resulted in a net cash inflow of $0.2 million in the six months ended June 30, 2007, compared to a cash inflow of $0.4 million in the corresponding period of 2006. The decrease relates primarily to a decrease in the proceeds received from the exercise of employee stock options during the six months ended June 30, 2007, as compared to the corresponding period of 2006.

Sources of Liquidity

In May 2007, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at June 30, 2007 under this line of credit facility or our previous line of credit facility with Silicon Valley Bank.

In May 2007, we entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. We are entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning on 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at June 30, 2007 under this equipment loan facility or our previous equipment loan facility with Silicon Valley Bank.

The prime rate was 8.25% at June 30, 2007. These credit facilities contain covenants that limit our net losses and require certain minimum liquidity. In addition, we are prohibited under these facilities from paying dividends.

At June 30, 2007, our principal unused sources of liquidity consisted of cash, cash equivalents, short and long-term investments totaling $10.4 million. Our liquidity needs are principally financing of accounts receivable, capital assets, strategic investments, and product development, and flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet the capital requirements of our business for the foreseeable future. However, we intend to make significant investments in product development and marketing in the next twelve months. If during that time the market for our products worsens, or if we otherwise suffer significant operating losses, we may need to raise additional funds through public or private equity financing or from other sources in order to fund our operations. Presently, we have no commitments for any additional financing. If funding does become necessary, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of June 30, 2007, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington, and other domestic and international locations, as well as equipment leases and financing are as follows (in thousands):

	2007	2008	2009	2010	2011	Total
Operating lease obligations	$490	$973	$981	$636	$4	$3,084

Rent expense under our operating leases was $245,000 and $174,000 for the three months ended June 30, 2007 and 2006, and $481,000 and $343,000 for the six months ended June 30, 2007 and 2006.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our reliance on one product family;

•	our ability to compete in the highly competitive statistics and data analysis markets;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our existing and potential products and services;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	elongated sales cycles and potential sales delays;

•	fluctuations in foreign currency exchange rates;

•	losses resulting from expected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404;

•	our ability to attract and retain key employees or management team members;

•	our ability to obtain funding that may be necessary to support the operation or expansion of our business;

•

our ability to obtain additional government contracts and research grants, or the loss or termination of one or more of our current government grants without a concomitant reduction in related personnel or other costs;

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

Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a current or potential customer;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products is typically small; and

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

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, during the first and second quarters of 2006, and during the first two quarters of 2007. We achieved only small profits during the third and fourth quarters of 2006. As of June 30, 2007, we had an accumulated deficit of $28.6 million. In 2007, we plan to continue making investments in sales, marketing and development in order to expand our market position, create new product and service offerings, and further increase acceptance and sales of our solutions. As a result of these investments and the costs of complying with the internal control provisions of SOX 404, we expect our expenses to be higher in 2007 than in 2006. We have incurred losses in the first half of 2007 and believe we will incur a loss in the third quarter of 2007 and possibly beyond.

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

Our S-PLUS product and add-on modules account for the substantial majority of our license revenues. Other products, such as InFact (the technology for which we sold on August 2, 2007) and Insightful Miner, have not contributed consistent revenues to date. We expect license and maintenance revenues from the S-PLUS product family to continue to account for the substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of S-PLUS products, our revenues and operating results will be adversely affected. For example, a significant delay in making our upcoming S-PLUS 8.0 Server product generally available or the failure of our recently released S-PLUS 8.0 Enterprise Developer or upcoming S-PLUS 8.0 Server products to meet customer expectations would cause our revenues to be lower than expected and harm our operating results. In addition, if we are unable to maintain the expected level of renewals for maintenance or license subscriptions on our products or if we are unable to generate new license revenue bookings to make up for the maintenance customers that do not renew their maintenance contracts with us each quarter, then we may be unable to maintain or increase our future maintenance revenue streams generated by our products.

If we are unable to increase our customer base through our current and future products and services, or if we experience declines in our existing markets and are unable to timely enter new markets, the growth of our business will be limited and our operating results could be negatively affected.

We focus our statistics business primarily on two vertical markets: financial services and life sciences. In order to maintain and grow our business, we will need to increase our customer base and provide additional products and services to existing customers within these two vertical markets. In addition, we must simultaneously develop and sell new products and services that address these and other markets. In addition, we will need to simultaneously invest in the further development and enhancement, including scalability and deployability, of our current product offerings. These simultaneous investments may strain our financial resources and diffuse management’s time and attention. If any of these initiatives fails, our business may not grow and could fail. To the extent that we experience declines in our existing markets and we are unable to enter new markets and timely deliver new and enhanced products and services, our operating results will be harmed.

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

Market acceptance of R, the open source alternative to our proprietary S-PLUS software, poses a threat to our future operating results.

Our business model has been based upon customers agreeing to pay a fee to license software that we develop and distribute. In recent years, the open-source, non-commercial software model has presented a growing challenge to the commercial software model. Under this non-commercial software model, open source software is produced by loosely associated groups of unpaid programmers and made available for license to end users without charge. Some open source software is distributed at nominal cost by companies that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems. In the data analytics market, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. The information technology departments of some of our potential customers are developing data analysis solutions using R, and some companies like the ones described above are distributing R and offering complementary products and services for R. While we believe our products provide customers with significant advantages, the popularization of R continues to pose a significant challenge to our business model. To the extent that products utilizing the R language gain increasing market acceptance, sales of our S-PLUS products may decline, we may have to reduce the prices we charge for our products, and revenues and operating margins may consequently decline.

If we are unable to introduce new products and services successfully and in a timely and cost-effective manner, our operating results will be harmed.

The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Changing business needs of current and potential customers create opportunities for new product and service offerings from us and our competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet and commercial acceptance of open source software, such as R, could result in changes in the way software is sold or delivered. In addition, we may need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

To be successful, we must continue to enhance our current product line and timely develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. We may be unable to successfully and timely develop or license the applications necessary to respond to these changes, or to integrate new applications with our existing products. Past or future reductions in our research and development personnel may harm our ability to innovate and compete. We may be unable to introduce enhancements or new products successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if competitors, our major hardware, systems or software vendors or we introduce or announce new products or product enhancements. If we are unable to develop such new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our investment. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

One large customer accounts for a significant proportion of our revenues. The unexpected loss of this customer or one or more significant projects for this customer would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project requires us to allocate a significant portion of our consulting time to its performance during a reporting period, the unplanned or untimely cessation of the project would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one customer that accounted for 18% of total revenues during the first half of 2007, 11% during 2006 and 9% of total revenues during 2005, and we expect this customer to continue to account for a substantial proportion of our revenues in the second half of 2007. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

If we do not attract and retain key employees and management, our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key technical, sales, consulting, customer support, accounting and managerial personnel and on our ability to attract and retain them. Our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. For example, departures of key executives could harm our reputation and our ability to execute our business strategy, and an inability to recruit and retain sales staff could harm our ability to generate the revenue we anticipate. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

An enterprise’s decision to purchase our software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a potential data analysis customer to the issuance of a purchase order or signing of a license or services agreement. The amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have shown to be substantially longer for higher-priced orders. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

If we are unable to maintain and expand our direct sales organization and develop and maintain successful long-term relationships with channel partners, our ability to expand our business could be limited.

We believe our future revenue growth will depend in large part on recruiting, training and retaining direct sales personnel. Competition for such personnel in the software industry is intense. Our growth will also depend on expanding our indirect distribution channels, which are important to international sales and marketing of our products. These indirect channels include distributors, value-added resellers and distributors, or VARs, original equipment manufacturer, or OEM, partners, system integrators and consultants, many of whom have similar, and often more established, relationships with our competitors. These existing and potential channel partners may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our products. If we experience difficulty in recruiting and retaining qualified direct sales personnel and in establishing and maintaining third-party relationships with VARs, distributors, OEM partners and systems integrators and consultants, our sales could be reduced or our sales growth limited. Even if we successfully expand our sales force and other distribution channels, the expansion may not result in expected revenue growth.

We will be required to expend significant effort and expense in achieving SOX 404 compliance, which will divert resources and management attention and may put us at a disadvantage with respect to private companies and public companies that are not subject to the provisions of SOX 404.

We will be required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. In order to furnish the required report on management’s assessment of the design and effectiveness of our internal controls, we must implement improvements of our internal controls, and our management must document both the design of our internal controls and the testing processes that support management’s evaluation and conclusion. As a result, we began incurring costs of compliance in the second half of 2006 and will incur significant SOX 404 compliance-related expenditures in 2007 and beyond. For example, this process has required us to engage outside contractors, which has resulted and will continue to result in additional accounting, information technology, and legal expenses. Additionally, during our assessment of internal controls, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

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

Further, our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. If a failure to implement and maintain effective internal control over financial reporting results in material misstatements in our financial statements that require us to restate our financial statements, investors could lose confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of stock, result in stockholder litigation, or otherwise harm our reputation.

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

Our success depends in part on our ability to protect our proprietary rights, including our patents and our rights in the software code underlying the S programming language that we purchased from Lucent. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on modifications, copying, disclosure and transferability. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. As is customary in the industry, we generally license our products to end-users by use of a “click-through” license. For custom software, we may execute a signed license agreement with the customer. Other parties may breach confidentiality agreements and other protective contracts into which we have entered, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

We sell to customers in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established a sufficient presence (also known as nexus) in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. We have registered for sales tax purposes in a number of states and local jurisdictions, and we remit state and local taxes as may be required with respect to our business operations in those jurisdictions. Additional jurisdictions besides the ones with which we have registered may attempt to claim that we had sufficient presence in certain time periods to require registration and that, as a result, we should have levied, collected, and remitted required sales taxes on applicable sales transactions over those periods. Should we be unsuccessful in defending our current positions with respect to nexus-generating activities, we would be obligated to pay the related sales taxes, and in many states this would also include paying interest and penalties.

Our business is sensitive to the risks associated with government funding decisions.

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $1.0 million in the six months ended June 30, 2007, $2.3 million in 2006 and $2.2 million in 2005 in offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. For example, we will be terminating a government research grant that involved the InFact search technology that we recently sold to a third party. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs without a concomitant reduction in personnel and other costs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

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

We believe that our existing cash and cash equivalents and available bank lines of credit will be sufficient to meet the capital requirements of our core business for the foreseeable future. However, during 2007 we intend to continue making significant investments in sales and marketing and research and development in order to position the company for future revenue growth, and we will continue to incur significant expenditures to comply with SOX 404. If during that time the market for our products worsens, or if we otherwise continue to suffer significant operating losses, we may need additional funds through public or private equity financing or from other sources in order to fund our operations. We have no commitment for additional financing, and, if funding does become necessary, we may experience difficulty in obtaining it on favorable terms, if at all.

Our credit lines contain covenants that require us to keep our operating losses below a certain level. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute your ownership interest in us.

Our stock price may be volatile.

The price of our common stock has been volatile. In 2006, the price of a share of our common stock reached a high of $3.68 and a low of $2.09, and in 2007 to date the price reached a high of $3.18 and a low of $2.25. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them.

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

No matters were submitted to a vote of security holders in the quarter ended June 30, 2007.

ITEM 6.	EXHIBITS

(a) See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (A)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (B)

10.1*	Office Building Lease with Addendum One and Addendum Two, dated May 18, 1999, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC.

10.2*	First Lease Amendment to Office Building Lease, dated May 24, 2004, between the registrant and Lake Union Building LLC.

10.3*	Second Lease Amendment to Office Building Lease, dated June 16, 2004, between the registrant and Lake Union Building LLC.

10.4*	Addendum Three to Office Building Lease, dated June 5, 2006, between the registrant and Lake Union Building LLC.

10.5*	Third Lease Amendment to Office Lease (Lease Extension), dated June 15, 2007, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith
(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.
(B)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on June 30, 2006.