Form 10QSB
period 2007-09-30
INSIGHTFUL CORP
filed 2007-11-14
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, was 12,954,621 as of October 25, 2007.

Transitional Small Business Disclosure Format (Check one)    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,491	$7,320
Trade accounts receivable, net	2,844	6,201
Short-term investments	1,890	499
Other receivables	413	588
Prepaid expenses and other current assets	580	535

Total current assets	14,218	15,143
Long-term investments	2,395	2,361
Property and equipment, net	2,570	2,757
Purchased technology, net	—	49
Goodwill	800	800
Other assets	110	86

Total assets	$20,093	$21,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	603	745
Accrued payroll-related liabilities	1,543	2,184
Accrued expenses and other current liabilities	370	609
Deferred revenue - short term	5,647	6,197

Total current liabilities	8,163	9,735
Deferred revenue - long term	179	51
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding-12,951,621 and 12,813,842 shares at September 30, 2007 and December 31, 2006, respectively	130	128
Additional paid-in capital	38,673	37,843
Accumulated deficit	(26,717)	(26,245)
Other accumulated comprehensive loss	(335)	(316)

Total stockholders’ equity	11,751	11,410

Total liabilities and stockholders’ equity	$20,093	$21,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$1,587	$2,281	$5,348	$6,936
Software maintenance	2,079	1,858	6,136	5,498
Professional services and other	1,248	1,712	5,134	4,115

Total revenues	4,914	5,851	16,618	16,549

Cost of revenues:
Software related	236	395	840	1,249
Professional services and other	1,325	971	4,068	2,826

Total cost of revenues	1,561	1,366	4,908	4,075

Gross profit	3,353	4,485	11,710	12,474

Operating expenses:
Sales and marketing	2,523	2,180	7,921	6,580
Research and development	1,847	1,744	5,901	5,049
Less—Funded research	(455)	(549)	(1,471)	(1,722)

Research and development, net	1,392	1,195	4,430	3,327
General and administrative	1,112	989	3,663	3,123

Total operating expenses	5,027	4,364	16,014	13,030

Gain on sale of intangible assets (note 10)	3,486	—	3,486	—

Income (loss) from operations	1,812	121	(818)	(556)
Other income, net	77	167	379	391

Income (loss) before income taxes	1,889	288	(439)	(165)
Income tax expense	(11)	(1)	(33)	(6)

Net income (loss)	$1,878	$287	$(472)	$(171)

Basic net income (loss) per share	$0.15	$0.02	$(0.04)	$(0.01)
Diluted net income (loss) per share	$0.14	$0.02	$(0.04)	$(0.01)

Basic weighted average common shares outstanding	12,944	12,751	12,887	12,637
Diluted weighted average common shares outstanding	13,179	13,246	12,887	12,637

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(472)	$(171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	812	847
Stock-based compensation expense	571	484
Gain on sale of intangible assets	(3,486)	—
Changes in current assets and liabilities:
Trade and other accounts receivable	3,628	2,403
Prepaid expenses and other assets	(61)	220
Accounts payable	(159)	26
Accrued payroll-related liabilities and other accrued expenses	(921)	(520)
Deferred revenue	(511)	(1,078)

Net cash (used in) provided by operating activities	(599)	2,211

Investing activities:
Purchases of short- and long-term investments	(3,398)	(3,260)
Proceeds from sales and maturities of short- and long-term investments	1,972	725
Purchases of property and equipment	(565)	(1,838)
Net proceeds from sale of intangible assets	3,486	—

Net cash provided by (used in) investing activities	1,495	(4,373)

Financing activities:
Payments on debt	—	(32)
Proceeds from exercise of stock options and employee stock purchase plan	261	459

Net cash provided by financing activities	261	427

Effect of exchange rate changes on cash and cash equivalents	14	(18)

Net increase in cash and cash equivalents	1,171	(1,753)

Cash and cash equivalents, beginning of period	7,320	9,185

Cash and cash equivalents, end of period	$8,491	$7,432
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$63	$3

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2007

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

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

Perpetual software license fees are generally recognized upon delivery of the software after receipt of a purchase order, if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements if sold in a bundled arrangement. VSOE is based on the price charged when an element is sold separately or, in case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not materially change before separate introduction into the marketplace.

Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP No. 98-9. Under the residual method, the fair value, as determined by VSOE, of the undelivered non-essential elements is deferred and subsequently recognized when earned.

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for software maintenance related to most of its software products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as the InFact text analysis product formerly sold by the Company, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

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

Consulting revenues typically include providing customers assistance in developing complex software models and/or data analysis techniques, and developing consultant-configured, vertical-specific products that are designed to enable the Company to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by the Company. In addition, consulting revenues include deployment assistance, project management, integration with existing customer applications, training services, and related services generally performed on a time-and-materials basis under separate service arrangements. Training consists of fee-based courses offered on a per-attendee or a per-group rate. Revenues from consulting and training services are generally recognized as services are performed.

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

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. An evaluation of the probability of collection is generally based upon the assessment of the customer’s financial condition. For existing customers, this evaluation generally relies on a customer’s prior payment history.

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

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123R.

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2007 and 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows (in thousands):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cost of revenues	$3	$8	$20	$20
Sales and marketing	36	17	138	75
Research and development, net	16	23	55	69
General and administrative	117	97	358	320

Stock-based compensation expense included in operating expenses	$172	$145	$571	$484

The weighted average fair value of employee stock options granted in the nine months ended September 30, 2007 and 2006 was $1.24 and $1.54, respectively. As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.03%	4.62%	4.53%	4.82%
Expected dividend yield	None	None	None	None
Expected life	3.50 years	3.66 years	3.68 years	3.71 years
Expected volatility	62.0%	66.0%	63.1%	67.0%

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

The variables used in the determination of stock price volatility and option lives require the application of management’s best estimates. Both of these variables impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Therefore, the Company applied an estimated forfeiture rate that the Company derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, adjustments to compensation expense may be required in future periods.

Stockholders’ Equity and Stock Option Plans

Under the Company’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), the Board of Directors may grant incentive stock options, nonqualified stock options, awards of common stock and stock appreciation rights to eligible employees and others defined in the 2001 Plan.

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 884,601 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006 and 905,405 additional option shares were made available for future grant on January 1, 2007. As of September 30, 2007, 2,048,224 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of September 30, 2007, 514,333 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s Non-Qualified, Non-Officer Stock Option Plan (the “1996 Non-Officer Plan”), Company employees and consultants were eligible to receive nonqualified options to purchase shares of Company common stock. Option grants under the 1996 Non-Officer Plan were typically made at fair market value at the time of grant, with vesting schedules determined at the date of grant. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to serve the Company other than by reason of death or disability, and is not transferable. This plan expired in November 2006, and as a result no option shares are available for future grant under the 1996 Non-Officer Plan.

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of September 30, 2007 and December 31, 2006, cash and cash equivalents amounted to $8.5 million and $7.3 million, respectively. At September 30, 2007 and December 31, 2006, marketable securities classified as cash equivalents amounted to $5.5 million and $4.1 million, respectively.

(e) Marketable Securities

The Company’s marketable securities are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, all of the Company’s marketable securities are defined as available-for-sale securities and, accordingly, are accounted for at fair value with any unrealized gains and losses reported in stockholders’ equity as other comprehensive income. Realized net gains and losses on sales and maturities of marketable securities are included in the consolidated statement of income as other income. Marketable securities having maturities of 90 days or less are classified as cash and cash equivalents, those having maturities greater than 90 days and less than or equal to one year are classified as short-term investments, and those with maturities exceeding one year are classified as long-term investments. As of September 30, 2007, the Company’s total marketable securities were $9.8 million, of which $5.5 million were classified as cash equivalents, $1.9 million were classified as short-term investments and $2.4 million were classified as long-term investments.

As of September 30, 2007, the total $9.8 million in marketable securities consisted of $7.8 million in corporate debt securities and $2.0 million in government and agency obligations, which are classified within cash and cash equivalents and short- and long-term investments. As of September 30, 2007, unrealized and realized gains and losses on marketable securities were less than $2,000.

(f) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(g) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, all such costs incurred up to the point of ‘technological feasibility’ (defined as a working model) are to be expensed as incurred, and those costs incurred up to the point when the software is available for general release to customers, are to be capitalized. During the nine months ended September 30, 2007 and 2006, the costs incurred from the date of ‘technological feasibility’ to the general release date were not material, and as such, the Company expensed all research and development costs.

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

(i) Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate foreign currency transaction gains and losses is included in other income. For the three-month periods ended September 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were ($71,000) and $18,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were ($28,000) and $31,000, respectively.

(j) Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets obtained in business acquisitions accounted for under the purchase method of accounting. The Company currently distinguishes three reporting units that have goodwill, as follows: U.S. Data Analysis, Insightful United Kingdom, and Insightful Switzerland.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other indefinite-lived intangibles are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase screens for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1. Additional tests are performed when events occur or circumstances change that would give reason to suspect or indicate that such events will more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2006, nor did any such events occur or circumstances exist during the nine months ended September 30, 2007 that would indicate that impairment existed as of September 30, 2007.

(k) Long-Lived Assets

Other intangibles with definite lives are stated at cost less accumulated amortization and are amortized on a straight-line basis over a time frame that approximates the pattern in which the economic benefits of the intangible asset are consumed. The Company’s purchased technology was ratably amortized to expense over three years ending January 31, 2007. See Note 3.

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

(l) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to areas that include, but are not limited to, (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) useful lives for property and equipment and intangibles, (iv) fair values and impairment analysis of goodwill and intangible assets with definite lives, (v) tax assets and liabilities and other tax exposure items, and (vi) valuation of stock options using the Black-Scholes option pricing model.

(m) Financial Instruments

At September 30, 2007, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

Historically, the Company has not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the nine months ended September 30, 2007. However, the Company has adopted a policy of classifying amounts related to interest and penalties associated with income tax matters as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

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

Sales Taxes

During the ordinary course of business, there are many transactions for which the ultimate sales tax determination is uncertain. If necessary, the Company establishes accruals for sales tax-related uncertainties based on estimates of whether, and to the extent which, additional sales taxes, interest, and penalties will be due. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a sales tax audit, a change in the determination of whether the Company has nexus in a particular state, or the expiration of a relevant statute of limitations.

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

(o) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (described below). The Company is currently evaluating the impact of SFAS 159 on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that SFAS 157 will have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 did not have a material impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of SFAS 156 did not have a material impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years beginning after September 15, 2006. The Company’s adoption of SFAS 155 did not have a material impact on its financial condition or results of operations.

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

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount was ratably amortized to software-related cost of revenues over a three-year estimated life. Accordingly, the Company recorded $49,000 and $441,000 in amortization expense related to this technology in the nine months ended September 30, 2007 and 2006, respectively. The remaining balance of the capitalized asset was fully amortized as of January 31, 2007.

(4) FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by the Company’s accounts receivable and allows the Company to borrow up to the lesser of 75% of its eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at September 30, 2007 under this line of credit facility or the Company’s previous line of credit facility with Silicon Valley Bank.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. The Company is entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at September 30, 2007 under this equipment loan facility or the Company’s previous equipment loan facility with Silicon Valley Bank.

The prime rate was 7.75% at September 30, 2007. These credit facilities contain covenants that limit the Company’s net losses and require certain minimum liquidity. In addition, the Company is prohibited under these facilities from paying dividends.

(5) NET INCOME (LOSS) PER SHARE

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Shares used in basic net income (loss) per share computation	12,944	12,751	12,887	12,637
Effect of dilutive common stock equivalents(1)	235	495	—	—

Shares used in diluted net income (loss) per share computation	13,179	13,246	12,887	12,637

(1)	Dilutive common stock equivalents have been excluded from the computations of diluted net (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, these exclusions totaled 360,000 shares and 616,000 shares, respectively.

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

The following common stock equivalents are also excluded from the earnings per share computation because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options excluded from the computation of diluted net loss per share on the basis that their exercise prices were greater than or equal to the average price of the common shares	2,394	1,064	2,149	574

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and loss and its components in the financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and unrealized gains (losses) on short-term investments in marketable securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$1,878	$287	$(472)	$(171)
Unrealized gain (loss) on investments	2	2	(2)	5
Change in cumulative translation adjustment	47	(21)	(17)	(36)

Comprehensive income (loss)	$1,927	$268	$(491)	$(202)

As of September 30, 2007 and 2006, total cumulative translation loss amounted to ($336,000) and ($284,000), and total cumulative unrealized gain on investments was $2,000 and $5,000.

(7) SEGMENT REPORTING

FAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. The Company has two business segments: Domestic and International. The Company measures segment performance based on revenues and contribution margin, which is a measure of profitability that allocates only direct and controllable costs to a segment. Assets are not allocated to segments for internal reporting presentations. Intercompany transactions have been eliminated from the segment information. Non-operating income and expenses are not tracked by segment. Segment information is provided below (in thousands):

	Domestic (1)	International	Total
Three months ended September 30, 2007
Revenues	$2,542	$2,372	$4,914
Contribution margin	554	425	979
Unallocated costs, expenses and gain on sale of intangible assets			833

Income from operations			$1,812

Nine months ended September 30, 2007
Revenues	$8,534	$8,084	$16,618
Contribution margin	2,039	2,219	4,258
Unallocated costs, expenses and gain on sale of intangible assets			(5,076)

Loss from operations			$(818)

	Domestic (1)	International	Total
Three months ended September 30, 2006
Revenues	$3,361	$2,490	$5,851
Contribution margin	1,401	980	2,381
Unallocated costs and expenses			(2,260)

Income from operations			$121

	Domestic (1)	International	Total
Nine months ended September 30, 2006
Revenues	$10,029	$6,520	$16,549
Contribution margin	3,902	2,268	6,170
Unallocated costs and expenses			(6,726)

Loss from operations			$(556)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

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

(8) REVENUE CONCENTRATION

One customer accounted for more than 10% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2007. This customer accounted for 15% ($0.8 million) and 13% ($0.7 million) of total revenues for the three months ended September 30, 2007 and 2006, respectively. This same customer accounted for 16% ($2.7 million) and 10% ($1.6 million) of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

This same customer accounted for 13% of the Company’s total consolidated accounts receivable balance as of September 30, 2007, and less than 10% of the Company’s total consolidated accounts receivable balance as of September 30, 2006.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At September 30, 2007, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

(10) GAIN ON SALE OF INTANGIBLE ASSET

At the beginning of 2007, the Company integrated its text analysis (InFact) business more closely with its data analysis business, no longer treating Text Analysis as a separate business segment. On August 2, 2007, the Company sold its InFact search technology and associated intellectual property rights to Hypertext Solutions Inc. (Hypertext) for $3.7 million in cash. The Company recorded a gain of $3.5 million, which represented the difference between the proceeds from the sale of the net intangible assets and the net transaction costs of $0.2 million.

The Company retained a limited support license to the InFact technology as part of the transaction to allow it to continue to support its current InFact customers for up to three years. The Company will not be licensing the InFact product to new customers. Also as part of the agreement with Hypertext, Hypertext employed certain Company employees who were members of the Company’s InFact team.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this report.

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	information about the anticipated release dates of new products;

•	statements about expected future trends for development and sales of our products and services, including the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available credit to meet these requirements;

•	statements about our anticipated use of cash and cash equivalents, including the use of proceeds from the sale of our InFact technology;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “plan,” “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the factors described in the section entitled “Management’s Discussion and Analysis or Plan of Operation – Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in Part I, Item 2 of this report. Other factors besides those described in this report could also affect actual results.

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

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, France, Switzerland, and the United Kingdom, with distributors around the world. As of September 30, 2007, we employed 114 employees in the United States, and 38 employees in Europe. Formerly Mathsoft, Inc., we reincorporated as Insightful Corporation in Delaware in 2001.

Our products include S-PLUS® and S-PLUS Server, Insightful Miner™, IDRS (Insightful Dynamic Reporting Suite), and various S-PLUS toolkits for vertical market categories, such as S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector. Until August 2, 2007, we also sold a text analysis product line, InFact. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of customized analytical solutions. We have customers in a broad range of industries, with a concentration in life sciences and financial services. We report results in two business segments: Domestic (which includes all U.S. and Canadian transactions) and International (which includes all other transactions).

Prior to January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). At the beginning of 2007, we integrated our InFact business more closely with our data analysis business, no longer treating Text Analysis as a separate segment. On August 2, 2007, after exploring multiple strategic alternatives for InFact, we sold our InFact search technology and associated intellectual property rights to Hypertext Solutions Inc., or Hypertext, for $3.7 million in cash. We recorded a gain of $3.5 million, which represented the difference between the proceeds from the sale of the net intangible assets and the net transaction costs of $0.2 million. We retained a limited support license to the InFact technology as part of the transaction so that we can continue to support our existing InFact customers (who may expand their licenses only in limited ways and in limited circumstances) for up to three years, but we will not be licensing the InFact product to new customers. Also as part of the agreement with Hypertext, Hypertext employed certain Insightful employees who were members of our former InFact team. We anticipate that the sale of the InFact-related technology and our continued support of existing InFact customers will neither result in a significant decrease in revenues nor generate significant revenues for 2007 or subsequent years.

Critical Accounting Policies and Estimates

We have based our discussion and analysis or plan of operation on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We adopted SFAS 123R as of January 1, 2006 using the modified prospective transition method. Our consolidated financial statements reflect the impact of SFAS 123R for the three and nine months ended September 30, 2007 and 2006.

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

Income Taxes

We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and the provisions of Financial Accounting Standard Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes income taxes from the scope of FASB Statement No. 5, Accounting for Contingencies.

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

Historically, we have not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the nine months ended September 30, 2007. However, we have adopted a policy of classifying amounts related to interest and penalties associated with income tax matters as general and administrative expense when incurred.

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses because sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

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

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill arising from acquired businesses for potential impairment on an annual basis, using an October 1 measurement date. This evaluation requires significant judgment and estimation. In addition, throughout the year we consider whether there are impairment indicators that would suggest an immediate evaluation of impairment is warranted. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired. Impairment losses, if any, will be charged to earnings in the period in which they are identified.

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

Results of Operations

Revenues by Type

We have three classifications of revenue on our statement of income: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three months ended September 30,		Percent Increase (Decrease)	Nine months ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Revenues (in thousands):
Software licenses	$1,587	$2,281	(30)%	$5,348	$6,936	(23)%
Software maintenance	2,079	1,858	12%	6,136	5,498	12%
Professional services and other	1,248	1,712	(27)%	5,134	4,115	25%

Total	$4,914	$5,851	(16)%	$16,618	$16,549	0.4%

Revenues by type (as % of total revenues):
Software licenses	32%	39%		32%	42%
Software maintenance	43%	32%		37%	33%
Professional services and other	25%	29%		31%	25%

Total	100%	100%		100%	100%

Total Revenues

Total revenues for the three and nine months ended September 30, 2007 decreased by 16% ($0.9 million) and increased by 0.4% ($0.1 million), as compared to the corresponding periods of 2006. The decrease for the three-month period reflects a 15% ($0.8 million) decrease in our data analysis revenues and a 47% ($0.1 million) decrease in our text analysis (InFact) revenues. The increase for the nine-month period reflects a 4% ($0.6 million) increase in data analysis revenues, offset by a 57% ($0.5 million) decrease in text analysis (InFact) revenues. As discussed above, we sold our InFact-related technology and associated intellectual property on August 2, 2007.

We believe the decreases in both license and service revenues during the three months ended September 30, 2007 is due primarily to poor sales productivity resulting from turnover in our sales force, including both our North American and European sales vice presidents, the fact that our life science sales team began focusing too early on selling products that have not yet been released, and weaknesses in our ability to quickly train and support new sales people. Because of the relatively small number of quota carrying sales representatives we have, given our small size, excessive turnover results in a high ratio of sales representatives who are not yet fully productive. We are currently recruiting a Vice President of Sales and Professional services whose primary objective will be to address these retention, sales execution, and training issues.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term (subscription) license agreements.

Total software revenues decreased by 30% ($0.7 million) and 23% ($1.6 million) for the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The decrease in total software revenues for the three-month period reflects a 42% ($0.6 million) decrease in Domestic software revenues, and a decrease of 8% ($0.1 million) in International software revenues. The decrease in total software revenues for the nine-month period reflects a 38% ($1.8 million) decrease in Domestic software revenues, offset by a 8% ($0.2 million) increase in International software revenues.

The decreases in Domestic software license revenues were attributable to decreases in sales for both our text analysis (InFact) product, due to our decision to no longer focus on this product, and data analysis products, for the reasons described above.

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

Software maintenance revenues increased by 12% ($0.2 million) and 12% ($0.6 million) for the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006. These increases were legacy effects of an increase in license sales (which typically include one year of maintenance) on a year-over-year basis through the first quarter of 2007, a slight increase in software maintenance renewals during 2006 followed by a relatively constant renewal rate during the first half of 2007, and general increases in our maintenance pricing. However, our maintenance renewal rate declined during the three months ended September 30, 2007, as compared to the corresponding period of 2006. As a result, unless we experience an increase in software license sales in the near future, or our maintenance renewal rates increase, or we effectively increase our maintenance prices, our maintenance revenues may decrease in future periods.

Professional Services and Other Revenues

Professional services and other revenues are generated from performing consulting and training activities.

Professional services and other revenues decreased by 27% ($0.5 million) for the three months ended September 30, 2007 and increased by 25% ($1.0 million) for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The decrease in revenues for the three-month period reflects a decrease of 42% ($0.3 million) in our Domestic segment and a decrease of 18% ($0.2 million) in our International segment. These decreases were caused by the factors discussed above as well as, for our international business, a reduction in consulting work performed for our largest customer, an international financial services firm, which resulted from this customer delaying the start of a planned project. The increase in revenues for the nine-month period reflects an increase of 43% ($1.1 million) in our International segment, offset by a 2% ($0.1 million) decrease in our Domestic segment. The increase for the nine-month period in our International segment was primarily due to increases in consulting work performed for the international financial services firm discussed above during the first half of the year, as compared to the first half of 2006.

Professional services revenues from this financial services customer were $0.7 million and $2.5 million for the three and nine months ended September 30, 2007, compared to $0.8 million and $1.7 million for the three and nine months ended September 30, 2006. On a percentage basis, total revenues generated by this customer accounted for 14% of our total revenues and 57% of our professional services revenues for the three months ended September 30, 2007, and 15% of our total revenues and 49% of our professional services revenues for the nine months ended September 30, 2007. We expect this customer to continue to account for a substantial proportion of our revenues for at least the fourth quarter of 2007 and for 2008.

Revenues by Segment and Geography

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three months ended September 30,		Percent Increase (Decrease)	Nine months ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Revenues (in thousands):
Domestic	$2,542	$3,361	(24)%	$8,534	$10,029	(15)%
International	2,372	2,490	(5)%	8,084	6,520	24%

Total	$4,914	$5,851	(16)%	$16,618	$16,549	0.4%

Revenues (as % of total revenues):
Domestic	52%	57%		51%	61%
International	48%	43%		49%	39%

Total	100%	100%		100%	100%

Prior to January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). Beginning in the first quarter of 2007, we ceased treating Text Analysis as a separate business segment. As discussed above, we sold our InFact technology and associated intellectual property rights on August 2, 2007.

Domestic Revenues

Domestic revenues decreased by 24% ($0.8 million) and 15% ($1.5 million) for the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The decrease for the three-month period reflects a 42% ($0.6 million) decrease in software revenues and a 42% ($0.3 million) decrease in professional services revenues, offset by a 6% ($0.1 million) increase in maintenance revenues. The decrease for the nine-month period reflects a 38% ($1.8 million) decrease in software revenues and a 2% ($0.1 million) decrease in professional services revenues, offset by a 9% ($0.3 million) increase in maintenance revenues.

International Revenues

International revenues decreased by 5% ($0.1 million) for the three months ended September 30, 2007 and increased by 24% ($1.6 million) for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The decrease for the three-month period reflects an 8% ($0.1 million) decrease in software revenues and an 18% ($0.2 million) decrease in professional services revenues, offset by a 24% ($0.2 million) increase in maintenance revenues. The increase for the nine-month period reflects a 8% ($0.2 million) increase in software revenues, an 18% ($0.3 million) increase in maintenance revenues, and a 43% ($1.1 million) increase in professional services revenues.

As discussed above, one international data analysis customer accounted for 14% of our total revenues and 57% of our professional services revenues for the three months ended September 30, 2007, and 15% of our total revenues and 49% of our professional services revenues for the nine months ended September 30, 2007. We expect this customer to continue to account for a substantial proportion of our revenues for at least the fourth quarter of 2007 and for 2008.

Cost of Revenues

	Three months ended September 30,		Increase (Decrease)	Nine months ended September 30,		Increase (Decrease)
	2007	2006		2007	2006
Cost of revenues (in thousands):
Software-related	$236	$395	(40)%	$840	$1,249	(33)%
Professional services and other	1,325	971	36%	4,068	2,826	44%

Total	$1,561	$1,366	14%	$4,908	$4,075	20%

Cost of software-related revenues as a % of software-related revenues	6%	10%		7%	10%
Cost of professional services and other revenues as a % of professional services and other revenues	106%	57%		79%	69%

Total	32%	23%		30%	25%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the S programming language purchased from Lucent Technologies Inc. in January 2004.

For the three and nine months ended September 30, 2007, the cost of software-related revenues decreased in absolute dollars by 40% ($0.2 million) and 33% ($0.4 million), and decreased as a percentage of total revenues by two and three percentage points, as compared to the corresponding periods of 2006. These decreases were due to a decrease in amortization expense related to full and final amortization of the purchase price for the S programming language as of January 31, 2007, whereby only one month of amortization was recorded in the nine months ended September 30, 2007, as compared to nine months of amortization in the corresponding period of 2006.

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

For the three and nine months ended September 30, 2007, the cost of professional services and other revenues increased in absolute dollars by 36% ($0.4 million) and 44% ($1.2 million), and increased as a percentage of total revenues by 10 and 8 percentage points, as compared to the corresponding periods of 2006. These increases reflect increases in direct and indirect headcount-related costs. These increased headcount costs were incurred predominantly in our International operations, including the hiring of our head of European professional services in July 2006. In part, the increased headcount was in anticipation of higher consulting revenues throughout Europe and with our largest customer in particular. Because these higher revenues did not occur, we reduced headcount in our European consulting organization during the three months ended September 30, 2007. As a result, we expect our direct and indirect headcount costs to decrease for the remainder of 2007, as compared to earlier in the year.

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

Operating Expenses

Sales and Marketing

	Three months ended September 30,		Percent Increase	Nine months ended September 30,		Percent Increase
	2007	2006		2007	2006
Sales and marketing expenses (in thousands)	$2,523	$2,180	16%	$7,921	$6,580	20%
Sales and marketing expenses (as percentage of total revenues)	51%	37%		48%	39%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

For the three and nine months ended September 30, 2007, sales and marketing expenses increased in absolute dollars by 16% ($0.3 million) and 20% ($1.3 million), and increased as a percentage of total revenues by fourteen and nine percentage points, as compared to the corresponding periods of 2006. These increases were primarily due to direct and indirect headcount-related costs resulting from the hiring of additional sales and marketing personnel, as well as increases in compensation for existing sales and marketing personnel in both the United States and Europe.

Research and Development, Net

	Three months ended September 30,		Percent Increase (Decrease)	Nine months ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Research and development (in thousands):
Research and development	$1,847	$1,744	6%	$5,901	$5,049	17%
Less - funded research	(455)	(549)	(17)%	(1,471)	(1,722)	(15)%

Research and development, net	$1,392	$1,195	17%	$4,430	$3,327	33%

Research and development (as percentage of total revenues):
Research and development	38%	30%		36%	31%
Less - funded research	(9)%	(9)%		(9)%	(10)%

Research and development, net	28%	20%		27%	20%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

Our research and development is split into two teams: Research and Development. The Research team is generally focused on performing work relating to government research grants and contracts, and the Development team is generally focused on commercial applications that are intended to be deployed in the near future. Funded research amounts result from fees generated from research work performed under government grants and contracts, which fees are netted against total research and development costs.

Gross research and development expenses.

For the three and nine months ended September 30, 2007, gross research and development expenses increased in absolute dollars by 6% ($0.1 million) and 17% ($0.9 million), and increased as a percentage of total revenues by eight and five percentage points, as compared to the corresponding periods of 2006. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, offset by the reduction in research personnel resulting from the sale of InFact discussed above.

Funded research.

Funded research is recorded as an offset to research and development expense in our income statement. For the three and nine months ended September 30, 2007, funded research decreased in absolute dollars by 17% ($0.1 million) and 15% ($0.3 million), as compared to the corresponding periods of 2006. As a percentage of total revenues, funded research remained flat for the three months ended September 30, 2007 and decreased by one percentage point for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The net decreases in funded research reflect decreases of 86% ($0.3 million) and 68% ($0.6 million) in text analysis (InFact)-related funded research for the three and nine months ended September 30, 2007, offset by increases of 66% ($0.2 million) and 41% ($0.3 million) in data analysis-related funded research, as compared to the corresponding periods of 2006. The decrease in our funded research for text analysis resulted from the following factors:

•	Effective January 1, 2007, we redirected our efforts and resources away from text analysis research and into data analysis research.

•

As discussed above, we sold our InFact technology and associated intellectual property rights on August 2, 2007. We have finished the work to be performed by Insightful on our one remaining grant involving InFact-related technology and we do not expect to perform additional funded research related to text analysis in the future. We do not expect this to have a material impact on our net research and development costs.

Research and development, net.

For the three and nine months ended September 30, 2007, total net research and development costs increased in absolute dollars by 17% ($0.2 million) and 33% ($1.1 million), and increased as a percentage of total revenues by eight and seven percentage points, as compared to the corresponding periods of 2006. As discussed above, the primary reason for the increase in net research and development was increased headcount in our development organization.

General and Administrative

	Three months ended September 30,		Percent Increase	Nine months ended September 30,		Percent Increase
	2007	2006		2007	2006
General and administrative (in thousands)	$1,112	$989	12%	$3,663	$3,123	17%
General and administrative (as percentage of revenues)	23%	17%		22%	19%

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

For the three and nine months ended September 30, 2007, general and administrative expenses increased in absolute dollars by 12% ($0.1 million) and 17% ($0.5 million), and increased as a percentage of total revenues by six and three percentage points, as compared to the corresponding periods of 2006. The increases were due to increases in compensation to existing general and administrative personnel, increases in consulting costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002, or SOX 404, minor increases in multiple other general and administrative expenses and, for the nine-month period ended September 30, 2007, an increase in external legal fees incurred in the ordinary course of business.

We are required to comply with the provisions of SOX 404 as of December 31, 2007. During 2007 and beyond we will continue to incur costs in our efforts to satisfy the related compliance requirements.

Other Income (Expense)

Other income (expense) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income	$148	$149	$407	$360
Foreign exchange transaction gains (losses)	(71)	18	(28)	31

	$77	$167	$379	$391

Interest income

Interest income remained flat for the three months ended September 30, 2007 and increased by $47,000 for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. The increase was a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher-yielding instruments.

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

For the three month periods ended September 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were ($71,000) and $18,000. For the nine month periods ended September 30, 2007 and 2006, the aggregate foreign currency transaction gains and (losses) were ($28,000) and $31,000. These changes were due to changes in foreign currency exchange rates and changes in the relative strength of the U.S. dollar and the effect these changes have on the carrying amounts of U.S. dollar-denominated intercompany operating loans due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future, and the U.S. dollar-denominated cash equivalents held by each international subsidiary, as well the relative balance between the U.S. dollar-denominated intercompany loans and cash equivalents.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax expense for the three and nine months ended September 30, 2007 was minor and changed only slightly as compared to the corresponding periods of 2006. Changes in income tax expense and benefit from period to period result primarily from changes in the relative mix of taxable income and loss generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $10.2 million at December 31, 2006 to $12.8 million at September 30, 2007. Our working capital increased from $5.4 million at December 31, 2006 to $6.0 million at September 30, 2007. Both of these increases were due primarily to the receipt of $3.7 million resulting from the sale of our InFact-related technology and associated intellectual property rights on August 2, 2007.

Cash Flows

We used $0.6 million in cash from operating activities during the nine months ended September 30, 2007, compared to generating $2.2 million during the corresponding period of 2006. The decrease in operating cash inflows is primarily due to our net loss (excluding the gain on sale of the Infact intangible assets) during the nine months ended September 30, 2007.

The difference between our net loss and our operating cash inflow or outflow is attributable to non-cash expenses included in net loss, gains on sales of intangible assets and changes in operating assets and liabilities, as presented below (in thousands):

	Nine months ended September 30,
	2007	2006
Net loss	$(472)	$(171)
Add: non-cash expenses	1,383	1,331
Subtract gain on sale of intangible assets	(3,486)	—
Adjust for: changes in operating assets and liabilities	1,976	1,051

Net cash (used in) provided by operating activities	$(599)	$2,211

Non-cash expenses consist of the amortization of intangible assets, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash inflow of $1.5 million for the nine months ended September 30, 2007, compared to an outflow of $4.4 million for the corresponding period of 2006. This increase in cash provided by investing activities for the nine months ended September 30, 2007, as compared to the corresponding period of 2006, was due primarily to the proceeds received on the sale of our InFact-related technology and associated intellectual property rights on August 2, 2007.

Financing activities resulted in a net cash inflow of $0.3 million in the nine months ended September 30, 2007, compared to $0.4 million for the corresponding period of 2006. The decrease relates primarily to a decrease in proceeds received from the exercise of employee stock options during the nine months ended September 30, 2007, as compared to the corresponding period of 2006.

Sources of Liquidity

In May 2007, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. No amounts were outstanding at September 30, 2007 under this line of credit facility or our previous line of credit facility with Silicon Valley Bank.

In May 2007, we entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. We are entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning on 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at September 30, 2007 under this equipment loan facility or our previous equipment loan facility with Silicon Valley Bank.

The prime rate was 7.75% at September 30, 2007. These credit facilities contain covenants that limit our net losses and require certain minimum liquidity. In addition, we are prohibited under these facilities from paying dividends.

At September 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents, short and long-term investments all totaling $12.8 million, as well as available credit. Our liquidity needs are principally financing of accounts receivable, capital assets, strategic investments, and product development, as well as flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available credit will be sufficient to meet the capital requirements of our business for the foreseeable future. However, if for whatever reason we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of September 30, 2007, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington, and other domestic and international locations, as well as equipment leases and financing are as follows (in thousands):

	2007	2008	2009	2010	2011	Total
Operating lease obligations	$270	$919	$920	$632	$4	$2,745

Rent expense under our operating leases was $242,000 and $187,000 for the three months ended September 30, 2007 and 2006, and $723,000 and $530,000 for the nine months ended September 30, 2007 and 2006.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Some of the factors that could affect the amount and timing of our revenues and related expenses and cause our operating results to fluctuate include:

•	our reliance on one product family;

•	our ability to compete in the highly competitive statistics and data analysis markets;

•	rapid changes in technology and our ability to develop, introduce and market new products on a timely basis;

•	market acceptance of open source alternatives to our products and services;

•	our ability to penetrate new markets;

•	market awareness and acceptance of our existing and potential products and services;

•	our ability to expand our sales and support infrastructure;

•	our ability to maintain our relationships with key partners;

•	long sales cycles and potential sales delays;

•	market risks, including fluctuations in foreign currency exchange rates and U.S. interest rates;

•	losses resulting from expected or unexpected increases in our expenses;

•	our ability to maintain effective internal financial and managerial systems, controls and procedures;

•	costs associated with being a public company, such as the cost of complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404;

•	our ability to attract and retain key employees and management team members and successfully and timely integrate new employees and management team members into our business;

•	our ability to obtain funding that may be necessary to support the operation or expansion of our business;

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

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, during the first and second quarters of 2006, and for the nine months ended September 30, 2007. We achieved only small profits during the third and fourth quarters of 2006. As of September 30, 2007, we had an accumulated deficit of $26.7 million. We believe we will incur a loss in the fourth quarter of 2007. We may experience additional losses and negative cash flows in the near term, even if revenues from our products and services grow.

One large customer accounts for a significant proportion of our revenues. The unexpected loss of this customer or one or more significant projects for this customer would affect our operating results and could cause a decline in our stock price.

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project or a number of projects for a particular customer requires us to allocate a significant portion of our consulting time to the customer during a reporting period, the unplanned or untimely cessation of the project(s), or the failure of the customer to engage us for additional anticipated projects, would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one international financial services customer that accounted for 15% of total revenues for the nine months ended September 30 2007, 11% during 2006 and 9% during 2005, and we expect this customer to continue to account for a substantial proportion of our revenues for at least the fourth quarter of 2007 and for 2008. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, or if we perform fewer consulting projects than we anticipate, we would suffer significant reductions in our expected level of revenue and would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

If potential customers do not purchase the S-PLUS product family, or if current customers do not continue to renew maintenance or license subscriptions, our revenues and operating results will be adversely affected.

Our S-PLUS product and add-on modules account for the substantial majority of our license revenues. Other products, such as InFact (the technology we sold on August 2, 2007) and Insightful Miner, have not contributed consistently to our revenues. We expect license and maintenance revenues from the S-PLUS product family to continue to account for the substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of S-PLUS products, our revenues and operating results will be adversely affected. For example, a significant delay in making our upcoming clinical reporting product generally available or the failure of our recently released S-PLUS 8.0 Enterprise Developer or S-PLUS 8.0 Server products to meet customer expectations would cause our revenues to be lower than expected and harm our operating results. In addition, if we are unable to maintain the expected level of renewals for maintenance or license subscriptions on our products or if we are unable to generate new license revenue bookings to make up for the maintenance customers that do not renew their maintenance contracts with us each quarter, then we may be unable to maintain or increase our future maintenance revenue streams generated by our products.

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

To be successful, we must continue to enhance our current product line and timely develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. Among other investments, we are currently focusing research and development efforts on developing vertically-oriented solutions and enhancing the scalability and deployability of our current product offerings. These investments may strain our financial resources and diffuse management’s time and attention. We ultimately may be unable to successfully and efficiently enhance these key features of our products to the extent necessary to achieve market acceptance. To the extent any enhancements require us to license third party technology, we may be unable to do so on acceptable terms or to integrate such technology with our existing products. If we are unable to develop new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our research and development investments and sales of our products could decline.

We may be unable to introduce new products or enhancements successfully or in a timely manner in the future. If we delay release of our products and product enhancements, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if competitors, our major hardware, systems or software vendors or we introduce or announce new products or product enhancements. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

If our products do not achieve market acceptance in new vertical markets, the growth of our business will be limited.

We currently focus our statistics business primarily on two vertical markets: financial services and life sciences. In order to grow our business, we will need to expand our customer base by entering into new vertical markets. To successfully sell our products in new vertical markets, we will need to develop new product versions that address the particular needs of these markets. If we are unable to develop new products that compete effectively in these markets, or if our products once developed do not achieve market acceptance in these new vertical markets, our business may not grow and could fail.

If we are unable to compete successfully in the statistics and data analysis markets, our business will fail.

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

Our future performance will depend largely on the efforts and abilities of our key technical, sales, consulting, customer support, accounting and managerial personnel. Our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. For example, in the second half of 2007 we experienced turnover in our sales organization, including the loss of our vice president of Europe and our vice president of North American sales, and the loss of these employees harmed our ability to generate revenues in the third quarter and, potentially, the fourth quarter of 2007. Departures of, or failure to recruit and retain replacements of, key executives and other employees could harm our reputation and our ability to execute our business strategy and generate revenues. For example, failure to attract and retain research and development personnel, or reductions in our existing personnel, could harm our ability to develop and introduce new products and enhancements successfully or in a timely manner. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

An enterprise’s decision to purchase our software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a potential data analysis customer to the issuance of a purchase order or signing of a license or services agreement. The amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have shown to be substantially longer for higher-priced orders. On the other hand, if our sales personnel focus their efforts on selling not-yet-released products in anticipation of a long sales cycle for those products, our sales of already-released products may suffer. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

We will be required to expend significant effort and expense in achieving SOX 404 compliance, which will divert resources and management attention and may put us at a disadvantage with respect to other companies.

We will be required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. In order to furnish the required report on management’s assessment of the design and effectiveness of our internal controls, we have expended significant effort in documenting the design of our internal controls and testing the processes that support management’s evaluation and conclusion. We will continue to incur costs for SOX 404 compliance in the fourth quarter of 2007 and in 2008 and beyond. For example, this process has required us to engage outside contractors, which has resulted and will continue to result in additional accounting and information technology expenses. Additionally, during our assessment of our internal controls, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

Compliance with SOX 404 will also require a significant amount of management and executive management effort and attention that could otherwise be focused on issues directly impacting our operations and business strategy that are unrelated to compliance. The requirements of SOX 404 and the effort and expense necessary to achieve compliance may put us at a disadvantage with respect to private companies and public companies that already have demonstrated compliance or that are not subject to the provisions of SOX 404, such as those registered in other countries.

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

Our success depends in part on our ability to protect our proprietary rights, including our patents and our rights in the software code underlying the S programming language. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license all software and provide it in executable code only, with contractual restrictions on modifications, copying, disclosure and transferability. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. As is customary in the industry, we generally license our products to end-users by use of a “click-through” license. For custom software, we may execute a signed license agreement with the customer. Other parties may breach confidentiality agreements and other protective contracts into which we have entered, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $1.5 million in the nine months ended September 30, 2007, $2.3 million in 2006 and $2.2 million in 2005 in offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process, and we may decide to cancel or reassign certain ongoing projects that are not aligned with our core business needs. For example, we recently finished our work on our one remaining government research grant involving the InFact-related search technology that we recently sold to a third party, and we do not expect to perform additional text analysis-related funded research in the future. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs without a concomitant reduction in personnel and other costs would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for such research contracts and we will have to incur certain research and development expenses without the benefit of offsets. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

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

We believe that our existing cash and cash equivalents and available credit will be sufficient to meet the capital requirements of our business for the foreseeable future. However, if for whatever reason we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute our stockholders’ ownership interest in us.

Our credit lines contain covenants that require us to keep our operating losses below a certain level. As a result, we may be unable to access these credit lines if our operating losses increase in future periods.

We will incur greater and more unpredictable expenses as a result of the adoption of new accounting rules with respect to equity compensation awards, which could increase our losses.

In 2006, we began to recognize compensation expense associated with stock options and restricted stock awards, as required by FAS 123R. Our reported expenses may increase as a result of this practice. In addition, the calculations we must use to determine the amount of expense are based, in part, on many factors beyond our control, such as stock price volatility and forfeiture rates. As a result, our ability to predict for future periods, the amount of expense associated with FAS 123R requirements will be limited. Increases in expenses associated with equity incentive awards could result in enhanced losses in future periods.

Our stock price may be volatile.

The price of our common stock has been volatile. In 2006, the price of a share of our common stock reached a high of $3.68 and a low of $2.09, and for the nine months ended September 30, 2007, the price reached a high of $3.18 and a low of $1.86. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them.

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

Our annual meeting of stockholders was held on July 16, 2007. The following matters were voted upon at the meeting:

Proposal 1: Election of Directors

Jeffrey E. Coombs and Samuel R. Meshberg were elected as Class II directors, each to serve for a term expiring in 2010. The directors received the following votes:

Director	For	Withheld
Jeffrey E. Coombs	9,705,220	2,118,947
Samuel R. Meshberg	9,622,387	2,201,780

Ronald M. Stevens and Sachin Chawla are serving as Class I Directors until their terms expire on the date of the 2009 annual meeting. Mark C. Ozur is serving as a Class III Director until his term expires on the date of the 2008 annual meeting.

Proposal 2: Ratification of Independent Public Accountant

The selection of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified. The proposal received the following votes:

For	11,642,929
Against	19,742
Abstain	161,496

ITEM 6.	EXHIBITS

(a) See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of August 2, 2007, between Hypertext Solutions Inc. and Insightful Corporation (Exhibit 2.1) (A)

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (B)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (C)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed on August 8, 2007.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.