Form 10KSB
period 2007-12-31
INSIGHTFUL CORP
filed 2008-03-31
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for the fiscal year ended December 31, 2007 were $22,319,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sale price of the registrant’s common stock on March 26, 2008, as reported on the NASDAQ Capital Market, was $13,356,871.

The number of shares of common stock outstanding as of March 26, 2008 was 12,979,625.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐;    No  ☒

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings or loss, revenue and expenses;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	information about the anticipated release dates of new products;

•	statements about expected future trends for development and sales of our products and services, including the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available credit to meet these requirements;

•	statements about our anticipated use of cash and cash equivalents;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

Words such as “will,” “plan,” “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the factors described in the sections entitled “Competition,” “Intellectual Property Rights and Licenses” “and “Risk Factors: Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in Part I, Item 1 of this report. Other factors besides those described in this report could also affect actual results.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

ITEM 1.	DESCRIPTION OF BUSINESS.

Formerly Mathsoft, Inc., we reincorporated as Insightful Corporation in Delaware in 2001.

We provide enterprises with predictive analytic solutions designed to drive better decisions faster by revealing patterns, trends and relationships. We are a developer and supplier of software and services that utilize a variety of statistics and data mining techniques to analyze historical data, enabling our customers to understand relationships among and otherwise gain intelligence from that data, make predictions about future events and identify risks and opportunities associated with particular conditions.

Our predictive analytic software and services solve a broad range of problems across multiple industries. For example, customers in the financial services sector use our solutions to adjust for risk in, and therefore optimize, stock portfolios, and to manage their risk by estimating risk and risk-adjusted returns for a wide variety of investment vehicles as well as their overall businesses. Pharmaceutical companies reduce the cost and risk associated with clinical trials by utilizing our analytic reports and graphics to discern safety and efficacy signals earlier in the drug development/clinical trials process, thus decreasing their product development costs and time to market. Retailers use our customer analytics solutions to optimize marketing promotions and pricing, minimize customer churn and maximize customer retention and lifetime customer value. Our predictive analytics solutions are used to optimize the placement of windmill farms and water wells.

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, the United Kingdom, Switzerland, France and Hong Kong, with distributors around the world. As of December 31, 2007, we employed 119 employees worldwide, of which 113 were full-time employees.

Our products include S-PLUS® and S-PLUS® Enterprise Server, Insightful Miner™ and various S-PLUS® solutions and toolkits for vertical market categories, such as Insightful Clinical Graphics and S+ArrayAnalyzer® for the life sciences sector and S+FinMetrics® for the financial services sector. Our consulting services and training provide specialized expertise and processes for the design, development and deployment of customized analytical solutions. We have customers in a broad range of industries, with a concentration in life sciences and financial services.

We report results in two business segments: Domestic and International. The Domestic segment includes the operations of the United States and Canada, and the International segment includes the operations of all other countries and regions. Before January 1, 2007, we reported results in three segments: North American Data Analysis, International Data Analysis, and Text Analysis (InFact). At the beginning of 2007, we integrated our InFact business more closely with our data analysis business and, because Text Analysis no longer met the definition of a reportable segment, we began reporting results in only two segments, Domestic and International. We continued marketing and selling our InFact product line until August 2, 2007, when we sold the InFact search technology and associated intellectual property rights.

Market Opportunity; Our Direction

Several converging trends point to what we believe is significant long-term potential for the predictive analytics software market. First, we believe organizations currently collect far more data, in a variety of formats, than they actually analyze, and it appears that organizations are collecting an increasing amount of data. Second, we believe organizations are seeking to apply new and increasingly complex analytic techniques to their ever-increasing collection of data in order to gain significant improvements in both the quality and efficacy of products built, marketed, and sold and in the efficiency of business processes. Third, we believe that organizations are deploying analytic reporting to a broader array of analytics users throughout their organizations. Overall, we believe the confluence of these trends presents long-term potential for data analysis software companies such as Insightful.

Our product direction for the S-PLUS product family reflects these predictive analytics industry trends. We will continue to focus on building the position of S-PLUS as a leading language for statistical model prototyping and data visualization used extensively by statisticians building statistical models. Our goal is to continually enhance the S-PLUS product family and the customized software and implementation services offered by our professional services organization in order to:

•

provide a seamless, scalable environment where sophisticated business analytics can be developed on the desktop, deployed to other business users in production on servers handling many gigabytes of data, and deployed to hundreds and eventually even thousands of users; and

•	increasingly enable companies to use the S-PLUS product family for data analysis in mission-critical production environments.

In order to build on our strength and experience in predictive analytics and reporting, we believe it is important to deliver not only an enterprise-scale platform that can handle large amounts of data, but also enhance our ability to successfully deliver enterprise-scale predictive analytic deployments, through both packaged solutions and custom professional services engagements built on top of our core S-PLUS platform. We plan to develop and deliver solutions, which are combinations of software and services that solve specific business problems, spanning the entire data analysis pipeline within an organization: from data acquisition and transformation, to analytic modeling, to graphics and reporting delivered to business users across the organization. We will focus our efforts on delivering solutions primarily for the financial services and life sciences markets, which are the industries on which we have focused our largest efforts in data analysis and which currently account for the majority of our revenues. We are targeting the majority of our R&D investments on continuing to enhance a cross-vertical analytic platform and vertical solutions built on that platform. The vertical solutions will include industry-specific analytics, graphics, reports and workflow built on top of the S-PLUS enterprise platform. For example, in December 2007 we released Insightful Clinical Graphics, a software and services solution for defining and repurposing statistical graphics across all functional areas in drug discovery, development and marketing.

Products

Data Analysis Products

S-PLUS

S-PLUS is our flagship software product for predictive analytics. The software offers technical professionals a flexible, extensible and productive platform for statistical data analysis and visualization. S-PLUS is based on our object-oriented S programming language. At its core, S-PLUS offers a wide range of analytic methods that enable very rapid creation of predictive analytic models. In addition, S-PLUS allows its users to create customized analytical applications and solutions, built on top of predictive analytic models, that operate in the Windows®, Linux® and UNIX® environments. In May 2007, we released S-PLUS 8 Enterprise Developer, the latest major release of our software platform for statistical data analysis and predictive analytics. S-PLUS 8 Enterprise Developer provides statisticians and developers with enhanced programming efficiencies, versatility, comprehensive graphics production and advanced statistical methods, all of which increase programmers’ ability to anticipate and plan for change. S-PLUS 8 Enterprise Developer allows IT organizations to speed their deployment of advanced, integration-friendly analytical solutions and provides users with the visualization and reporting tools necessary to communicate results to technical and non-technical audiences, delivering the knowledge to act on critical decision points.

Insightful Miner

Insightful Miner™ is a scalable predictive analytic workbench with a drag-and-drop interface intended to make it easy to create self-documenting visual workmaps. While offering additional advanced analytic techniques for data mining beyond those available in S-PLUS, Insightful Miner is also an open and extensible tool that offers full integration with the S-PLUS programming language, thereby providing an environment that increases the efficiency of building solutions and applications based on predictive analytic models built with either, or both, S-PLUS and Insightful Miner analytics.

Modules for Vertical Markets

To complement S-PLUS and Insightful Miner, we offer add-on modules for the financial services and life sciences markets to allow users to perform specialized data analysis. For example, S+FinMetrics®, our software library for advanced financial data analysis, provides the financial services market with comprehensive software for modeling, analyzing and visualizing financial market data, offering a modern and flexible analytic environment for reliable and robust predictive econometric modeling. S+ArrayAnalyzer® is designed to enable life sciences companies to obtain statistically rigorous information from microarray technology, helping to shorten time-to-discovery for competitive advantage.

Server Products

Our S-PLUS Server products are designed to enable our customers to deploy predictive analytics throughout an organization, leveraging existing Web-based or client/server technologies using server computers running Windows, Linux and UNIX operating systems. Our server products are designed to be data source-independent and integrate with standard database and file formats. With our server products, statistical models and data visualization capabilities are built and stored in a central server for access by non-technical users, who can apply these analytical techniques using a Web browser interface or dedicated graphical user interfaces. Our server products are designed to enable end users to analyze and understand technical or business information without requiring expertise in statistics or statistical tools. In September 2007, we released our S-PLUS 8.0 Enterprise Server product, the latest major release of our increasingly enterprise-scalable predictive analytic platform. The S-PLUS 8.0 Enterprise Server utilizes a modern cross-platform service oriented architecture, or SOA, provides enhanced security and scalability, and combines, unifies and replaces capabilities (including analytic reporting deployment capabilities) of several previous products, including the S-PLUS Server, the Insightful Miner Server, and the Insightful Dynamic Reporting Suite.

Insightful Clinical Graphics

In December 2007, we released Insightful Clinical Graphics (iCG), a software and services solution for defining and repurposing statistical graphics across all functional areas in drug discovery, development and marketing. iCG simplifies the creation and re-use of statistical graphics and elimination of redundant work processes. From discovery and pre-clinical and clinical trials, through marketing and epidemiology, iCG enables scientific data to be presented as actionable information in clinical study reports, regulatory submissions, publications and presentations. iCG helps non-programming statisticians, clinicians and medical writers to apply customizable graph templates to study data, and to change a graph style, without compromising the data or the results displayed. iCG is designed to save pharmaceutical companies time and to assist in optimizing the deployment of their expensive statistical programming resources.

Maintenance and Support

We provide product updates and technical support services under maintenance agreements. An initial one-year maintenance and support agreement is bundled into the software license fees on most of our perpetual software license agreements. Maintenance and support is also included as part of our annual subscription-based licenses.

Technical support is available only to subscription customers and customers who purchase our annual maintenance service. Customers who purchase products from distributors may receive first-line technical support from their respective local distributors, with further support and escalation provided by our staff to the local distributors.

Services

Our consulting and training organization provides fee-based services, including designing and delivering custom software solutions and providing assistance in developing complex statistical models or predictive analytics techniques. We also provide deployment assistance, project management, integration with existing customer applications and related services to our customers. We also offer a series of fee-based training courses to our customers. Courses can be taken at Insightful’s offices, at the customer’s site, or at other prearranged sites for larger customer groups.

Professional Services-Delivered Solutions

In addition to packaged solutions like iCG, we provide industry-specific solutions with specialized analytics, graphics and reporting that provide our customers with the knowledge they need to drive faster, better decisions. For example, we provide financial institutions with solutions that provide the ability to access a multi-dimensional view of risk at an aggregated level. These solutions are designed to enable more effective capital allocation decisions, increase profit while mitigating risk, and improve the decision making process. Customers have told us that our work has helped improve their credit ratings. To life sciences customers, we offer solutions in statistical graphics, PK/PD analysis and reporting, clinical data review, clinical trial design and safety data analysis. For example, our clinical reporting solution enables interactive, web-based viewing of clinical data from early and late phase clinical trials, utilizing advanced S-PLUS statistical graphics and analytics for efficient communication of clinical information in the trial data. Our life sciences solutions are designed to integrate with existing data management and workflow systems in exploratory and validated environments, to speed the analysis and reporting processes and increase the likelihood of discerning safety and efficacy signals earlier in the drug development process, thus decreasing customers’ product development costs and time to market. Our industry-specific solutions, which are delivered through professional services engagements, are built on top of our core S-PLUS platform.

Operations

Marketing and Sales

We sell predictive analytics solutions to a variety of industries, including financial services, life sciences, telecommunications, manufacturing, government and research. Our products and services are used in a variety of functions, including research, engineering, production, marketing and finance. We focus primarily on two vertical markets: financial services and life sciences.

We acquire domestic customers for our predictive analytics products and services through a direct inside and outside sales organization. Leads are generated from direct mail, public relations, the Internet, seminars and tradeshows, and a third-party lead generation company. Our telesales and direct sales personnel then qualify and pursue these leads, working in coordination with our professional services organization.

Internationally, we have direct sales personnel in our France, Switzerland, United Kingdom and Hong Kong offices, selling primarily to customers in those locations. In other countries, we primarily sell through a network of resellers and distributors, who may work in conjunction with the direct sales force on global accounts.

Manufacturing and Distribution

We utilize third party vendors to replicate the compact disks, or CDs, on which we distribute our products and product updates, and associated user manuals. This helps us to manage peak volumes customary in the software industry and to avoid high fixed costs associated with daily fluctuations in orders and customer contacts.

We warehouse and process North America and Asia/Pacific-based inventories out of our Seattle office, and we warehouse and process European inventories out of our United Kingdom office.

Funded Research

Insightful has a research group that receives funding from U.S. federal agencies for work performed under government grants. Research projects are focused primarily on extending the frontiers of data analysis and statistics. Research projects are primarily performed under cost reimbursement arrangements, which typically provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates. In some cases, grant contracts are structured on a fixed-fee (payment) basis. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed or the fees become billable. Additionally, because the grants received are generally aligned with the company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets.

Product Development

Our product development organization is responsible for software development, product documentation and quality assurance. Our development team consists of specialists in software engineering, quality assurance, mathematics, statistics, computer science, engineering and documentation, user interface design, and Microsoft, UNIX, enterprise Java, and Internet technologies.

In 2007, we incurred research and development costs of $7.6 million, offset by $1.9 million of government-funded research grants. In 2006, we incurred research and development costs of $6.9 million, offset by $2.3 million of government-funded research grants.

Significant Customers

One customer, an international financial services company, accounted for 15% of our revenues during 2007 and 11% during 2006. We expect this customer to continue to be a significant customer in 2008.

Competition

The predictive analytics market is competitive, fragmented and mature. We face competition primarily from large enterprise software vendors offering commercial software and from our potential customers’ information technology departments, which may create custom-made applications instead of using Insightful software. These departments may seek to develop data analysis solutions utilizing R, a free open-source statistics software language that performs operations similar to the S language that forms the core of our S-PLUS product. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks, Inc., Minitab, Inc., IBM and NCR. In addition to competition from other statistical software companies, we also face competition from providers of software for specific statistical applications, such as applications for graphics and reporting. Many of our competitors have longer operating histories, greater name recognition, greater market share, larger customer bases and significantly greater financial, technical, marketing and other resources than we do.

We believe that the principal competitive factors in the predictive analytics market are the return on investment that the software is expected to produce, functionality, usability, performance, reliability, scalability, price, flexible licensing models, availability of local language versions and size of customer base. In each case, the importance of each of these factors varies depending on the customer and the anticipated use of our products and services.

Intellectual Property Rights and Licenses

Our software is proprietary and we attempt to protect it with copyrights, patents, trade secret laws and internal nondisclosure safeguards, as well as restrictions on copying, disclosure and transferability that are incorporated into our software license agreements. Generally, our products are not physically copy-protected. In order to retain exclusive ownership rights to all software we develop, we license all software and provide it in executable code, with contractual restrictions on copying, disclosure and transferability. As is customary in the industry, we generally license our products to end-users by use of a “click-through” license. For customized software and higher-priced license sales, we may execute a signed license agreement with the customer. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, we enter into nondisclosure and inventions agreements with our employees. However, judicial enforcement of these agreements may be uncertain. We hold three patents, and we have several patent applications pending with respect to our data analysis software. Even if we are granted patents by government authorities or obtain them through licensing, our patents may not provide significant protection, competitive advantage or commercial benefit.

Insightful, Insightful Corporation, the Insightful logo, S-PLUS, Insightful Miner, Trellis, Trellis Graphics, Graphlet, S-PLUS Graphlets, S+Connector, S+EnvironmentalStats, S+SpatialStats, S+FinMetrics, S+Wavelets,

S+Seqtrial, S+ArrayAnalyzer, S+Analytic Server, Intelligence from Data and The Knowledge to Act are trademarks or registered trademarks of Insightful Corporation in the United States and other countries. Product names and other trademarks or registered trademarks used in this report are the property of the respective third parties.

Risk Factors: Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price

In addition to the other information contained in this report, you should carefully read and consider the following risk factors. If any of these risks is actually realized, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

We have incurred losses in past periods and may not achieve or sustain consistent profitability, which could cause a decrease in our stock price.

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, for the first and second quarters of 2006, and for the first, second and fourth quarters of 2007. We achieved only small profits for the third and fourth quarters of 2006, and we achieved a profit for the third quarter of 2007 only because we recorded a $3.5 million gain on the sale of our InFact technology and related intellectual property. As of December 31, 2007, we had an accumulated deficit of $27.9 million. We may experience additional losses and negative cash flows in the near term, even if revenues from our products and services grow. Our revenues declined during 2007 and they may not stabilize or grow in the future. Regardless of our revenues, we may not achieve or sustain profitability in future periods because of our operating expenses.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are variable, typically ranging between one and twelve months (or even longer for large transactions) from our initial contact with a current or potential customer;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products is typically small; and

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

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project or a number of projects for a particular customer requires us to allocate a significant portion of our consulting time to the customer during a reporting period, the unplanned or untimely cessation of the project(s), or the failure of the customer to engage us for additional anticipated projects, would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one international financial services customer that accounted for 9% of total revenues during 2005, 11% during 2006 and 15% during 2007, and we expect this customer to continue to account for a substantial proportion of our revenues during 2008. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, or if they engage us for fewer consulting projects than we anticipate, we would suffer significant reductions in our expected level of revenue and profit margins, and we would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

Market acceptance of R, the open source alternative to our proprietary S-PLUS software, poses a threat to our future operating results.

Our business model has been based upon customers agreeing to pay a fee to license software that we develop and distribute. In recent years, the open-source, non-commercial software model has presented a growing challenge to the commercial software model. Under this non-commercial software model, open source software is produced by loosely associated groups of unpaid programmers and made available for license to end users without charge. Some open source software is distributed at nominal cost by companies that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems such as Windows. In the predictive analytics market, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. The information technology departments of some of our potential customers are developing data analysis solutions using R, and some companies like the ones described above are distributing R and offering complementary products and services for R. While we believe our products provide customers with significant advantages, the popularization of R continues to pose a significant challenge to our business model. To the extent that products utilizing the R language gain increasing market acceptance, sales of our S-PLUS products may decline, we may have to reduce the prices we charge for our products, and revenues and operating margins may consequently decline.

We rely primarily on a single product family, and if customers do not purchase the S-PLUS product family and continue to renew maintenance or license subscriptions, our revenues and operating results will be adversely affected.

Our S-PLUS product and add-on modules account for the substantial majority of our license revenues. Other products have not contributed consistently to our revenues. We expect license and maintenance revenues from the S-PLUS product family to continue to account for the substantial majority of our revenues in the near future. As a result, factors adversely affecting the pricing of or demand for the S-PLUS product family, such as competition or technological change, could dramatically affect our operating results. If we are unable to successfully deploy current versions of the S-PLUS product family and to develop, introduce and establish customer acceptance of new and enhanced versions of S-PLUS products, our revenues and operating results will be adversely affected. For example, if our recently released S-PLUS 8.0 Enterprise Developer, S-PLUS 8.0 Enterprise Server or Insightful Clinical Graphics products fail to meet customer expectations, our revenues would be lower than expected and our operating results would be harmed. In addition, if we are unable to maintain the expected level of renewals for maintenance or license subscriptions on our S-PLUS products or if we are unable to generate new license revenue bookings to make up for the maintenance customers that do not renew their maintenance contracts with us each quarter, then we may be unable to maintain or increase our future maintenance revenue streams generated by our products.

If we do not attract and retain key employees and management, our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key personnel, including but not limited to technical and sales personnel. Our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. Because our key employees are not obligated to continue their employment with us, they could leave at any time. Departures of, or failure to recruit and retain replacements of, key executives and other employees could harm our reputation and our ability to execute our business strategy and generate revenues. We have recently experienced the loss of key employees and management. For example, in the second half of 2007 we experienced significant turnover and disruption in our sales organization, including the loss of our vice president of Europe and our vice president of North American sales, and the loss of these employees harmed our ability to generate revenues in the third and fourth quarters of 2007 and, potentially, throughout 2008. In addition, failure to attract and retain research and development personnel when needed, or reductions in our existing personnel (such as the reduction in research and development and other personnel that we implemented in the fourth quarter of 2007), could harm our ability to develop and introduce new products and enhancements successfully or in a timely manner. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

In addition, our ability to attract and retain employees may be adversely affected by the market price of our common stock, which has fluctuated widely in the past and has trended generally downwards over the last two years. Consequently, potential employees may perceive our equity incentives, such as stock options, as less attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us.

Our reduction in force may harm our business.

During the fourth quarter of 2007, we implemented a plan to decrease our ongoing cost structure. Together with other voluntary and involuntary employee terminations throughout the company, this plan reduced our employee headcount from 152 employees at the beginning of the quarter to 119 employees at the end of the quarter, primarily in our research and development, professional services, and product marketing organizations. This reduction in work force may impact our ability to generate revenue. For example, if the anticipated negative effects of this reduction on our research and development programs are greater than or different than we anticipated, our ability to timely and successfully develop new products or product enhancements could be harmed. In addition, our reduction in force may yield unanticipated consequences, such as attrition beyond our planned reductions, and we may encounter difficulty in managing our business as a result.

If we are unable to introduce new products and services successfully and in a timely and cost-effective manner, our operating results will be harmed.

The business software market is characterized by rapid change due to changing customer needs, rapid technological developments and advances introduced by competitors. Changing business needs of current and potential customers create opportunities for new product and service offerings from us and our competitors. Existing products can become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies, including the rapid growth of the Internet and commercial acceptance of open source software such as R, could result in changes in the way software is sold or delivered. In addition, we may need to modify our products when third parties change software that we integrate into our products. As a result, the life cycles of our products are difficult to estimate.

To be successful, we must continue to enhance our current product line for both desktop and enterprise products and timely develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. Over the last several years we have been transitioning from focusing primarily on desktop products to developing and selling more complex product and service offerings oriented towards enterprises and particular industries. As a result, among other investments, we are currently focusing research and development efforts on developing industry-oriented solutions and enhancing the scalability and deployability of our current product offerings. These investments may strain our financial resources and diffuse management’s time and attention. We ultimately may be unable to successfully and efficiently enhance key features of our products and develop new industry-oriented solutions to the extent necessary to achieve market acceptance. To the extent any enhancements or solutions require us to license third party technology, we may be unable to do so on acceptable terms or to integrate such technology with our existing products. During the fourth quarter of 2007, we significantly reduced our headcount, primarily in our research and development organization, and the anticipated negative effects of this reduction on our research and development programs may be greater than or different than what we anticipated. If we are unable to develop new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our research and development investments and sales of our products could decline.

We may be unable to introduce new products or enhancements successfully or in a timely manner in the future. If we delay release of our desktop, server and vertical-oriented products, product enhancements and solutions, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our products if we, our competitors or our major hardware, systems or software vendors introduce or announce new products or product enhancements. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

If we are unable to compete successfully in the predictive analytics market, our business will fail.

Our S-PLUS product suite targets the predictive analytics market. This market is highly competitive, fragmented and mature. We face competition in the predictive analytics market primarily from large enterprise software vendors and from our potential customers’ information technology departments, which may seek to develop their own solutions. The dominant competitor in our industry is SAS. Other companies with which we compete include, but are not limited to, SPSS, Inc., StatSoft Inc., The Mathworks and Minitab, Inc. In addition to competition from other statistical software companies, we compete with providers of software for specific statistical applications, such as applications for graphics and reporting. We also face competition from R, the open source alternative to S-PLUS.

In addition, as we develop other new products, or attempt to expand our sales into new vertical and end-user markets, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter our markets. For example, we could also experience competition from companies in other sectors of the broader market for business intelligence software, such as providers of on-line analytical processing, business intelligence and analytical application software, as well as from companies in other sectors. If we are unable to maintain our current level of pricing or renewals for our products, future revenue streams generated by our software products may decrease.

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

An enterprise’s decision to purchase our software and services is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. Our sales cycles are variable, typically ranging between one and twelve months from our initial contact with a potential data analysis customer to the issuance of a purchase order or signing of a license or services agreement. The amount of time varies substantially from customer to customer, making our revenues difficult to predict in the short term. Occasionally sales require substantially more time, and sales cycles have shown to be substantially longer for larger and more complex (and therefore higher-priced) orders. On the other hand, if our sales personnel focus their efforts on selling not-yet-released products in anticipation of a long sales cycle for those products, our sales of already-released products may suffer. In addition, sales delays could cause our operating results for any given period to fall below the expectations of securities analysts or investors, which could result in a decrease in our stock price.

We will be required to expend significant effort and expense in relation to our size in maintaining SOX 404 compliance, which will divert resources and management attention and may put us at a disadvantage with respect to other companies.

We were required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. In order to furnish the required report on management’s assessment of the design and effectiveness of our internal controls, we have expended significant effort in documenting the design of our internal controls and testing the processes that support management’s evaluation and conclusion. We will continue to incur costs for SOX 404 compliance in 2008 and beyond, and these costs are significant in relation to our revenues. For example, this process has required us to engage outside contractors, which has resulted and will continue to result in additional accounting and information technology expenses. Additionally, as our business evolves, so too do our processes and the related controls. Consequently, as part of our continued and required assessment of our internal controls, certain deficiencies may be discovered that would require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

Continued compliance with SOX 404 may also require a significant amount of management and executive management effort and attention that could otherwise be focused on issues directly impacting our operations and business strategy that are unrelated to compliance. The requirements of SOX 404 and the effort and expense necessary to maintain compliance may put us at a disadvantage with respect to companies that are not subject to the provisions of SOX 404, such as private companies and public companies that are registered in other countries, and companies with greater resources and revenue bases for which compliance costs comprise a smaller proportion of their revenue.

We may have difficulty maintaining adequate internal controls, and our testing may not reveal all material weaknesses or significant deficiencies with our internal controls.

We have completed management’s initial assessment of internal controls over financial reporting required by SOX 404, and we believe that our internal controls are sufficient. However, our internal controls might not prove sufficient in the future, given our limited resources, or as we adjust our processes and related controls to accommodate changes in our business. In addition, we may encounter problems and delays in continuing our ongoing monitoring and evaluation, making improvements, or both. If we are unable to maintain compliance with the requirements of SOX 404, and do so in a timely manner, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Further, our testing may not reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. If a failure to maintain effective internal control over financial reporting results in material misstatements in our financial statements that require us to restate our financial statements, investors could lose confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of stock, result in stockholder litigation, or otherwise harm our reputation.

If we do not successfully overcome the risks inherent in international business activities, our business will suffer.

Currently nearly half of our revenues come from international business activities. Our international sales are subject to the risks inherent in international business activities, including:

•	costs of customizing products for foreign countries;

•	export and import restrictions, tariffs and other trade barriers;

•	the need to comply with multiple, conflicting and changing laws and regulations;

•	separate management information systems and control procedures;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic, cultural and political conditions.

Our foreign subsidiaries operate primarily in local currencies, and their operating results are translated into U.S. dollars. Because the U.S. dollar is currently weak compared to the local currencies in which our foreign subsidiaries operate, our reported revenues will be negatively affected in the future if the U.S. dollar strengthens compared to these currencies. We do not currently engage in foreign currency contracts designed to hedge foreign currency risk. Future currency exchange rate fluctuations may have an adverse effect on our results of operations in future periods. Our operating results could be materially affected if we enter into license or service agreements with extended payment terms or extended implementation timeframes where the agreements are denominated in currencies other than that of the functional currency of the Insightful subsidiary engaged in such agreements or a currency other than that of the reporting currency of the parent company, if the values of the currencies fall in relation to each other over the payment period of the applicable agreement.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Our success depends in part on our ability to protect our proprietary rights, including our patents and our rights in the S-PLUS programming language. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Historically, our products have not been physically copy-protected. In order to retain exclusive ownership rights to all software developed by us, we license that software and provide it in executable code only, with contractual restrictions on modifications, copying, disclosure and transferability. The source code for most of our products is protected as a trade secret and as unpublished copyrighted work. As is customary in the industry, we generally license our products to end-users by use of a “click-through” license. For custom software and higher-priced license sales, we may execute a signed license agreement with the customer. Other parties may breach confidentiality agreements and other protective contracts into which we have entered, and we may not become aware of, or have adequate remedies in the event of, a breach. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could be costly, divert management attention, subject us to significant liability for damages and result in invalidation of our proprietary rights.

In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the industry will be increasingly subject to infringement claims as the number of products, services and competitors increases and the functionality of products and services overlap. Infringement litigation could also force us to:

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

If we are unable to maintain and expand our direct sales organization and develop and maintain successful long-term relationships with channel partners, our ability to maintain our business could be limited.

We believe our future ability to generate revenues will depend in large part on recruiting, training and retaining direct sales personnel. Competition for such personnel in the software industry is intense. Our ability to generate revenues will also depend on expanding our indirect distribution channels, which are important to international sales and marketing of our products. These indirect channels include distributors, VARs, original equipment manufacturer, or OEM, partners, system integrators and consultants, many of whom have similar, and often more established, relationships with our competitors. These existing and potential channel partners may in the future market software products that compete with our solution or reduce or discontinue their relationships with us or their support of our products. If we experience difficulty in recruiting and retaining qualified direct sales personnel and in establishing and maintaining third-party relationships with VARs, distributors, OEM partners, systems integrators and consultants, our sales could be reduced or our longer-term sales growth limited.

Even if we successfully expand our sales force and other distribution channels in the future, the expansion may not result in revenue growth.

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

Economic conditions could adversely affect our revenues.

We focus primarily on the financial services and life sciences markets and are thus sensitive to changes in the specific economic conditions that affect those markets. A substantial change in the economic condition of either or both of these markets will affect our ability to sell our products and services.

In addition, our revenues and potential for profitability depend on the overall demand for statistics and data analysis software and services. Because our sales are primarily to corporate customers, our business also depends on general economic and business conditions. Changes in demand for computer software caused by a weakened economy, whether domestic, international or both, may affect our sales and may result in decreased revenues. As a result of inconsistent and weakened economic conditions, we may also experience difficulties in collecting outstanding receivables from our customers.

We face potential liability with respect to sales taxes.

We sell to customers in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has established a sufficient presence (also known as nexus) in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. We have registered for sales tax purposes in a number of states and local jurisdictions, and we remit state and local taxes as may be required with respect to our business operations in those jurisdictions. Additional jurisdictions besides the ones with which we have registered may attempt to claim that we had a sufficient presence in certain time periods such that we should have registered and then levied, collected, and remitted required sales taxes on applicable sales transactions over those periods. Should we be unsuccessful in defending our current positions with respect to nexus-generating activities, we would be obligated to pay the related sales taxes, and in many states this would also include paying interest and penalties.

Our business is sensitive to the risks associated with government funding.

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $1.9 million in 2007, $2.3 million in 2006 and $2.2 million in 2005 in offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs, without a concomitant reduction in personnel and other costs, would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for those research contracts and we will have to incur certain research and development expenses without the benefit of offsets. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

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

We may be required to raise additional funding if we continue to suffer operating losses, and this funding may be unavailable on acceptable terms, if at all.

Our future revenues may be insufficient to support the expenses of our operations and any future expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts, forego the future expansion of our business or cease operations. If we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all. Any additional financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute our stockholders’ ownership interest in us.

Our credit lines contain covenants that require us to keep our operating losses below a certain level. As a result, we may be unable to access these credit lines if our operating losses increase in future periods.

Our stock price may be volatile.

The price of our common stock has been volatile. In 2007, the price reached a high of $3.18 and a low of $1.02. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them.

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

If we are unable to comply with the minimum requirements for quotation on the NASDAQ Capital Market, we could be delisted from the NASDAQ Capital Market. If that occurred, the liquidity and market price of our common stock would decline.

Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of

$1.00 for our common stock. If we were delisted from the NASDAQ Capital Market, trading, if any, in our shares could continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” If our stock were to trade on an over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed and security analysts’ coverage of us could be reduced. Also, a delisting could have a material adverse effect on the price for our shares and our ability to issue additional securities or to secure additional financing. In addition, delisting from the NASDAQ Capital Market may subject our common stock to “penny stock” rules under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in securities deemed penny stocks under the rules of the Exchange Act. Such requirements could severely limit the liquidity of our securities.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters offices are located in 27,370 square feet of leased office space in Seattle, Washington under a lease that expires in September 2010, with an option to renew for an additional three-year period. We also lease office space in New York and North Carolina. We have two offices in Switzerland, one in the United Kingdom, one in France and one in Hong Kong. We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ Capital Market (formerly known as the SmallCap Market) under the symbol IFUL. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$3.22	$2.42
Second Quarter	$3.68	$2.65
Third Quarter	$3.19	$2.25
Fourth Quarter	$2.67	$2.09
Fiscal Year Ended December 31, 2007:
First Quarter	$3.18	$2.28
Second Quarter	$2.69	$2.25
Third Quarter	$2.45	$1.86
Fourth Quarter	$2.25	$1.02

Holders

As of March 26, 2008, there were 252 stockholders of record of common stock. This does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our ongoing business operations. In addition, the terms of our credit facilities with Silicon Valley Bank prohibit us from paying dividends.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements including in Part II, Item 7 of this report and the information described in the sections entitled “Competition,” “Intellectual Property Rights and Licenses” and “Risk Factors: Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in Part I, Item 1 of this report.

Business Overview

We provide companies worldwide with predictive analytics products and services designed to drive better decisions faster by revealing patterns, trends and relationships in historical data in order to identify risks and opportunities. Our solutions include our S-PLUS® product family for predictive analytics, as well as customized software and consulting services and training for the design, development and deployment of customized analytical solutions. We sell predictive analytics solutions to a variety of industries, including financial services, life sciences, telecommunications, manufacturing, government and research. Our products and services are used in a variety of functions, including research, engineering, production, marketing and finance. We focus primarily on two vertical markets: financial services and life sciences.

Critical Accounting Policies and Estimates

We have based our discussion and analysis on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the twelve months ended December 31, 2006 and 2007 reflect the impact of SFAS 123R.

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

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended December 31,
	2007	2006
Risk-free interest rate	4.48%	4.81%
Expected dividend yield	None	None
Expected life	3.67 years	3.70 years
Expected volatility	63.1%	66.8%

Income Taxes

We follow the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48 . FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes income taxes from the scope of FASB Statement No. 5, Accounting for Contingencies.

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

We have adopted a policy of classifying interest and penalties associated with income tax matters as general and administrative expense (rather than to income tax expense) when incurred. Historically, we have not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the year ended December 31, 2007.

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses because sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Our tax returns for U.S. tax years 2004, 2005, 2006 and 2007 are subject to potential examination by the Internal Revenue Service. In addition, our tax returns for U.S. tax years 1993 to 2000 and tax year 2002 may be subject to examination by the Internal Revenue Service to the extent that we utilize the net operating loss carryforward from those years in our current or future year tax returns. In the United Kingdom and France, our tax returns for tax years 2006 and 2007 are subject to potential examination, while in Switzerland our returns for tax years from 1998 through 2007 are subject to potential examination. We are not currently under income tax examination by any tax jurisdiction.

Sales Taxes

During the ordinary course of business, there are many transactions for which the ultimate sales tax determination is uncertain. If necessary, we establish accruals for sales tax-related uncertainties based on estimates of whether, and to the extent which, additional sales taxes, interest, and penalties will be due. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a sales tax audit, a change in the determination of whether we have a sufficient presence in a particular state such that we are required to register and collect and pay sales taxes in that jurisdiction, or the expiration of a relevant statute of limitations.

We sell to customers in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register and collect and pay taxes in that jurisdiction. We are registered in multiple states and local jurisdictions and we remit required state and local taxes on related business operations in those states.

In addition to our judgments and use of estimates, there are inherent uncertainties surrounding taxes that could result in actual amounts that differ materially from our estimates. Accordingly, our actual sales tax obligation may exceed the estimate established at any point in time. Any changes in circumstances related to these contingencies could have a material effect on our financial condition, results of operations and cash flows.

Sales Returns

We provide an estimated reserve for return rights at the time of sale. We offer our customers a 30-day return policy on all of our products. Generally, refunds are provided to customers upon return to us of the complete product package, including all original materials and the CD-ROM or other media. Our provision for sales returns is estimated based on historical returns experience and our judgment of the likelihood of future returns.

Bad Debts

A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the aging of the amounts and reviewing the current creditworthiness of our customers. Customer creditworthiness is subject to many business and finance risks facing each customer and is subject to sudden changes.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill arising from acquired businesses for potential impairment on an annual basis, using an October 1 measurement date. This evaluation requires significant judgment and estimation. In addition, throughout the year we consider whether there are impairment indicators that would require an immediate evaluation of impairment. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses, and various other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired. Impairment losses, if any, will be charged to earnings in the period in which they are identified.

Contingencies

We are periodically engaged in various claims, legal proceedings or other circumstances arising in the ordinary course of business for which the outcome is not currently known. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies are made after analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year ended December 31,
	2007	2006
Revenues:
Software licenses	33.5%	44.1%
Software maintenance	37.0	31.1
Professional services and other	29.5	24.8

Total revenues	100.0	100.0
Cost of revenues:
Software related	5.0	6.9
Professional services and other	23.8	16.7

Total cost of revenues	28.8	23.6
Gross profit	71.2	76.5
Operating expenses:
Sales and marketing	48.2	39.9
Research and development	34.2	28.9
Less—Funded research	(8.3)	(9.5)

Research and development, net	25.9	19.4
General and administrative	22.1	18.8

Total operating expenses	96.2	78.1
Gain on sale of intangible assets	15.7	—

Loss from operations	(9.3)	(1.6)
Other income and interest expense, net	2.0	2.3

Income (loss) before income taxes	(7.3)	0.7
Income tax expense	(0.2)	(0.1)

Net income (loss)	(7.5)%	0.6%

Revenues by Type

We have three sources of revenue: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Year ended December 31,		Percent Increase (decrease)
	2007	2006
Revenues by type (in thousands):
Software licenses	$7,478	$10,579	(29.3)%
Software maintenance	8,265	7,466	10.7%
Professional services and other	6,576	5,970	10.1%

Total	$22,319	$24,015	(7.1)%

Revenues by type (as % of total revenues):
Software licenses	33.5%	44.1%
Software maintenance	37.0%	31.1%
Professional services and other	29.5%	24.8%

Total	100.0%	100.0%

Total Revenues

Total revenues during 2007 were $22.3 million, representing a 7.1% ($1.7 million) decrease over total revenues of $24.0 million during 2006. The decrease reflects a 5% ($1.2 million) decrease in our data analysis revenues and a 53% ($0.5 million) decrease in our text analysis (InFact) revenues. The decrease in our data analysis revenues resulted primarily from a 27% ($2.6 million) decrease in our data analysis license revenues, offset by an 11% ($0.8 million) increase in our data analysis maintenance revenues and an 11% ($0.6 million) increase in our data analysis professional services and other revenues. The decrease in our text analysis revenues resulted from the redirection of resources away from our text analysis business and the subsequent sale of our InFact-related technology and associated intellectual property on August 2, 2007, as described below.

At the beginning of 2007, we decreased our sales and marketing efforts for our text analysis (InFact) product line and, because Text Analysis no longer met the definition of a reportable segment, ceased treating Text Analysis as a separate segment. On August 2, 2007, after exploring multiple strategic alternatives for InFact, we sold our InFact search technology and associated intellectual property rights to Hypertext Solutions Inc. (now known as EVRI) for $3.7 million in cash. We recorded a gain of $3.5 million, which represented the difference between the proceeds from the sale of the net intangible assets and the net transaction costs of $0.2 million. We retained a limited support license to the InFact technology as part of the transaction so that we can continue to support our existing InFact customers (who may expand their licenses only in limited ways and in limited circumstances) for up to three years, but we will not be licensing the InFact product to new customers. Also as part of the agreement with Hypertext, Hypertext employed certain Insightful employees who were members of our former InFact team. We anticipate that the sale of the InFact-related technology and our continued support of existing InFact customers will neither result in a significant decrease in revenues nor generate significant revenues in the future.

We believe the decreases in our data analysis license revenues during 2007 as compared to 2006, and particularly during the fourth quarter of 2007, resulted from several factors:

•

Our business to the financial services market declined significantly, especially in the United States. In this market, we saw substantially less end-of-the-year spending than in the past, an increase in the number of financial services organizations considering R (the free, open-source version of the S language) as an alternative to S-PLUS, and a decline in our transactions business of desktop licenses for

S-PLUS for individual use. We believe we were affected by the sub-prime mortgage crisis in the financial services market, especially in the United States. We continued to do strong business with our large European financial services customer during 2007, but we did not generate the revenue from new financial services customers that we had anticipated.

•

We did not close any seven- or high six-figure deals during the fourth quarter of 2007, whereas we closed three such deals in the fourth quarter of 2006. The sales cycles for transactions that involve large scale deployments have been taking 6 to 12 months, and shifting our focus to larger, more complex enterprise sales is lengthening our sales cycles even further. Moreover, our professional services revenues during 2007 did not match 2006’s professional services revenues from delivering custom solutions to customers in the life sciences market, which comprised a significant portion of our total revenues in 2006. We believe that professional services engagements for custom projects decreased as sales representatives and customers anticipated the release of Insightful Clinical Graphics and other packaged solutions.

•

Our business of selling desktop S-PLUS software for use by individual statisticians declined, impacted by the economy and increased competition from R. We believe that R has made, and will continue to make, inroads in many organizations, especially at the desktop level.

•

We experienced significant turnover in our sales force in the third and fourth quarters of 2007, continuing into the first quarter of 2008. Two sales vice presidents, one for North America and one for Europe, resigned in the fourth quarter of 2007 and were replaced by one worldwide vice president of field operations in the first quarter of 2008. Because of our small size and the relatively small number of quota carrying sales representatives we have, excessive turnover results in a high ratio of sales representatives who are not yet fully productive. This transition and turnover at the sales representative level over the past several months harmed, and continues to harm, our ability to generate sales.

Total Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term license agreements.

Total software license revenues decreased by 29.3% ($3.1 million) during 2007, as compared to 2006. This decrease was driven by a 38% ($2.6 million) decrease in Domestic license revenues, and a 13% ($0.5 million) decrease in International license revenues. These decreases were a result of the factors described in Total Revenues above.

Total Maintenance Revenues

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

Software maintenance revenues increased by 10.7% ($0.8 million) during 2007, as compared to 2006. This increase was driven by a 7% ($0.4 million) increase in Domestic maintenance revenues and a 17% ($0.4 million) increase in International maintenance revenues. Maintenance revenue levels benefited both domestically and internationally from larger license deals in 2005 and 2006, increases in our maintenance pricing over the last several years, and successful efforts to bring back customers who had previously allowed their maintenance to lapse. In order to maintain our maintenance revenues, we must sell sufficient new software licenses, or increase our renewal rates, or both.

Total Professional Services and Other Revenues

Professional services and other revenues are generated from performing consulting and training activities.

Professional services and other revenues increased by 10.1% ($0.6 million) during 2007, as compared to 2006. The increase reflects a decrease of 17% ($0.4 million) in our Domestic segment, offset by an increase of 28% ($1.0 million) in our International segment. The decrease in our Domestic professional services and other revenues were a result of the factors described in Total Revenues above. The increase in our International segment resulted primarily from an increase in the amount of consulting work performed for our largest customer, an international financial services firm.

Professional services revenues from this international financial services customer were $3.3 million during 2007, compared to $2.5 million during 2006. This customer accounted for 50% of our total professional services revenues during 2007, compared to 42% for 2006. We expect this customer to continue to account for a substantial proportion of our professional services and other revenues for 2008.

Revenues by Segment (Geography)

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada, and our International segment includes all other countries. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Year ended December 31,		Percent Increase (Decrease)
	2007	2006
Revenues (in thousands):
Domestic	$11,452	$14,085	(19)%
International	10,867	9,930	9%

Total	$22,319	$24,015	(7)%

Revenues (as % of total revenues):
Domestic	51%	59%
International	49%	41%

Total	100%	100%

Domestic Revenues

Domestic revenues decreased by 19% ($2.6 million) during 2007, as compared to 2006. The decrease reflects a 38% ($2.6 million) decrease in Domestic software license revenues and a 17% ($0.4 million) decrease in Domestic professional services revenues, offset by a 7% ($0.4 million) increase in Domestic maintenance revenues. The decreases in our Domestic software license and professional services revenues were a result of the factors described in Total Revenues above. The increase in our Domestic maintenance revenues were a result of the factors described in Total Maintenance Revenues above.

International Revenues

International revenues increased by 9% ($1.0 million) during 2007, as compared to 2006. The increase reflects an increase of 28% ($1.0 million) in International professional services revenues and a 17% ($0.5 million) increase in International maintenance revenues, offset by a decrease of 13% (0.5 million) in International software license revenues.

The increase in our International professional services revenues resulted primarily from consulting work performed for the international financial services customer described in Total Professional Services and Other Revenues above. This customer accounted for 15% ($3.4 million) of our total revenues during 2007 and 11% ($2.8 million) during 2006. We expect this customer to continue to account for a substantial portion of our revenues in 2008.

The increase in our International maintenance revenues were a result of the factors described in Total Maintenance Revenues above.

The decrease in our International software license revenues were a result of the factors described in Total Revenues above.

Cost of Revenues

	Year ended December 31,		Percent Increase (Decrease)
	2007	2006
Cost of revenues (in thousands):
Software-related	$1,117	$1,648	(32)%
Professional services and other	5,312	4,001	33%

Total	$6,429	$5,649	14%

Cost of software-related revenues as a percentage of software related revenues	7%	9%
Cost of professional services and other revenues as a percentage of professional services and other revenues	81%	67%
Total cost of revenues as a percentage of total revenues	29%	24%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, and maintenance and technical support costs, and amortization of the costs of the software code underlying the S programming language purchased from Lucent Technologies Inc. in January 2004.

The cost of software-related revenues decreased in absolute dollars by 32% ($0.5 million), as compared to 2006. The decrease was due to a decrease in amortization expense related to full and final amortization of the purchase price for the S programming language as of January 31, 2007: only one month of amortization was recorded in 2007, as compared to nine months of amortization in 2006.

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

During 2007, as compared to 2006, the cost of professional services and other revenues increased in absolute dollars by 33% ($1.3 million) and increased as a percentage of professional services revenues by 14 percentage points. These increases reflect increases in direct and indirect headcount-related costs. These increased headcount costs were incurred predominantly in our International consulting operations during the second half of 2006 and the first half of 2007. In part, the increased headcount was in anticipation of greater growth in our European consulting revenues (particularly with the large international financial services customer described previously) than we actually achieved. Because it became apparent that our consulting revenues were not going to grow as much as we expected, we reduced the headcount in our European consulting organization during the third quarter of 2007 and reduced the headcount in our Domestic consulting organization during the fourth quarter of 2007. As a result, we expect our direct and indirect headcount costs to decrease in 2008, as compared to 2007.

Cost of professional services and other revenues are predominantly made up of headcount-related costs, which are relatively fixed in the short term. Consequently, these costs as a percent of revenues, and gross margins, can fluctuate from quarter-to-quarter and year-to-year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels.

Operating Expenses

Throughout 2006 and continuing through the first half of 2007, we continued hiring personnel in all areas of our business, as well as domestically and internationally. This hiring was predicated on the belief that, as we invested in our business, we would generate enough revenues to maintain an appropriate level of operating income or loss. The expected revenue levels did not materialize and our loss levels became too great.

Consequently, during the fourth quarter of 2007, we enacted a plan to decrease our ongoing cost structure. The plan included an immediate workforce reduction, with the largest reductions in research and development. Headcount reductions as part of this initiative, together with other voluntary and involuntary employee terminations throughout the company, resulted in a decrease in total worldwide employee count from 152 employees at September 30, 2007 to 119 employees at December 31, 2007. The decrease in operating expenses resulting from these headcount reductions was offset by approximately $250,000 in severance costs associated with the reductions. In addition to lower personnel-related costs going forward, we expect the reduced headcount to enable us to consolidate leased space and decrease our ongoing rent expense. However, we may be unable to realize these savings to the extent expected, or at all, if we cannot sublease or otherwise dispose of our excess space on favorable terms.

Sales and Marketing Expenses

	Year ended December 31,		Percent Increase
	2007	2006
Sales and marketing expenses (in thousands)	$10,760	$9,580	12%
Sales and marketing expenses (as percentage of revenues)	48%	40%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

During 2007, as compared to 2006, sales and marketing expenses increased in absolute dollars by 12% ($1.2 million) and increased as a percentage of total revenues by eight percentage points. These increases were primarily due to an increase in base salary costs resulting from the hiring of additional sales and marketing personnel, as described above, and the related recruiting fees, as well as increases in compensation for existing sales and marketing personnel, offset by a decrease in commission costs resulting from lower sales and lower employee travel based costs between the corresponding periods in 2006 and 2007.

Research and Development Expenses, Net

	Year ended December 31,		Percent Increase (Decrease)
	2007	2006
Research and development (in thousands):
Research and development	$7,631	$6,932	10%
Less – Funded research	(1,859)	(2,288)	(19)%

Research and development, net	$5,772	$4,644	24%

Research and development (as percentage of revenues):
Research and development	34%	29%
Less – Funded research	(8)%	(10)%

Research and development, net	26%	19%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

Our research and development is split into two teams: Research and Development. The Research team is generally focused on performing work relating to government research grants and contracts, which in the longer term may result in intellectual property that could have commercial application and be deployed into future commercial software products. The Development team is generally focused on developing software that is intended to be deployed in the near future. Funded research amounts result from fees generated from research work performed under government grants and contracts, which fees are netted against total research and development costs.

Gross research and development expenses.

During 2007, as compared to 2006, gross research and development expenses increased in absolute dollars by 10% ($0.7 million) and increased as a percentage of total revenues by five percentage points. These increases were due primarily to an increase in direct and indirect headcount-related costs resulting from the hiring of additional development personnel, as described above, and severance costs associated with our headcount reduction in research and development in the fourth quarter of 2007, offset by the reduction in research personnel resulting from the sale of InFact.

Funded research.

Funded research is recorded as an offset to research and development expense in our income statement. During 2007, as compared to 2006, funded research decreased in absolute dollars by 19% ($0.4 million) and decreased as a percentage of total revenues by two percentage points. These decreases in funded research reflect a decrease of 76% ($0.9 million) in text analysis (InFact)-related funded research, offset by an increase of 41% ($0.5 million) in data analysis-related funded research. The decrease in our funded research for text analysis resulted from the following factors:

•	Effective January 1, 2007, we redirected our efforts and resources away from text analysis research and into data analysis research.

•

On August 2, 2007, we sold our InFact technology and associated intellectual property rights. We have finished the work to be performed by Insightful on our one remaining grant involving InFact-related technology and we do not expect to perform additional funded research related to text analysis in the future. We do not expect this to have a material impact on our net research and development costs.

Research and development, net.

During 2007, as compared to 2006, total net research and development costs increased in absolute dollars by 24% ($1.1 million) and increased as a percentage of total revenues by seven percentage points. These increases resulted primarily from increased headcount in our development organization, as described above.

Because of our headcount reduction at the end of 2007, we expect net research and development costs to decrease in 2008 compared to 2007.

General and Administrative Expenses

	Year ended December 31,		Percent Increase
	2007	2006
General and administrative expenses (in thousands)	$4,938	$4,505	10%
General and administrative expenses (as percentage of revenues)	22%	19%

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

During 2007, as compared to 2006, general and administrative expenses increased in absolute dollars by 10% ($0.4 million) and increased as a percentage of total revenues by three percentage points. These increases were due to an increase in legal headcount-related costs (due largely to the vacancy in the general counsel position for a portion of 2006 and the higher compensation paid to our new general counsel), an increase in European headcount-related costs, and an increase in consulting costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”).

Other Income, Net

Other income, net, consists of the following (in thousands):

	Twelve Months Ended December 31,		Percent Increase (Decrease)
	2007	2006
Interest income	$543	$486	12%
Foreign exchange transaction gain (loss)	(86)	62	(239)%

Total other income, net	$457	$548	17.0%

Interest income. The increase in interest income during 2007, as compared to 2006, is a result of both increased invested cash balances and the investment of a greater portion of our cash reserves into higher-yielding instruments.

Foreign exchange transaction gains (losses). Foreign exchange transaction gains and losses result from changes in exchange rates on transactions denominated and/or settled in currencies other than that of an entity’s functional currency. This includes the effect that foreign exchange rate fluctuations have on intercompany amounts due from one of our international subsidiaries to our U.S. parent company, or to our other international subsidiaries, that are expected to be settled within the foreseeable future. Foreign currency gains or losses resulting from intercompany amounts due from one of our international subsidiaries to the U.S. parent company, or to our other international subsidiaries, that are not expected to be settled within the foreseeable future are included in stockholders’ equity in “Other Comprehensive Income (Loss)” during the period in which the exchange rates fluctuate.

We incurred a foreign exchange transaction loss of $86,000 during 2007, as compared to a gain of $62,000 during 2006. This change was due to changes in foreign currency exchange rates and changes in the relative strength of the U.S. dollar and the effect these changes have on the carrying amounts of U.S. dollar-denominated intercompany operating loans due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future, the U.S. dollar-denominated cash equivalents held by an international subsidiary, and the relative balance between the U.S. dollar-denominated intercompany loans and cash equivalents.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Taxes

Our effective tax rates differ from the statutory rate primarily due to state income taxes, foreign income taxes, and changes in our valuation allowance estimates. The effective tax rates were an expense of 2.1% in 2007 and an expense of 15.5% in 2006. We recorded income tax expenses of $34,000 in 2007 and $29,000 in 2006.

As of December 31, 2007, we had federal net operating loss carryforwards in the amount of $18.1 million, which expire in the years 2009 to 2027, and state net operating loss carryforwards in the amount of $0.9 million, which expire in the years 2009 to 2027. In addition, we had tax credit carryforwards as of December 31, 2007 in the amount of $2.6 million, which expire in the years 2010 to 2027. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

As of December 31, 2007, we had foreign net operating loss carryforwards in the amount of $3.3 million, which have no expiration date, and $0.6 million, which expire in the years 2010 to 2011.

Deferred tax assets, which have arisen primarily as a result of these net operating losses and other tax credits, also reflect the effect of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.

Due to the uncertainty of our ability to utilize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. In the future, we will continue to evaluate the need for, and the amount of, any valuation allowance on deferred tax assets based on whether the facts and circumstances at the time indicate it is more likely than not that a portion or all of the deferred tax assets will ultimately be realized. The net increase or (decrease) in the valuation allowance was $0.4 million during 2007 and $(0.2 million) during 2006.

Liquidity and Capital Resources

Cash, cash equivalents, and short- and long-term investments increased from $10.2 million at December 31, 2006 to $11.0 million at December 31, 2007. Our working capital decreased from $5.4 million at December 31, 2006 to $5.2 million at December 31, 2007, which was primarily due to our net loss less our non-cash expenses of amortization, depreciation and stock option expense.

Cash Flows

We used $2.5 million in cash from operating activities during 2007, compared to generating $2.0 million from operating activities during 2006. The decrease in operating cash inflows is primarily due to our net loss (excluding the gain of $3.5 million on the sale of the InFact intangible assets) during 2007.

The difference between our net income or loss and our operating cash flows is attributable to non-cash expenses included in net income or loss, and changes in operating assets and liabilities, as presented below (in thousands):

	Year ended December 31,
	2007	2006
Net income or (loss)	$(1,671)	$156
Add: non-cash expenses	(1,851)	1,918
Deduct: changes in operating assets and liabilities	975	(99)

Net cash provided by (used in) operating activities	$(2,547)	$1,975

Non-cash expenses consist of the amortization of intangible assets, including purchased technology, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in net cash inflows of $1.5 million during 2007 compared to a cash outflow of $4.3 million during 2006. This increase in cash provided by investing activities was due primarily to the proceeds received on the sale of our InFact-related technology and associated intellectual property rights on August 2, 2007.

Financing activities resulted in net cash inflows of $0.3 million during 2007, compared to $0.5 million during 2006. The slight decrease in cash flows generated from financing activities relates to a decrease in the proceeds received from the exercise of employee stock options and purchases made under our employee stock purchase plan during 2007, as compared to 2006.

Sources of Liquidity

In May 2007, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. The prime rate at December 31, 2007 was 7.25%. No amounts under this line of credit facility or our previous line of credit facility with Silicon Valley Bank were outstanding at December 31, 2007.

In May 2007, we entered into a new equipment loan facility with Silicon Valley Bank, secured by the underlying assets. This facility allowed for a maximum of $750,000 to be borrowed through December 31, 2007, allowing us to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. No amounts have been borrowed against this loan facility, and hence, no amounts were outstanding under this equipment loan facility or any previous equipment loan facility with Silicon Valley Bank at December 31, 2007.

These credit facilities contain covenants that limit our net losses and require certain minimum liquidity. In addition, the terms of these facilities prohibit us from paying dividends. As of December 31, 2007, we were in compliance with all covenants and terms of these credit facilities.

At December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents, and short and long-term investments totaling $11.0 million in the aggregate, as well as available credit. Our principal liquidity needs are financing of accounts receivable, capital assets, strategic investments, and product development, as well as flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available credit will be sufficient to meet our financial obligations for the foreseeable future. However, if for whatever reason we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of December 31, 2007, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington and other domestic and international locations, as well as equipment leases and financing, are as follows (in thousands):

	2008	2009	2010	2011	2012	Total
Operating lease obligations	$1,065	$994	$636	$4	$—	$2,699

Rent expense under our operating leases was $1.0 million for 2007 and $0.7 million for 2006. We expect the reduced headcount resulting from our December 2007 initiative to reduce operating expenses to enable us to consolidate leased space and decrease our ongoing rent expense for 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (described below). We are currently evaluating whether and how to adopt SFAS 159 and the effect that the available election alternatives may have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that SFAS 157 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Our adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Our adoption of SFAS 156 did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, or SFAS 155. SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years beginning after September 15, 2006. Our adoption of SFAS 155 did not have a material impact on our financial position or results of operations.

ITEM 7.	FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Insightful Corporation

We have audited the accompanying consolidated balance sheets of Insightful Corporation (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insightful Corporation as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Company’s consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to the new Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ MOSS ADAMS LLP

March 28, 2008

Seattle, Washington

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,663	$7,320
Trade accounts receivable, net of allowance for returns and doubtful accounts of $159 and $223 at December 31, 2007 and 2006, respectively	4,181	6,201
Short-term investments – available for sale	1,899	499
Other receivables	303	588
Prepaid expenses and other current assets	558	535

Total current assets	13,604	15,143
Long-term investments	2,405	2,361
Property and equipment, net	2,457	2,757
Purchased technology, net	—	49
Goodwill	800	800
Other assets	109	86

Total assets	$19,375	$21,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	630	745
Accrued payroll-related liabilities	1,508	2,184
Accrued expenses and other current liabilities	392	609
Deferred revenue	5,861	6,197

Total current liabilities	8,391	9,735
Deferred revenue–long term	152	51
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value–
Authorized–1,000,000 shares
Issued and outstanding–none	—	—
Common stock, $0.01 par value–
Authorized–30,000,000 shares
Issued and outstanding–12,979,925 and 12,813,842, shares at December 31, 2007 and December 31, 2006, respectively	130	128
Additional paid-in capital	38,873	37,843
Accumulated deficit	(27,916)	(26,245)
Other accumulated comprehensive loss-cumulative translation adjustment	(255)	(316)

Total stockholders’ equity	10,832	11,410

Total liabilities and stockholders’ equity	$19,375	$21,196

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended Dec. 31
	2007	2006
Revenues:
Software licenses	$7,478	$10,579
Software maintenance	8,265	7,466
Professional services and other	6,576	5,970

Total revenues	22,319	24,015

Cost of revenues:
Software related	1,117	1,648
Professional services and other	5,312	4,001

Total cost of revenues (including stock-based compensation expense of $22 and $31 during 2007 and 2006, respectively)	6,429	5,649

Gross profit	15,890	18,366

Operating expenses:
Sales and marketing (including stock-based compensation expense of $152 and $114 during 2007 and 2006, respectively)	10,760	9,580
Research and development (including stock-based compensation expense of $73 and $111 during 2007 and 2006, respectively)	7,631	6,932
Less–Funded research	(1,859)	(2,288)

Research and development, net	5,772	4,644
General and administrative (including stock-based compensation expense of $482 and $437 during 2007 and 2006, respectively)	4,938	4,505

Total operating expenses	21,470	18,729
Gain on sale of intangible assets	3,486	—

Loss from operations	(2,094)	(363)
Other income, net	457	548

Income (loss) before income taxes	(1,637)	185
Income tax expense	(34)	(29)

Net income (loss)	$(1,671)	$156

Net income (loss) per share:
Basic	$(0.13)	$0.01

Diluted	$(0.13)	$0.01

Weighted average common shares outstanding	12,904	12,673

Weighted average common shares assuming dilution	12,904	13,219

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Other Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income (loss)
Balance, December 31, 2005	12,543	125	36,610	(248)	(26,401)	10,086	—
Stock option exercises and employee stock purchase plan issuances of common Stock	271	3	540	—	—	543	—
Stock-based compensation expense	—	—	693	—	—	693	—
Net income	—	—	—	—	156	156	156
Unrealized gain on investments	—	—	—	4	—	4	4
Translation adjustment	—	—	—	(72)	—	(72)	(72)
Comprehensive income	—	—	—	—	—	—	88

Balance, December 31, 2006	12,814	$128	$37,843	$(316)	$(26,245)	$11,410
Stock option exercises and employee stock purchase plan issuances of common Stock	166	2	301	—	—	303	—
Stock-based compensation expense	—	—	729	—	—	729	—
Net loss	—	—	—	—	(1,671)	(1,671)	(1,671)
Unrealized Gain on investments	—	—	—	(1)	—	(1)	(1)
Translation adjustment	—	—	—	62	—	62	62
Comprehensive loss	—	—	—	—	—	—	(1,610)

Balance, December 31, 2007	12,980	$130	$38,873	$(255)	$(27,916)	$10,832

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006
Operating activities:
Net income (loss)	$(1,671)	$156
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization charges	906	1,225
Stock-based compensation	729	693
Gain on sale of intangible assets	(3,486)	—
Changes in operating assets and liabilities:
Trade and other receivables	2,441	(548)
Prepaid expenses and other assets	(38)	79
Accounts payable	(145)	27
Accrued payroll-related liabilities and other accrued expenses	(941)	539
Deferred revenue	(342)	(196)

Net cash provided by (used in) operating activities	(2,547)	1,975

Investing activities:
Payments made for purchases of short and long term investments	(4,416)	(3,265)
Proceeds from sales of short and long term investments	2,972	1,125
Payments made for purchases of property and equipment	(549)	(2,162)
Proceeds on sale of intangible assets	3,486	—

Net cash provided by (used in) investing activities	1,493	(4,302)

Financing activities:
Repayments of long-term debt	—	(32)
Proceeds from exercise of stock options and employee stock purchase plan	304	543

Net cash provided by financing activities	304	511

Effect of exchange rate changes on cash and cash equivalents	93	(49)
Net decrease in cash and cash equivalents	(657)	(1,865)

Cash and cash equivalents, beginning of year	7,320	9,185

Cash and cash equivalents, end of year	$6,663	$7,320

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax payments, net of refunds received	$71	$39

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS

Insightful Corporation and its subsidiaries (collectively, the “Company”) provide enterprises with predictive analytics products and services designed to drive better decisions faster by revealing patterns, trends and relationships in historical data in order to identify risks and opportunities. The Company is a developer and supplier of software and services that utilize statistics and data mining techniques to enable customers to gain intelligence from numerical data. The Company’s solutions include its S-PLUS® product family for predictive analytics, as well as customized software and consulting services and training for the design, development and deployment of customized analytical solutions. The Company sells predictive analytics solutions to a variety of industries, including financial services, life sciences, telecommunications, manufacturing, government and research, with primary focus on financial services and life sciences. Headquartered in Seattle, Washington, the Company also has offices in New York, North Carolina, the United Kingdom, Switzerland, France, and Hong Kong, with distributors around the world.

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Revenue Recognition

The Company offers a variety of data analysis software solutions, maintenance contracts, training and consulting services to its customers. The Company records revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition, with Respect to Certain Transactions, as well as related interpretations including Technical Practice Aids.

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

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as the Company’s former text analysis product InFact, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Professional services and other revenues typically include providing customers assistance in developing complex software models and/or data analysis techniques, and developing consultant-configured, vertical-specific solutions that are designed to enable the Company to sell the same, or similar, solutions to multiple customers with reduced incremental consulting efforts incurred by the Company. In addition, professional services revenues include deployment assistance, project management, integration with existing customer applications, training services, and related services generally performed on a time-and-materials basis under separate service arrangements. Training consists of fee-based courses offered on a per-attendee or a per-group rate. Revenues from professional services and training services are generally recognized as services are performed.

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

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The Company’s consolidated financial statements for 2007 and 2006 reflect the impact of SFAS 123R.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for 2007 and 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and the ESPP purchases for 2007 and 2006, which was allocated as follows (in thousands):

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Cost of revenues	$22	$31
Sales and marketing	152	114
Research and development, net	73	111
General and administrative	482	437

Stock-based compensation expense included in operating expenses	$729	$693

The weighted average fair value of employee stock options granted in the years ended December 31, 2007 and 2006 was $1.22 and $1.49, respectively.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year ended December 31,
	2007	2006
Risk-free interest rate	4.48%	4.81%
Expected dividend yield	None	None
Expected life	3.67 years	3.70 years
Expected volatility	63.1%	66.8%

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 884,601 additional option shares were made available for future grant under the 2001 Plan on January 1, 2006 and 905,405 additional option shares were made available for future grant on January 1, 2007. No shares were made available for future grant on January 1, 2008. As of December 31, 2007, 2,356,427 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of December 31, 2007, 514,333 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for all of the Company’s stock option plans during the year ended December 31, 2007 (rounded to the nearest thousand) (1):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2006	3,029,000	$2.34
Granted	542,000	$2.52
Exercised	(116,000)	$1.87		$55
Cancelled	(585,000)	$2.62

Outstanding December 31, 2007	2,870,000	$2.34	5.5	$171
Estimated forfeitures at December 31, 2007	(203,000)

Vested or expected to vest at December 31, 2007	2,667,000	$2.32	6.4	$168
Exercisable at December 31, 2007	2,072,000	$2.25	4.6	$164

(1)	This table does not include options granted to non-employees other than directors, which totaled 50,000 option shares granted in 2006 and outstanding as of December 31, 2007.

A summary of the status of unvested employee stock options as of December 31, 2007, and changes during the year then ended, is presented below (rounded to the nearest thousand):

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	1,262,000	$1.53
Granted	466,000	$1.22
Vested	(466,000)	$1.43
Forfeited	(426,000)	$1.44

Unvested at December 31, 2007	836,000	$1.46

As of December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (rounded to the nearest thousand)(1):

Range of Exercise Prices	Shares	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.98 - 1.26	300,000	5.01	$1.15	287,000	$1.15
$1.28 - 1.75	346,000	4.44	1.61	319,000	1.61
$1.8 - 2.37	368,000	5.45	2.11	263,000	2.08
$2.4 - 2.41	20,000	8.37	2.41	5,000	2.41
$2.43 - 2.43	465,000	5.73	2.43	434,000	2.43
$2.45 - 2.51	312,000	7.38	2.47	124,000	2.50
$2.55 - 2.63	294,000	6.03	2.60	108,000	2.56
$2.65 - 2.87	301,000	3.93	2.75	230,000	2.74
$2.91 - 3.12	355,000	6.69	3.05	190,000	3.01
$3.16 - 4.44	109,000	3.38	3.89	107,000	3.87

$0.98 - 4.44	2,870,000	5.53	2.34	2,072,000	2.25

(1)	This table does not include options granted to non-employees other than directors, which totaled 50,000 option shares granted in 2006 and outstanding as of December 31, 2007.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Insightful common stock at 85% of the closing price of Insightful common stock on one of two dates defined in the ESPP, whichever is less, through payroll deductions of up to 10% of compensation. During the years ended December 31, 2007 and 2006, 50,294, and 50,745 shares, respectively, were issued under the ESPP. The ESPP provides for the automatic increase in the number of shares reserved for issuance under the ESPP on the first day of each fiscal year, in an amount equal to the lesser of (a) 150,000 shares, (b) 1% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. Accordingly, 126,372 additional shares were made available for future purchase under the ESPP on January 1, 2006 and 129,344 additional shares were made available for future purchase on January 1, 2007. No shares were made available for future purchases on January 1, 2008. As of December 31, 2007, 491,024 shares remain available for future purchase under the ESPP.

Common Shares Reserved

At December 31, 2007 common stock reserved for future issuance was as follows (rounded to the nearest thousand):

Outstanding stock options (1)	2,920,000
Stock options available for grant	2,871,000
ESPP	491,000

Total	6,282,000

(1)	The table above includes options granted outside of the above plans to non-employees other than directors, which totaled 50,000 option shares granted in 2006, and outstanding as of December 31, 2007.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of December 31, 2007 and 2006, cash and cash equivalents amounted to $6.7 million and $7.3 million, respectively. Marketable securities classified as cash equivalents amounted to $4.1 million at December 31, 2007 and 2006.

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

As of December 31, 2007, the Company’s total marketable securities were $8.4 million, of which $4.1 million were classified as cash equivalents, $1.9 million were classified as short-term investments and $2.4 million were classified as long-term investments. Of this $8.4 million in marketable securities, $6.9 million were corporate debt securities and $1.5 million were government and agency obligations. As of December 31, 2007, marketable securities had an unrealized gain of $3,400 and realized gains and losses of zero.

As of December 31, 2006, the Company’s total marketable securities were $7.0 million, of which $4.1 million were classified as cash equivalents, $0.5 million were classified as short-term investments and $2.4 million were classified as long-term investments. Of this $7.0 million in marketable securities, $5.4 million were corporate debt securities and $1.6 million were government and agency obligations. As of December 31, 2006, marketable securities had an unrealized gain of $3,600 and realized gains and losses of zero.

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

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. During the years ended December 31, 2007 and 2006, the Company expensed all research and development costs, as those costs incurred from the date of ‘technological feasibility’ (defined as a working model) to the general release date were not significant.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)	Funded Research

The Company has a funded research group that receives funding from U.S. federal agencies for research work performed under government grants. Research projects are and have been focused primarily on extending the frontiers of data analysis and statistics. In most cases, research projects are performed under cost reimbursement arrangements, which provide funding on a time-and-materials basis based on agency-approved labor, overhead and profit rates, subject to a cap on total fees allowable under the applicable grant. In some cases, grant contracts are paid on a fixed fee (payment) basis, regardless of the number of hours and costs incurred. Grant contracts generally require the submission of periodic progress and final finding reports. Funding is generally received through cash requests or installment payments. Grant fees are generally recognized as the work is performed and/or the fees become billable. Because the grants received are generally aligned with the Company’s existing research activities, commercial initiatives, and product lines, the amounts earned from grants are recorded as an offset against total research and development costs. Receivables resulting from this activity are included in other receivables on the balance sheets. Funding received under these grants is subject to audits for several years after the funding is received and, depending on the results of those audits, the Company could be obligated to repay a portion of the funding. A liability for such potential repayment has not been recorded.

(j)	Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate foreign currency transaction gains and losses is included in other income. The Company incurred foreign exchange transaction loss of $86,000 during 2007, compared to a gain of $62,000 during 2006.

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

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1. Additional tests are performed when events occur or circumstances change that would give reason to suspect or indicate that such events will more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2007 or 2006.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2007, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

(o)	Taxes

Income Taxes

The Company follows the asset and liability method of accounting for income taxes as set forth by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) . FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

Under SFAS 109 and FIN 48, certain assumptions are made that represent significant estimates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Historically, the Company has not incurred any interest or penalties associated with income tax matters and no interest or penalties were recognized during the year ended December 31, 2007. However, the Company has adopted a policy of classifying interest and penalties associated with income tax matters as general and administrative expense (rather than to income tax expense) when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

The Company’s tax returns for U.S. tax years 2004, 2005, 2006 and 2007 are subject to potential examination by the Internal Revenue Service. In addition, the Company’s tax returns for U.S. tax years 1993 to 2000 and tax year 2002 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating loss carryforward from those years in its current or future year tax returns. In the United Kingdom and France, the Company’s tax returns for tax years 2006 and 2007 are subject to potential examination, while in Switzerland, the Company’s tax returns for tax years from 1998 to 2007 are subject to potential examination. The Company is not currently under income tax examination by any tax jurisdiction.

Sales Taxes

During the ordinary course of business, there are many transactions for which the ultimate sales tax determination is uncertain. If necessary, the Company establishes accruals for sales tax-related uncertainties based on estimates of whether, and to the extent which, additional sales taxes, interest, and penalties will be due. These accruals are adjusted in light of changing facts and circumstances, such as the closing of a sales tax audit, a change in the determination of whether the Company has a sufficient presence in a particular state such that it is required to register and collect and pay sales taxes in that jurisdiction, or the expiration of a relevant statute of limitations.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (described below). The Company is currently evaluating whether and how to adopt SFAS 159 and the effect that the available election alternatives may have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that SFAS 157 will have a material effect on its financial position or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a company to recognize the impact of a tax position in its financial statements if that position is not more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 did not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. The servicing asset or servicing liability must be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of SFAS 156 did not have a material impact on its financial position or results of operations.

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

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s adoption of SFAS 155 did not have a material impact on its financial position or results of operations.

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

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount was ratably amortized to software-related cost of revenues over a three-year estimated life. Accordingly, the Company recorded $49,000 and $588,000 in amortization expense related to this technology 2007 and 2006, respectively. This purchased technology was fully amortized as of January 31, 2007.

(4)	FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by the Company’s accounts receivable and allows us to borrow up to the lesser of 75% of the Company’s eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. The prime rate at December 31, 2007 was 7.25%. No amounts under this line of credit facility or the Company’s previous line of credit facility with Silicon Valley Bank were outstanding at December 31, 2007.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank, secured by the underlying assets. This facility allowed for a maximum of $750,000 to be borrowed through December 31, 2007, allowing the Company to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. No amounts were ever borrowed against this loan facility, and hence, no amounts were outstanding under this equipment loan facility or any previous equipment loan facility with Silicon Valley Bank at December 31, 2007.

These credit facilities contain covenants that limit the Company’s net losses and require certain minimum liquidity. In addition, the terms of these facilities prohibit the Company from paying dividends. As of December 31, 2007, the Company was in compliance with all covenants and terms of these credit and loan facilities.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	NET INCOME (LOSS) PER SHARE

The dilutive effect of the Company’s stock options is calculated using the treasury stock method, based on the average share price of the Company’s common stock. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented:

Shares used in basic and diluted net income (loss) per share computations (in thousands):

	Year Ended December 31,
	2007	2006
Shares used in basic net income (loss) per share calculation	12,904	12,673
Effect of dilutive common stock equivalents (1)	—	546

Shares used in diluted net income (loss) per share calculation	12,904	13,219

(1)	The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. For 2007, approximately 290,000 common stock equivalents calculated using the treasury stock method have been excluded from the computation of diluted net loss per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period. These dilutive common stock equivalents have been included in the table below.

Dilutive common stock equivalents excluded from the computation of basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2007	2006
Stock options, calculated using the treasury stock method, excluded from the computation of diluted net income (loss) per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period	290	—
Stock options excluded from the computation of diluted net income (loss) per share on the basis that their exercise prices were greater than or equal to the average price of the common shares	2,234	942

Total common stock equivalents excluded from the computation of diluted net income (loss) per share	2,614	942

(6)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $169,000 for 2007 and $149,000 for 2006.

(7)	CONCENTRATION OF CREDIT RISK

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet and credit risk concentrations. Financial instruments that are subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Insightful maintains a significant portion of its cash balances with two financial institutions and in amounts that exceed federally insured levels.

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

One customer accounted for more than 10% of the Company’s total consolidated revenues during 2007 and 2006. This customer, an international financial services firm, accounted for 15% (or $3.4 million) during 2007 and 11% (or $2.8 million) of total revenues during 2006.

As of December 31, 2007, two customers each accounted for more than 10% of the company’s total consolidated trade accounts receivable balance, with the international financial services firm mentioned above accounting for 19% and the second customer accounting for 11%. As of December 31, 2006, two customers each accounted for more than 10% of the Company’s total consolidated trade accounts receivable balance, with one customer accounting for 19% and one customer accounting for 11%.

(8)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$7,493	$6,905
Furniture and fixtures	764	720
Leasehold improvements	344	344
Less—Accumulated depreciation and amortization	(6,144)	(5,212)

Total property and equipment, net	$2,457	$2,757

Depreciation expense on fixed assets was approximately $989,000 during 2007 and $644,000 during 2006.

(9)	INCOME TAXES

Income (loss) before taxes by income tax jurisdiction consisted of the following (in thousands):

	Year ended December 31,
	2007	2006
United States	$(803)	$103
Foreign	(834)	81

Total	$(1,637)	$184

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provisions for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2007	2006
Current tax expense:
Federal	$5	$7
State	23	19
Foreign	6	3

Total current tax expense	34	29

Deferred tax expense was zero for the years ended December 31, 2007 and 2006.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006
Income tax provision (benefit) at federal statutory rate	(34.0)%	34.0%
Increase (decrease) in tax resulting from:
State tax provision, net	0.6	11.6
Foreign tax provision	(6.5)	37.8
Other permanent items	1.0	13.4
Tax credits	(6.7)	(48.8)
Stock-based compensation	11.0	89.3
Deferred tax asset adjustment (1)	12.2	—
Valuation allowance	(24.5)	(121.8)

	2.1%	15.5%

(1)	During 2007 the Company completed an evaluation of the recorded deferred tax assets and liabilities. In connection with this evaluation an adjustment in the amount of $200,000 was made to reduce the deferred tax asset related to fixed assets, resulting in a 12.2% impact to the effective tax rate. The adjustment had no effect upon the Company’s tax expense due to the full valuation allowance, which is recorded against the net deferred tax asset.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2007	2006
Net operating loss carryforwards	$7,336	$6,903
Property, plant, and equipment	(71)	113
Accrued liabilities and reserves	353	367
Tax credit carryforwards	2,557	2,446
Other	156	84

Net deferred tax asset	10,331	9,913
Less: Valuation allowance	(10,331)	(9,913)

Net deferred tax asset	$—	$—

A valuation allowance in the full amount of the net deferred tax asset balance has been established as there is sufficient uncertainty regarding the ability to realize the full amount of the deferred tax asset in the future. The net increase or (decrease) in the valuation allowance during the years ended December 31, 2007 and 2006 was $0.4 million and $(0.2) million, respectively.

As of December 31, 2007, the Company had federal net operating loss carryforwards of $18.1 million and state net operating loss carryforwards of $0.9 million, all of which expire in the years 2009 to 2027. As of December 31, 2007, the Company had tax credit carryforwards of $2.6 million, which expire in the years 2010 to 2027. The Internal Revenue Code contains provisions that limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company. As of December 31, 2007, the Company has foreign net operating loss carryforwards of $3.3 million, which have no expiration date, and $0.6 million, which expire in the years 2010 to 2011.

The tax benefit for stock option deductions in excess of financial reporting deductions must be recognized as a credit to additional paid-in capital. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to stock option deductions will be credited to additional paid-in capital. As of December 31, 2007, approximately $7.7 million of the federal net operating loss carryforwards related to stock option deductions.

There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2007. However, the Company has adopted a policy of classifying interest and penalties incurred in connection with income tax matters as general and administrative expense (rather than income tax expense) when incurred.

The Company’s tax returns for U.S. tax years 2004, 2005, 2006 and 2007 are subject to potential examination by the Internal Revenue Service. In addition, the Company’s tax returns for U.S. tax years 1993 to 2000 and tax year 2002 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating loss carryforward from those years in its current or future year tax returns. In

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the United Kingdom and France, the Company’s tax returns for tax years 2006 and 2007 are subject to potential examination, while in Switzerland, the Company’s tax returns for tax years 1998 to 2007 are subject to potential examination. The Company is not currently under income tax examination by any tax jurisdiction.

(10)	GAIN ON SALE OF INTANGIBLE ASSET

At the beginning of 2007, the Company integrated its text analysis (InFact) business more closely with its data analysis business, and because it no longer met the definition of a reportable segment, ceased treating it as a separate business segment. On August 2, 2007, the Company sold its InFact search technology and associated intellectual property rights to Hypertext Solutions Inc., now known as EVRI (Hypertext), for $3.7 million in cash. The Company recorded a gain of $3.5 million, which represented the difference between the proceeds from the sale of the net intangible assets and the net transaction costs of $0.2 million.

The Company retained a limited support license to the InFact technology as part of the transaction to allow it to continue to support its current InFact customers for up to three years. The Company will not be licensing the InFact product to new customers. Also as part of the agreement with Hypertext, Hypertext employed certain Company employees who were members of the Company’s InFact team.

(11)	COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company’s contractual commitments associated with operating leases, primarily for its office space in Seattle, Washington and other domestic and international locations, as well as equipment leases and financing, are as follows (in thousands):

	2008	2009	2010	2011	2012	Total
Operating lease obligations	$1,065	$994	$636	$4	$—	$2,699

Rent expense under the Company’s operating leases was $1.0 million and $0.7 million for 2007 and 2006, respectively.

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At December 31, 2007, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2007 and 2006, comprehensive income (loss) consisted of net income (loss), foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive income (loss) for 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Net income (loss)	$(1,671)	$156
Unrealized gain on investments	(1)	4
Change in cumulative translation adjustment	62	(72)

Comprehensive income (loss)	$(1,610)	$88

At December 31, 2007, total cumulative translation loss was $258,000 and total cumulative unrealized gain on investments was $3,000. As December 31, 2006, total cumulative translation loss was $320,000 and total cumulative unrealized gain on investments was $4,000.

(13)	401(K) RETIREMENT PLAN

The Company sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 20% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. The Company matches employees’ contributions at the discretion of its management. The Company made contributions of $119,254 during 2007 and $110,646 during 2006.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)	SEGMENT AND GEOGRAPHIC INFORMATION.

Segment

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

	Domestic (1)	International	Total
Year Ended December 31, 2007
Revenues	$11,451	$10,867	$22,318

Contribution margin	2,855	2,861	5,716
Unallocated costs, expenses and gain on sale of intangible assets			(7,810)

Loss from operations			$(2,094)

Year Ended December 31, 2006
Revenues	$14,085	$9,930	$24,015

Contribution margin	5,610	3,551	9,161
Unallocated costs and expenses			(9,524)

Loss from operations			$(363)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

Geographic

The Company reports consolidated operating results based on geographic areas. A summary of key financial data by region is as follows:

	United States	Foreign	Total
Year Ended December 31, 2007
Revenue	$11,451	$10,867	$22,318
Long-lived assets	2,508	858	3,366
Total Net Assets	8,771	2,061	10,832

Year Ended December 31, 2006
Revenue	$14,282	$9,733	$24,015
Long-lived assets	2,838	853	3,691
Total Net Assets	8,967	2,443	11,410

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Unaudited Quarterly Data

	Q1	Q2	Q3	Q4
For the year 2007
Revenue	$6,183	$5,519	$4,914	$5,701
Gross profit	4,354	4,001	3,353	4,180
Net income (loss)	(1,092)	(1,258)	1,878	(1,199)
Basic and diluted net income (loss) per share	$(0.09)	$(0.10)	$0.14	$(0.09)

For the year 2006
Revenue	$5,542	$5,156	$5,851	$7,466
Gross profit	4,181	3,809	4,485	5,891
Net income (loss)	(43)	(415)	287	327
Basic and diluted net income (loss) per share	$—	$(0.03)	$0.02	$0.01

Due to rounding effects, the sum of certain quarterly data may not equal the corresponding annual amounts disclosed elsewhere.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual assessment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

There are inherent limitations to the effectiveness of any system of internal control over financial reporting, such as resource constraints, judgments used in decision-making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time. Our management, including our including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides information regarding each of our director and executive officers.

Name	Age	Positions Held	Term Expires	Class of Director	Director Since
Sachin Chawla	48	Chairman of the Board of Directors	2009	I	2004
Jeffrey Coombs	50	Director, President and Chief Executive Officer	2010	II	2004
Mark Ozur	52	Director	2008	III	2001
Ronald Stevens	43	Director	2009	I	2006
Richard Barber	39	Chief Financial Officer and Treasurer	—	—	—

Sachin Chawla. Mr. Chawla has served as a director of Insightful since April 2004 and as Chairman of the Board since February 2008. Mr. Chawla currently serves as Vice President of Engineering at GoldenGate Software, Inc., a provider of transactional data management solutions. From 2002 to 2006, he served as Vice President of the Data Integration Division for Business Objects. In 1996, he co-founded Acta Technology, a data integration provider that was acquired by Business Objects in 2002, and served as its CEO from 1996 through 1998 and in multiple capacities as a Vice President from 1998 through 2002. Before Acta, Mr. Chawla spent five years with Sybase Corporation where he spearheaded the development of Replication Server, Sybase’s distributed, heterogeneous data replication product. Mr. Chawla holds a B.S. in electrical engineering from the University of California Berkley and an M.S. in computer science from Stanford University.

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

Mark Ozur. Mr. Ozur has served as a director of Insightful since February 2001. Mr. Ozur has served as a Staff Architect in the Office of the CTO at Microsoft Corporation since January 2008. He served as a high technology management consultant from October 2006 to January 2008. From October 2004 to October

2006, Mr. Ozur served as the Chief Executive Officer of PredictableIT, a provider of hosted IT desktop solutions, which he co-founded. Mr. Ozur was the Chief Technical Officer of edge2net, Inc., a global provider of international telecommunications services, from June 2000 to October 2001, and President and Chief Executive Officer of PulsePoint Communications, Inc., a telecommunications enhanced services company, from January 1995 through August 1999. From December 1990 to December 1992, he was Vice President, Engineering for Precision Visuals, Inc., a visualization software company. Mr. Ozur holds a B.S. in biology from Long Island University, C.W. Post College, and is a graduate of the Executive Program for Smaller Companies at Stanford University Graduate School of Business.

Ronald Stevens. Mr. Stevens has served as a director of Insightful since April 2006. Since December 2005, Mr. Stevens has been serving as a senior financial to several companies, with focus on fundraising and restructuring. Mr. Stevens served as CFO and COO of Loudeye Corporation, a digital media solutions company, from March 2005 to December 2005. From 2000 to 2004, he was CFO/COO of Primus Knowledge Solutions, a Seattle software company acquired by ATG in 2004. Prior to Primus, Mr. Stevens was Chief Operating Officer of OnHealth Network Company, Inc., a consumer health care website acquired by WebMD 2000. Before joining OnHealth, Mr. Stevens was Senior Vice President at consumer software company Sierra On-Line, Inc. Mr. Stevens has a B.A. in accounting and business administration from Western Washington University.

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

Significant Employees

Robert Fitzgerald. Mr. Fitzgerald has served as Insightful’s Vice President of Worldwide Field Operations since February 2008. From September 2004 to January 2008, he served as the Executive Vice President of Protegrity, Inc., a leading provider of data security management solutions. From December 1998 to September 2004, Mr. Fitzgerald served in several leadership positions at Cartesis, a leading specialist in finance and performance management software, including Executive Vice President of North American Operations, member of the Executive Committee, and Vice President of Sales and Marketing. From September 1990 to December 1998 he served in a variety of management positions in sales, professional services and product development at Hyperion Software, Inc., a global leader in eBusiness performance management software. He holds a B.S. in business administration and finance from Villanova University and an MBA from Sacred Heart University.

Giovanni Marchisio. Mr. Marchisio has served as Insightful’s Chief Technology Officer since December 2007. He served as Insightful’s Vice President of Research and Development from December 2006 to December 2007, as its Vice President of Engineering, Text Analysis and Search (InFact) from October 2005 to December 2006 and as its Director of Emerging Products from January 2002 to October 2005. Between April 1996 and December 2001, he served at Insightful as a principal investigator for several R&D projects for agencies of the federal government (DARPA, NASA, USAF and the NIH) and as a consultant for finance customer engagements. From 1985 to 1996, he held a number of management or technical lead positions with Active Voice Corporation (now a division of Cisco Systems, Inc.), Sierra Geophysics Inc. (a former division of The Halliburton Company), and Gulf Canada Resources Ltd. He also served as a visiting professor at the University of British Columbia. He holds a B.A.Sc. in Engineering from the University of British Columbia and a Ph.D. in Geophysics from the University of California, San Diego.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulated rules of the SEC require our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of initial ownership and reports of changes in ownership of our common stock. SEC regulations require such persons to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, that no forms were required for those persons, our officers, directors and holders of more than 10% of our common stock filed all required Section 16(a) reports on a timely basis in 2007, except as follows: one Form 4 (Statement of Changes in Beneficial Ownership) was filed late for each of Sachin Chawla (one option grant transaction), Samuel Meshberg (one option grant transaction), Mark Ozur (one option grant transaction) and Ronald Stevens (two option grant transactions).

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

The following table provides information regarding the compensation earned in 2007 and 2006 by our Chief Executive Officer and the other most highly compensated executive officer whose total salary and bonus exceeded $100,000 for 2007. These persons are referred to as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total
Jeffrey E. Coombs	2007	$260,466	$40,000	$331,563	$3,875	$635,905
President and Chief Executive Officer	2006	$248,063	$135,148	$329,531	$3,750	$716,492
Richard P. Barber	2007	$213,800	$58,000	$61,997	$3,875	$337,672
Chief Financial Officer and Treasurer	2006	$206,600	$60,000	$46,914	$3,633	$317,148

(1)	Bonuses are reported for the year earned, even if actually paid in the following year.
(2)	With the exception of the estimated impact of forfeitures, represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (which we adopted beginning in fiscal year 2006) for all options granted to this individual. As required by SEC rules, this amount disregards any reduction resulting from our estimate of forfeitures expected to occur over the lifetime of these options.

Because the amounts recorded in our statement of operations includes a reduction in expense resulting from our estimate of forfeitures, as required by generally accepted accounting principles, the stock option expense for these options included in the statement of operations is lower than the amounts disclosed in this table. No actual forfeitures occurred during 2007 or 2006 with respect to the options presented in this Summary Compensation Table. Assumptions made in connection with this valuation are described in Note 2(c) of our consolidated financial statements, Significant Accounting Policies—Stock-Based Compensation and Stockholders’ Equity. Material terms of the outstanding options are described in the Outstanding Equity Awards at Fiscal Year End table below.

(3)	Represents 401(k) matching funds.

Fiscal Year-End Option Values

The following table provides information about the outstanding options held by the Named Executive Officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jeffrey E. Coombs	17,250	(1)	—		$1.17	12/6/2012
	225,000	(2)	—		$1.13	5/5/2013
	398,437	(3)	26,563	(3)	$2.43	1/22/2014
	—		150,000	(4)	$2.63	3/5/2015
	—		100,000	(5)	$3.12	3/10/2016
	—		73,000	(6)	$2.45	3/9/2017
Richard P. Barber	101,562	(7)	23,438	(7)	$1.66	7/27/2014
	15,312	(8)	19,688	(8)	$3.12	3/10/2016
	—		50,000	(9)	$2.45	3/9/2017

(1)	Represents an option to purchase 17,250 shares granted to Mr. Coombs on December 6, 2002. This option has fully vested. This option expires on December 6, 2012.
(2)	Represents an option to purchase 225,000 shares granted to Mr. Coombs on May 5, 2003. This option has fully vested. The option expires on May 5, 2013.
(3)	Represents an option to purchase 425,000 shares granted to Mr. Coombs on January 22, 2004. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on January 22, 2008, provided that Mr. Coombs continues to provide service to us through that date. This option expires on January 22, 2014.
(4)	Represents an option to purchase 150,000 shares granted to Mr. Coombs on March 5, 2005. This option will vest as follows: one-fourth of the option shares will vest and become exercisable on March 7, 2008, and an additional one-fourth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on December 5, 2008, provided that Mr. Coombs continues to provide service to us through that date. This option expires on March 5, 2015.
(5)	Represents an option to purchase 100,000 shares granted to Mr. Coombs on March 10, 2006. This option will vest as follows: one-fourth of the option shares will vest and become exercisable on March 10, 2009, and an additional one-fourth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on December 10, 2009, provided that Mr. Coombs continues to provide service to us through that date. This option expires on March 10, 2016.
(6)

Represents an option to purchase 73,000 shares granted to Mr. Coombs on March 9, 2007. This option will vest as follows: one-fourth of the option shares will vest and become exercisable on March 9, 2010, and an additional one-fourth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on December 9, 2010, provided that Mr. Coombs continues to provide service to us through that date. This option expires on March 9, 2017.

(7)	Represents an option to purchase 125,000 shares granted to Mr. Barber on July 27, 2004. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on July 27, 2008, provided that Mr. Barber continues to provide service to us through that date. This option expires on July 27, 2014.
(8)	Represents an option to purchase 35,000 shares granted to Mr. Barber on March 10, 2006. This option will vest as follows: one-eighth of the option shares will vest and become exercisable six months after the date of grant, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on March 10, 2010, provided that Mr. Barber continues to provide service to us through that date. This option expires on March 10, 2016.
(9)	Represents an option to purchase 50,000 shares granted to Mr. Barber on March 9, 2007. This option will vest as follows: one-half of the option shares will vest and become exercisable on March 9, 2009, and an additional one-sixteenth will vest each quarter thereafter, with the result that 100% of the option shares will be vested and exercisable on March 9, 2011, provided that Mr. Barber continues to provide service to us through that date. This option expires on March 9, 2017.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On October 27, 2004, when Jeffrey Coombs became our Chief Executive Officer, we executed an offer letter and an employment agreement regarding termination. Mr. Coombs’ offer letter provided for initial base salary of $225,000 annually plus an initial bonus target of $120,000 annually, a minimum annual increase of 5% in salary and target bonus amount in each year from 2005 through 2008, a monthly local living expense allowance of $2,300 through April 2005, and reimbursement for actual relocation expenses incurred by Mr. Coombs in connection with his move to Seattle, Washington by December 31, 2005.

On October 1, 2007, we amended Mr. Coombs’ October 27, 2004 employment agreement regarding termination. The amended agreement, or the Coombs Severance Agreement, provides that, in the event Mr. Coombs’s employment is terminated without cause or he terminates his employment with good reason (as those terms are defined in the agreement), we will pay him his salary and performance bonus earned through the date of termination, plus severance pay equal to the lesser of (a) 18 months of his salary at the rate in effect on the date of termination plus 1.5 times his target at-plan bonus amount for the fiscal year in which the termination occurs, and (b) 2 times his “annual rate of compensation” (as such term is defined in the Internal Revenue Code and related interpretations and guidance of the Internal Revenue Service, or the IRC. In addition, the Coombs Severance Agreement provides that, upon a change in control, we will accelerate the vesting of 50% of Mr. Coombs’ unvested and unexpired stock options. The Coombs Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Coombs’s employment is terminated without cause or he terminates his employment for good reason three months prior to, or within the 12 months following, a change in control. In such event, we will pay the severance amount described above, and accelerate the vesting of the remainder of Mr. Coombs’ unvested and unexpired stock options. Mr. Coombs will have nine months from the date of his termination, whether or not such termination occurs in connection with a change of control, to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

On October 1, 2007, we amended the July 26, 2004 employment agreement regarding termination of Richard P. Barber, our Chief Financial Officer. The amended agreement, or the Barber Severance Agreement, provides that, in the event Mr. Barber’s employment is terminated without cause or he terminates his employment with good reason (as those terms are defined in the agreement), we will pay him his salary and performance bonus earned through the date of termination, plus severance pay equal to the lesser of (a) 12 months of his salary at the rate in effect on the date of termination plus his target at-plan bonus amount for the fiscal year in which the termination occurs, and (b) 2 times his “annual rate of compensation” (as such term is defined in the IRC). In addition, the Barber Severance Agreement provides that, upon a change in control, we will accelerate the vesting of 50% of Mr. Barber’s unvested and unexpired stock options. The Barber Severance Agreement also provides for severance pay and acceleration of stock options in the event Mr. Barber’s employment is terminated without cause or he terminates his employment with good reason within three months prior to, or within the six months following, a change in control. In such event, we will pay the severance described above and accelerate the vesting of the remainder of Mr. Barber’s unvested and unexpired stock options. Mr. Barber will have six months from the date of his termination, whether or not such termination occurs in connection with a change of control, to exercise any unexpired stock options that were vested and exercisable as of the date of termination.

Director Compensation

The following table provides information about compensation earned in 2007 by the members of our Board of Directors in 2007 who were neither employees nor officers. These directors are referred to as non-employee directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Sachin Chawla (3)	$32,500	$19,047	$51,547
Mark C. Ozur (4)	$35,000	$19,047	$54,047
Ronald M. Stevens (5)	$32,500	$19,047	$51,547
Samuel R. Meshberg (6)	$27,500	$19,047	$46,547

(1)	Fees are reported for the year earned, even if actually paid in the following year.
(2)	With the exception of the estimated impact of forfeitures, represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (which we adopted beginning in fiscal year 2006) for all options granted to this individual. As required by SEC rules, this amount disregards any reduction resulting from our estimate of forfeitures expected to occur over the lifetime of these options. Because the amounts recorded in our statement of operations includes a reduction in expense resulting from our estimate of forfeitures, as required by generally accepted accounting principles, the stock option expense for these options included in the statement of operations is lower than the amounts disclosed in this table. No actual forfeitures occurred during 2007 or 2006 with respect to the options presented in this Summary Compensation Table. Assumptions made in connection with this valuation are described in Note 2(c) of our consolidated financial statements, Significant Accounting Policies—Stock-Based Compensation and Stockholders’ Equity.
(3)	At December 31, 2007, Mr. Chawla held outstanding options to purchase 90,000 shares of our common stock.
(4)	At December 31, 2007, Mr. Ozur held outstanding options to purchase 157,000 shares of our common stock.
(5)	At December 31, 2007, Mr. Stevens held outstanding options to purchase 51,667 shares of our common stock.
(6)	Mr. Meshberg resigned from our Board of Directors effective February 5, 2008. At December 31, 2007, Mr. Meshberg held outstanding options to purchase 155,000 shares of our common stock.

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

In addition, each non-employee director is entitled to participate in our Amended and Restated 2001 Non-Employee Director Stock Option Plan, or 2001 Director Plan. Under the 2001 Director Plan, as amended March 16, 2007, each non-employee director who first becomes a member of the Board after March 16, 2007 automatically receives, on the date the he or she becomes a member of the Board, an option to purchase a number of shares of our common stock equal to the sum of (i) 15,000 plus (ii) 15,000 divided by 12 multiplied by the full number of months between the date on which he or she becomes a member of the Board and the next March 16th. In addition, effective March 16, 2007 and on each March 16th thereafter, each non-employee director serving on the Board automatically receives an option to purchase 15,000 shares of our common stock. Both the initial option grants and each annual grant vests quarterly in equal increments over a one-year period.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 26, 2008 by:

•	each person known by us to own beneficially more than 5% of our common stock, based on publicly available information;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

On March 26, 2008, we had 12,979,625 shares of common stock outstanding. Except as otherwise indicated below, to our knowledge, the beneficial owners listed below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Under the rules of the SEC, shares of common stock subject to options exercisable currently or within 60 days are deemed outstanding for purposes of computing the ownership percentage of the person holding the option, but are not deemed outstanding for purposes of computing the ownership percentage of any other person. Except as set forth below, the address for the persons listed below is c/o Insightful Corporation, 1700 Westlake Avenue North, Suite 500, Seattle, Washington 98109.

Name and Address of Beneficial Owner	Amount and Nature of Ownership		Percent of Class
Samuel Meshberg and certain affiliates 118 Via Palacio Palm Beach Gardens, FL 33418-6202	2,997,913	(1)	22.8%
Jeffrey Coombs	718,870	(2)	5.3%
Sachin Chawla	90,000	(3)	*
Mark Ozur	157,000	(3)	1.2%
Ronald Stevens	51,667	(3)	*
Richard Barber	134,687	(3)	1.0%
All directors and executive officers as a group (5 persons)	1,152,224	(4)	8.2%

*	Less than 1%
(1)	Mr. Meshberg has sole voting and dispositive power with respect to 2,090,470 shares of common stock, including 151,250 shares subject to options exercisable on or within 60 days of March 26, 2008. In addition, Mr. Meshberg may be deemed to share voting and dispositive power with respect to 865,193 shares held by family trusts of which Mr. Meshberg is a beneficiary and/or co-trustee, 37,188 shares held by trusts for the benefit of his children of which Mr. Meshberg is a co-trustee, and 5,062 shares owned by a limited liability company of which Mr. Meshberg controls the voting power. Mr. Meshberg disclaims beneficial ownership of the shares owned by these trusts and limited liability company, except to the extent of his pecuniary interest in the shares.
(2)	Includes 704,750 shares subject to options exercisable on or within 60 days of March 26, 2008.
(3)	Represents shares subject to options exercisable on or within 60 days of March 26, 2008.
(4)	Includes 1,138,104 shares subject to options exercisable on or within 60 days of March 26, 2008.

Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding the equity compensation plans under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,903,274	$2.35	2,870,760
Equity compensation plans not approved by security holders (2)	17,250	$1.17	—

Total	2,920,524	$2.35	2,870,760

(1)	Represents shares issuable with respect to options issued and issuable under our Amended and Restated 2001 Stock Option and Incentive Plan and our Amended and Restated 2001 Non-Employee Director Stock Option Plan, and shares issuable upon the exercise of options issued under our 1992 Stock Plan. Because the 1992 Stock Plan has expired, no additional options may be issued under that plan.
(2)	Represents shares issuable with respect to options issued under our 1996 Non-Qualified, Non-Officer Stock Option Plan. Because the 1996 Non-Qualified, Non-Officer Stock Option Plan has expired, no additional options may be issued under that plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

See Item 10, Executive Compensation–Employment Contracts, Termination of Employment and Change-In-Control Arrangements, for a description of our offer letter to Jeffrey Coombs and our severance agreements with Mr. Coombs and Richard Barber.

Director Independence

The board of directors has determined that each of Sachin Chawla, Mark Ozur and Ronald Stevens is independent, as independence is defined for directors by the applicable NASDAQ listing standards.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 2, 2007 between the registrant and Hypertext Solutions Inc. (Exhibit 2.1) (A)

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

3.2	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (C)

3.3	Amended and Restated Bylaws of the registrant (Exhibit 3.1) (D)

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (E)

10.2	Amended and Restated 2001 Stock Option and Incentive Plan (Exhibit 10.1) (F)

10.3	Amended and Restated 2001 Non-Employee Director Stock Option Plan (G)

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (H)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (I)

10.6	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

10.7	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.8	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.9	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.10	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank (Exhibit 10.19) (C)

10.11	Eighth Amendment to Loan and Security Agreement, dated May 7, 2007, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (M)

10.12	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (N)

10.13	Offer Letter, dated October 19, 2004, to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (O)

10.14	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 10.1) (P)

10.15	Employment Agreement Regarding Termination, effective as of October 1, 2007, between Richard Barber and the registrant (Exhibit 10.2) (P)

10.16	Office Building Lease with Addendum One and Addendum Two, dated May 18, 1999, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC (Exhibit 10.1) (Q)

10.17	First Lease Amendment to Office Building Lease, dated May 24, 2004, between the registrant and Lake Union Building LLC (Exhibit 10.2) (Q)

10.18	Second Lease Amendment to Office Building Lease, dated June 16, 2004, between the registrant and Lake Union Building LLC (Exhibit 10.3) (Q)

10.19	Addendum Three to Office Building Lease, dated June 5, 2006, between the registrant and Lake Union Building LLC (Exhibit 10.4) (Q)

Exhibit Number	Description
10.20	Third Lease Amendment to Office Lease (Lease Extension), dated June 15, 2007, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC (Exhibit 10.5) (Q)

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed August 8, 2007.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 2, 2008.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-20992), filed on March 30, 2007.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (SEC File No. 0-20992), filed May 15, 2007.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 4, 2007.

(Q)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 0-20992), filed August 14, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees for accounting services billed to Insightful by Moss Adams LLP, our independent registered public accounting firm, were as follows:

Audit Fees. The aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of financial statements included in our Forms 10-Q, the A-133 program audit for our government grants and services provided in connection with statutory and regulatory filings were $247,000 for 2007 and $241,240 for 2006.

Audit-Related Fees. The aggregate fees billed for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, not reported as audit fees, were $1,020 for 2007 and $6,035 for 2006.

Tax Fees. The aggregate fees billed for professional services for tax compliance, tax advice and tax planning were $27,408 for 2007 and $15,600 for 2006. The services were related to income tax compliance.

All Other Fees. Moss Adams LLP did not bill us for any other professional services in 2007 or 2006.

The audit committee’s charter provides that the committee will meet and will pre-approve all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm. All fees billed by Moss Adams LLP in 2007 were pre-approved by the audit committee. The audit committee has considered the provision of these services to us by Moss Adams LLP and determined that such provision of services was compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008

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

Signature	Title	Date

/s/ Jeffrey E. Coombs Jeffrey E. Coombs	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2007

/s/ Richard P. Barber Richard P. Barber	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2007

/s/ Sachin Chawla Sachin Chawla	Chairman of the Board of Directors	March 31, 2007

/s/ Mark C. Ozur Mark C. Ozur	Director	March 31, 2007

/s/ Ronald M. Stevens Ronald M. Stevens	Director	March 31, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated August 2, 2007 between the registrant and Hypertext Solutions Inc. (Exhibit 2.1) (A)

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

3.2	Certificate of Amendment of Certificate of Incorporation of the registrant (Exhibit 3.3) (C)

3.3	Amended and Restated Bylaws of the registrant (Exhibit 3.1) (D)

10.1	1996 Non-Qualified, Non-Officer Stock Option Plan (Exhibit 4.4) (E)

10.2	Amended and Restated 2001 Stock Option and Incentive Plan (Exhibit 10.1) (F)

10.3	Amended and Restated 2001 Non-Employee Director Stock Option Plan (G)

10.4	Amended and Restated 2001 Employee Stock Purchase Plan, as amended and restated (Exhibit 10.1) (H)

10.5	2003 Employee Stock Purchase Plan (Exhibit 10.1) (I)

10.6	Loan and Security Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.2) (J)

10.7	Negative Pledge Agreement, dated March 29, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.3) (J)

10.8	Loan Modification Agreement, dated August 15, 2002, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (K)

10.9	Amendment No. 1 to Loan and Security Agreement, dated March 28, 2003, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (L)

10.10	Seventh Amendment to Loan and Security Agreement, dated March 27, 2006, by and between the registrant and Silicon Valley Bank (Exhibit 10.19) (C)

10.11	Eighth Amendment to Loan and Security Agreement, dated May 7, 2007, by and between the registrant and Silicon Valley Bank (Exhibit 10.1) (M)

10.12	Assignment and License Agreement, effective January 19, 2004, between Lucent Technologies Inc. and the registrant (Exhibit 10.1) (N)

10.13	Offer Letter, dated October 19, 2004, to Jeffrey E. Coombs from the registrant (Exhibit 99.2) (O)

10.14	Employment Agreement Regarding Termination, effective as of April 29, 2004, between Jeffrey E. Coombs and the registrant (Exhibit 10.1) (P)

10.15	Employment Agreement Regarding Termination, effective as of October 1, 2007, between Richard Barber and the registrant (Exhibit 10.2) (P)

10.16	Office Building Lease with Addendum One and Addendum Two, dated May 18, 1999, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC (Exhibit 10.1) (Q)

10.17	First Lease Amendment to Office Building Lease, dated May 24, 2004, between the registrant and Lake Union Building LLC (Exhibit 10.2) (Q)

10.18	Second Lease Amendment to Office Building Lease, dated June 16, 2004, between the registrant and Lake Union Building LLC (Exhibit 10.3) (Q)

Exhibit Number	Description

10.19	Addendum Three to Office Building Lease, dated June 5, 2006, between the registrant and Lake Union Building LLC (Exhibit 10.4) (Q)

10.20	Third Lease Amendment to Office Lease (Lease Extension), dated June 15, 2007, between the registrant (as successor to Mathsoft, Inc.) and Lake Union Building LLC (Exhibit 10.5) (Q)

21.1†	Subsidiaries of the registrant

23.1†	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1†	Power of attorney (contained on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 13.50, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed August 8, 2007.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 2, 2008.

(E)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-18245), filed December 19, 1996.

(F)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-91878), filed July 3, 2002.

(G)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-20992), filed on March 30, 2007.

(H)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 0-20992), filed August 14, 2002.

(I)	Incorporated by reference to the designated exhibit included in the registrant’s Registration Statement on Form S-8 (SEC File No. 333-106580), filed June 27, 2003.

(J)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-20992), filed May 15, 2002.

(K)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 0-20992), filed November 14, 2002.

(L)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 0-20992), filed May 15, 2003.

(M)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (SEC File No. 0-20992), filed May 15, 2007.

(N)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed February 3, 2004.

(O)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed November 1, 2004.

(P)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed October 4, 2007.

(Q)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 0-20992), filed August 14, 2007.