Form 10-Q
period 2008-03-31
INSIGHTFUL CORP
filed 2008-05-15
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             non-accelerated filer  ☐            Accelerated filer  ☐             smaller reporting company   ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING

FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, was 12,979,925 as of April 30, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,722	$6,663
Trade accounts receivable, net	3,100	4,181
Short-term investments	4,008	1,899
Other receivables	444	303
Prepaid expenses and other current assets	572	558

Total current assets	13,846	13,604
Long-term investments	1,512	2,405
Property and equipment, net	2,276	2,457
Goodwill	800	800
Other assets	112	109

Total assets	$18,546	$19,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	320	630
Accrued payroll-related liabilities	1,126	1,508
Accrued expenses and other current liabilities	678	392
Deferred revenue - short term	5,704	5,861

Total current liabilities	7,828	8,391
Deferred revenue - long term	121	152
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding-12,979,925 shares at March 31, 2008 and December 31, 2007	130	130
Additional paid-in capital	38,977	38,873
Accumulated deficit	(28,289)	(27,916)
Other accumulated comprehensive loss	(221)	(255)

Total stockholders’ equity	10,597	10,832

Total liabilities and stockholders’ equity	$18,546	$19,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Software licenses	$1,674	$2,042
Software maintenance	2,103	2,013
Professional services and other	1,107	2,128

Total revenues	4,884	6,183

Cost of revenues:
Software related	255	362
Professional services and other	840	1,467

Total cost of revenues	1,095	1,829

Gross profit	3,789	4,354

Operating expenses:
Sales and marketing	2,012	2,645
Research and development	1,294	2,000
Less—Funded research	(361)	(506)

Research and development, net	933	1,494
General and administrative	1,327	1,427

Total operating expenses	4,272	5,556

Loss from operations	(483)	(1,212)
Other income, net	128	132

Loss before income taxes	(355)	(1,080)
Income tax expense	(18)	(12)

Net Loss	$(373)	$(1,092)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Basic and diluted weighted average common shares outstanding	12,980	12,830

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(373)	$(1,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207	291
Stock-based compensation expense	104	218
Changes in current assets and liabilities:
Trade and other accounts receivable	1,094	2,557
Prepaid expenses and other assets	(12)	(4)
Accounts payable	(330)	18
Accrued payroll-related liabilities and other accrued expenses	(132)	(579)
Deferred revenue	(318)	82

Net cash provided by operating activities	240	1,491

Investing activities:
Purchases of short- and long-term investments	(3,509)	(494)
Proceeds from sales and maturities of short- and long-term investments	2,300	—
Purchases of property and equipment	(16)	(165)

Net cash used in investing activities	(1,225)	(659)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	138

Net cash provided by financing activities	—	138

Effect of exchange rate changes on cash and cash equivalents	44	7

Net increase (decrease) in cash and cash equivalents	(941)	977

Cash and cash equivalents, beginning of period	6,663	7,320

Cash and cash equivalents, end of period	$5,722	$8,297
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$22	$54

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2008

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

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

Revenues under arrangements that include several different software products and services sold together are allocated based on the residual method in accordance with SOP 98-9. Under the residual method, the fair value, as determined by VSOE, of the undelivered non-essential elements is deferred and subsequently recognized when earned.

The Company has established VSOE of fair value for professional services and training services. In addition, the Company has established VSOE for maintenance related to most of its software products. For software products sold with maintenance where VSOE for the maintenance element has not been established, such as the InFact text analysis product formerly sold by the Company, all revenue under the arrangement is recognized over the initial maintenance term, provided all other revenue recognition criteria have been met.

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

Fees from licenses sold together with professional services are generally recognized upon shipment of the software, provided that the above residual method criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

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

(c) Stock-Based Compensation and Stockholders’ Equity

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options granted under the Company’s stock plans and employee stock purchases made under the Company’s 2003 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In its adoption of SFAS 123R, the Company has applied the provisions of the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The Company’s consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS 123R.

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2008 and 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and ESPP purchases for the three months ended March 31, 2008 and 2007, which was allocated as follows (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cost of revenues	$1	$15
Sales and marketing	(1)	58
Research and development, net	14	22
General and administrative	90	123

Stock-based compensation expense included in operating expenses	$104	$218

The weighted average fair value of employee stock options granted in the three months ended March 31, 2008 and 2007 was $0.47 and $1.27, respectively. As of March 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $1.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.8 years.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	1.79%	4.54%
Expected dividend yield	None	None
Expected life	3.73 years	3.71 years
Expected volatility	57.0%	63.3%

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

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. On January 1, 2007, 905,405 additional option shares were made available for future grant. On January 1, 2008, no additional option shares were added to the plan, in accordance with the determination of the board of directors. As of March 31, 2008, 2,034,227 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of March 31, 2008, 518,083 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

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

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of December 31, 2007, cash and cash equivalents amounted to $6.7 million, and marketable securities classified as cash equivalents amounted to $4.1 million. As of March 31, 2008, cash and cash equivalents amounted to $5.7 million, and marketable securities classified as cash equivalents amounted to $2.4 million.

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

As of December 31, 2007, the Company’s total marketable securities were $8.4 million, of which $4.1 million were classified as cash equivalents, $1.9 million were classified as short-term investments and $2.4 million were classified as long-term investments. Of this $8.4 million in marketable securities, $6.4 million were corporate debt securities and $1.5 million were government and agency obligations, and $0.5 million were money market funds. As of December 31, 2007, marketable securities had an unrealized gain of $3,400 and realized gains and losses of zero.

As of March 31, 2008, the Company’s total marketable securities were $7.9 million, of which $2.4 million were classified as cash equivalents, $4.0 million were classified as short-term investments, and $1.5 million were classified as long-term investments. Of this $7.9 million in marketable securities, $4.0 million were corporate debt securities and $3.5 million were government and agency obligations, and $0.4 million were money market funds. As of March 31, 2008, marketable securities had an unrealized gain of $11,160 and realized gains and losses of zero.

(f) Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 . Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in thousands)

	As of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.4	$2.4	$—	$—
Short-term investments	4.0	4.0	—	—
Long-term investments	1.5	1.5	—	—

(g) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(h) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”). Under SFAS 86, all such costs incurred up to the point of ‘technological feasibility’ (defined as a working model) are expensed as incurred, and costs incurred up to the point when the software is available for general release to customers are capitalized. During the three months ended March 31, 2008 and 2007, the Company expensed all research and development costs, as the costs incurred from the date of ‘technological feasibility’ to the general release date were not significant.

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

(j) Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate foreign currency transaction gains and losses is included in other income. For the three-month periods ended March 31, 2008 and 2007, the aggregate foreign currency transaction gains were $31,000 and $2,600, respectively.

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

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1. Additional tests are performed when events occur or circumstances change that would give reason to suspect or indicate that such events will more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2007, nor did any such events occur or circumstances exist during the three months ended March 31, 2008 that would indicate that impairment existed as of March 31, 2008.

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

(n) Financial Instruments

At March 31, 2008, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of March 31, 2008 or March 31, 2007.

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

The Company sells to customers in almost every state in the United States. There is a great variation in the tax rules from state to state, including the rules that determine whether a company has a sufficient presence in a particular jurisdiction such that it is required to register, collect, and pay taxes in that jurisdiction. The Company is registered in multiple states and local jurisdictions and the Company remits required state and local taxes on related business operations in those states.

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

(p) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the adoption of SFAS 157 on January 1, 2008 was limited to financial assets and liabilities. The initial adoption did not have a material impact on the Company’s financial position or results of operations. The Company is evaluating this standard with respect to its effect on non-financial assets and liabilities and has not determined the impact that it will have, if any, on the Company’s financial position or results of operations upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted this standard on January 1, 2008. The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on the Company’s financial position or results of operations. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its financial position or results of operations.

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

As a result of this transaction, the Company capitalized $1,765,000 as purchased technology. This amount was ratably amortized to software-related cost of revenues over a three-year estimated life. Accordingly, the Company recorded the remaining $49,000 in amortization expense related to this technology as of January 31, 2007.

(4) FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by the Company’s accounts receivable and allows us to borrow up to the lesser of 75% of the Company’s eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. The prime rate at March 31, 2008 was 5.25%. No amounts under this line of credit facility or the Company’s previous line of credit facility with Silicon Valley Bank were outstanding at December 31, 2007 or March 31, 2008.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank, secured by the underlying assets. This facility allowed for a maximum of $750,000 to be borrowed through December 31, 2007, allowing the Company to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. No amounts were ever borrowed against this loan facility, and no amounts were outstanding under this equipment loan facility or any previous equipment loan facility with Silicon Valley Bank at December 31, 2007 or March 31, 2008.

These credit facilities contain covenants that limit the Company’s net losses and require certain minimum liquidity. In addition, the terms of these facilities prohibit the Company from paying dividends. As of December 31, 2007 and March 31, 2008, the Company was in compliance with all covenants and terms of these credit and loan facilities.

(5) NET INCOME (LOSS) PER SHARE

The dilutive effect of the Company’s stock options is calculated using the treasury stock method, based on the average share price of the Company’s common stock. Under the treasury stock method, the proceeds that would be hypothetically received from the exercise of all stock options with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The following is a reconciliation of the number of shares used in the basic and diluted net loss per share computations for the periods presented:

Shares used in basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended March 31,
	2008	2007
Shares used in basic net loss per share calculation	12,980	12,830
Effect of dilutive common stock equivalents (1)	—	—

Shares used in diluted net loss per share calculation	12,980	12,830

(1)	The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. For the three months ended March 31, 2008 and 2007, approximately 27,182 and 494,000 common stock equivalents calculated using the treasury stock method have been excluded from the computation of diluted net loss per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period. These dilutive common stock equivalents have been included in the table below.

Dilutive common stock equivalents excluded from the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options, calculated using the treasury stock method, excluded from the computation of diluted net loss per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period	27	494
Stock options excluded from the computation of diluted net loss per share on the basis that their exercise prices were greater than or equal to the average price of the common shares	2,578	1,014

Total common stock equivalents excluded from the computation of diluted loss per share	2,605	1,508

(6) OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2008 and 2007, comprehensive loss consisted of net loss, foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(373)	$(1,092)
Unrealized gain (loss) on investments	8	(1)
Change in cumulative translation adjustment	26	(2)

Comprehensive loss	$(339)	$(1,095)

At March 31, 2008, total cumulative translation loss was $232,000 and total cumulative unrealized gain on investments was $11,000. As March 31, 2007, total cumulative translation loss was $322,000, and total cumulative unrealized gain on investments was $3,000.

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

	Domestic (1)	International	Total
Three months ended March 31, 2008
Revenues	$2,248	$2,636	$4,884
Contribution margin	721	1,078	1,799
Unallocated costs and expenses			(2,282)

Loss from operations			$(483)

	Domestic (1)	International	Total
Three months ended March 31, 2007
Revenues	$3,093	$3,090	$6,183
Contribution margin	788	1,055	1,843
Unallocated costs and expenses			(3,055)

Loss from operations			$(1,212)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

(8) REVENUE CONCENTRATION

One customer accounted for more than 10% of the Company’s total consolidated revenues for the three months ended March 31, 2008 and 2007. This customer accounted for 16% ($0.8 million) and 17% ($1.1 million) of total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

This same customer accounted for 24% of the Company’s total consolidated accounts receivable balance as of March 31, 2008, and 19.6% as of March 31, 2007.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At March 31, 2008, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this report and the information provided in the section entitled “Risk Factors” in Part II, Item 1A of this report.

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

Words such as “will,” “plan,” “believe,” “anticipate,” “expect” and “intend” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based on the judgment and opinions of management at the time the statements are made. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could affect their accuracy. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in Part II, Item 1A of this report. Other factors besides those described in this report could also affect actual results.

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

Our predictive analytic software and services solve a broad range of problems across multiple industries. For example:

•

Customers in the financial services sector use our solutions to adjust for risk and perform portfolio optimization in stock portfolios, and to manage their risk by estimating risk and risk-adjusted returns for a wide variety of investment vehicles as well as their overall businesses;

•

Pharmaceutical companies utilize our analytic reports and graphics to discern safety and efficacy signals earlier in the drug development/clinical trials process, which helps to decrease their product development costs and time to market; and

•	Retailers use our customer analytics solutions to help determine marketing promotions and pricing, reduce customer churn and increase customer retention and lifetime customer value.

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, the United Kingdom, Switzerland, France and Hong Kong, with distributors around the world. As of March 31, 2008, we employed 113 employees worldwide, of which 105 were full-time employees.

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

Revenue Recognition

We derive our revenues primarily from three sources:

•	License revenues, which consist of perpetual and fixed term software license fees;

•	Maintenance revenues, which consist of fees for maintenance and support; and

•	Professional services revenues, which consist of fees for consulting and training.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our employee stock purchase plan, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. We have applied the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Accordingly, our consolidated financial statements reflect the impact of SFAS 123R as of and beginning on January 1, 2006.

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

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	1.79%	4.54%
Expected dividend yield	None	None
Expected life	3.73 years	3.71 years
Expected volatility	57.0%	63.3%

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

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses because sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There were no unrecognized tax benefits as March 31, 2008 or December 31, 2007.

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

Results of Operations

Revenues by Type

We have three classifications of revenue on our statement of income: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three months ended March 31,		Percent Increase (Decrease)
	2008	2007
Revenues (in thousands):
Software licenses	$1,674	$2,042	(18)%
Software maintenance	2,103	2,013	4%
Professional services and other	1,107	2,128	(48)%

Total	$4,884	$6,183	(21)%

Revenues by type (as % of total revenues):
Software licenses	34%	33%
Software maintenance	43%	33%
Professional services and other	23%	34%

Total	100%	100%

Total Revenues

Total revenues for the three months ended March 31, 2008 were $4.9 million, representing a decrease of 21% ($1.3 million) compared to the corresponding period of 2007. We believe this decrease resulted from the following factors:

•

We experienced significant turnover in our sales force in the third and fourth quarters of 2007, continuing into the first quarter of 2008. Two sales vice presidents, one for North America and one for Europe, resigned in the fourth quarter of 2007 and were replaced by one worldwide vice president of field operations in the first quarter of 2008. This transition and significant turnover at the sales representative level over the past three quarters harmed, and continues to harm, our ability to generate sales.

•

Our business in the financial services market has declined, especially in the United States. In addition to being affected by the sales turnover described above, we believe our ability to sell to financial services customers continued to be affected by the sub-prime mortgage crisis in the financial services market, especially in the United States. We continued to do strong business with our large European financial services customer, but we did not generate the revenue from new financial services customers that we had anticipated. We believe that the decrease may also be attributable in part to an increase in the number of financial services organizations considering R (the free, open-source version of the S language) as an alternative to S-PLUS.

•

The sales cycles for transactions that involve large scale deployments have been taking 6 to 12 months, and shifting our focus to larger, more complex enterprise sales is lengthening our sales cycles even further. We did not close on any large solutions deals in the first quarter of 2008, and compared to the first quarter of 2007 (during which we generated the highest quarterly professional services revenues in our history), we generated $1 million less in professional services revenue.

•

Our business of selling desktop S-PLUS software for use by individual statisticians declined, impacted by the soft economy and increased competition from R. We believe that R has made, and will continue to make, inroads in many organizations, especially at the desktop level.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term license agreements.

Total software license revenues decreased by 18% ($368,000) during the three months ended March 31, 2008, as compared to the corresponding period in 2007. This decrease was driven by a 31% ($343,000) decrease in Domestic license revenues and a 3% ($25,000) decrease in International license revenues. These decreases were a result of the factors described in Total Revenues above.

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

Software maintenance revenues increased by 4% ($90,000) during the three months ended March 31, 2008, as compared to the corresponding period in 2007. This increase was driven by a 20% ($136,000) increase in International maintenance revenues, offset by a 3% ($46,000) decrease in Domestic maintenance revenues. International maintenance revenue levels benefited from increases in our maintenance pricing, and successful efforts to bring back customers who had previously allowed their maintenance to lapse. Domestic maintenance revenue levels also benefited from these factors, but the benefit was offset by declining license revenue in recent quarters and our delaying two large first quarter 2008 maintenance renewals to the second quarter of 2008 to allow time to renegotiate more favorable terms. In order to maintain our maintenance revenues, we must sell sufficient new software licenses, or increase our renewal rates, or both.

Professional Services and Other Revenues

Professional services and other revenues are generated from performing consulting and training activities.

Professional services and other revenues decreased by 48% ($1.0 million) during the three months ended March 31, 2008, as compared to the corresponding period in 2007. The decrease reflects a decrease of 69% ($456,000) in our Domestic segment and a decrease of 38% ($564,000) in our International segment. The decreases in our Domestic segment were a result of the factors described in Total Revenues above. The decrease in our International segment resulted from a decrease in the amount of consulting work performed for our largest customer, an international financial services firm, as well as the factors described in Total Revenues above.

Professional services revenues from this international financial services customer were $0.8 million during the three months ended March 31, 2008, compared to $1.0 million during the corresponding period in 2007. This customer accounted for 70% of our total professional services revenues during the three months ended March 31, 2008, compared to 48% during the corresponding period in 2007. We expect this customer to continue to account for a substantial proportion of our professional services and other revenues for the remainder of 2008.

Revenues by Segment and Geography

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three months ended March 31,		Percent (Decrease)
	2008	2007
Revenues (in thousands):
Domestic	$2,248	$3,093	(27)%
International	2,636	3,090	(15)%

Total	$4,884	$6,183	(21)%

Revenues (as % of total revenues):
Domestic	46%	50%
International	54%	50%

Total	100%	100%

Domestic Revenues

Domestic revenues decreased by 27% ($845,000) during the three months ended March 31, 2008, as compared to the corresponding period in 2007. The decrease reflects a 31% ($343,000) decrease in Domestic software license revenues, a 69% ($456,000) decrease in Domestic professional services revenues, and a 3% ($46,000) decrease in Domestic maintenance revenues. These decreases were a result of the factors described in Total Revenues above.

International Revenues

International revenues decreased by 15% ($454,000) during the three months ended March 31, 2008, as compared to the corresponding period in 2007. The decrease reflects a decrease of 3% ($25,000) in International software license revenues and a decrease of 38% ($565,000) in International professional services revenues, offset by an increase of 20% ($136,000) in International maintenance revenues.

The decrease in our International software license revenues were a result of the factors described in Total Revenues above. The decrease in our International professional services revenues resulted from the factors described in Total Revenues above as well as performing less consulting work for the international financial services customer mentioned in Total Professional Services and Other Revenues above. This customer accounted for 16% ($0.8 million) of our total revenues during the three months ended March 31, 2008 and 17% ($1.1 million) during the corresponding period in 2007. We expect this customer to continue to account for a substantial portion of our revenues during the remainder of 2008.

The increase in our International maintenance revenues were a result of the factors described in Total Maintenance Revenues above.

Cost of Revenues

	Three months ended March 31,		Percent (Decrease)
	2008	2007
Cost of revenues (in thousands):
Software-related	$255	$362	(30)%
Professional services and other	840	1,467	(43)%

Total	$1,095	$1,829	(40)%

Cost of software-related revenues as a % of software-related revenues	7%	9%
Cost of professional services and other revenues as a % of professional services and other revenues	76%	69%

Total	22%	30%

Cost of Software-Related Revenues

Cost of software-related revenues consists of royalties for third-party software, product media, product duplication, manuals, amortization of certain acquired technology costs, and maintenance and technical support costs. Technical support costs consist primarily of the following:

•	Direct headcount-related costs, such as salaries, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, the cost of software-related revenues decreased in absolute dollars by 30% ($107,000) and decreased as a percentage of software-related revenues by two percentage points. These decreases were due to a decrease in direct materials costs resulting from a corresponding decrease in sales and an equal decrease in amortization expense related to the final amortization in January 2007 of the S programming language purchased from Lucent Technologies Inc. in January 2004.

Cost of software-related revenues fluctuates from period to period depending on the mix and level of revenues, and depending on whether a particular quarter includes the costs, such as materials and distribution costs, of a license upgrade to existing maintenance customers. Significant components of software-related costs of revenues are fixed, such as the costs associated with providing technical support.

Cost of Professional Services and Other Revenues

Cost of professional services and other revenues consist primarily of the following:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs, including costs related to training.

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, the cost of professional services and other revenues decreased in absolute dollars by 43% ($0.6 million) and increased as a percentage of professional services and other revenues by seven percentage points. The decrease in absolute dollars reflects a reduction in the headcount in our European consulting organization during the third quarter of 2007 and reduction in the headcount in our Domestic consulting organization during the fourth quarter of 2007. These headcount reductions were made in order to bring our consulting capacity in line with our revenue levels.

The increase in the cost of professional services and other revenues as a percentage of professional services and other revenues resulted from the fact that a portion of our costs of professional services and other revenues are relatively fixed in the short term. As a result, the decrease in those costs was not as great or as rapid as the decrease in revenues. In addition, because of our reduced professional services revenues, utilization of our consulting staff was lower in the first quarter of 2008 than in the first quarter of 2007.

The costs of professional services and other revenues as a percent of revenues, and gross margins, can fluctuate from quarter-to-quarter and year-to-year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels.

Operating Expenses

Throughout 2006 and continuing through the first half of 2007, we continued hiring personnel in all areas of our business, as well as domestically and internationally. This hiring was predicated on the belief that, as we invested in our business, we would generate enough revenues to maintain an appropriate level of operating income or loss. The expected revenue levels did not materialize and our loss levels became too great. Consequently, during the fourth quarter of 2007, we enacted a plan to decrease our ongoing cost structure. The plan included an immediate workforce reduction, with the largest reductions in research and development. Headcount reductions as part of this initiative, together with other voluntary and involuntary employee terminations throughout the company, resulted in a decrease in total worldwide employee headcount from 152 employees at September 30, 2007 to 119 employees at December 31, 2007. Since then, we have experienced more, mostly voluntary, attrition bringing our total employee headcount at March 31, 2008 to 113. In addition to lower personnel-related costs going forward, we expect the reduced headcount to enable us to consolidate leased space and decrease our ongoing rent expense. However, we may be unable to realize these savings to the extent expected, or at all, if we cannot sublease or otherwise dispose of our excess space on favorable terms. As of March 31, 2008 we have been unable to sublease our excess space.

Sales and Marketing

	Three months ended March 31,		Percent (Decrease)
	2008	2007
Sales and marketing expenses (in thousands)	$2,012	$2,645	(24)%
Sales and marketing expenses (as percentage of total revenues)	41%	43%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, sales and marketing expenses decreased in absolute dollars by 24% ($0.6 million) and decreased as a percentage of total revenues by two percentage points. These decreases were primarily due to decreases in direct and indirect headcount-related costs resulting from the headcount reductions discussed in Operating Expenses above, and to a smaller degree, to a reduction in costs associated with promotional activities, such as the costs of advertising and trade shows.

Research and Development, Net

	Three months ended March 31,		Percent (Decrease)
	2008	2007
Research and development (in thousands):
Research and development	$1,294	$2,000	(35)%
Less - funded research	(361)	(506)	(29)%

Research and development, net	$933	$1,494	(38)%

Research and development (as percentage of total revenues):
Research and development	27%	32%
Less - funded research	(7)%	(8)%

Research and development, net	19%	24%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

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

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, gross research and development expenses decreased in absolute dollars by 35% ($0.7 million) and decreased as a percentage of total revenues by five percentage points. These decreases were primarily due to decreases in direct and indirect headcount-related costs resulting from the headcount reductions discussed in Operating Expenses above, as well as a reduction of R&D headcount and related costs resulting from the sale of our InFact technology in the third quarter of 2007. We also had a reduction in the use of outsourced development contractors.

Funded research.

Funded research is recorded as an offset to research and development expense in our income statement. During the three months ended March 31, 2008, as compared to the corresponding period in 2007, funded research decreased in absolute dollars by 29% ($145,000) and decreased as a percentage of total revenues by one percentage point. These decreases were a result of a fewer personnel available to perform funded research activities due mostly to the shifting to the Data Analysis development group, and departure, of billable InFact related personnel.

Research and development, net.

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, total net research and development costs decreased in absolute dollars by 38% ($561,000) and decreased as a percentage of total revenues by five percentage points for the reasons described above.

General and Administrative

	Three months ended March 31,		Percent Decrease
	2008	2007
General and administrative (in thousands)	$1,327	$1,427	(7)%
General and administrative (as percentage of revenues)	27%	23%

General and administrative expenses consist primarily of the following costs associated with finance, accounting, legal, corporate governance, investor relations and administration, including the office of the chief executive officer and the board of directors:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense and direct employee benefits;

•	General corporate costs, such as audit fees, legal fees, operating taxes and licenses, and fees associated with compliance with various government regulations;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

During the three months ended March 31, 2008, as compared to the corresponding period in 2007, general and administrative expenses decreased in absolute dollars by 7% ($100,000) and increased as a percentage of total revenues by four percentage points. The decrease in absolute dollars were due to decreases in direct and indirect headcount-related costs resulting from headcount reductions, as discussed in Operating Expenses above, as well as lower stock compensation expense, and we had lower external legal fees and Sarbanes Oxley related costs offset by increases in various other cost categories. The increase in general and administrative expenses as a percentage of total revenues was due to the fact that our revenues decreased to a greater extent than our general and administrative expenses.

Other Income (Expense)

Other income (expense) consists of the following:

	Three months ended March 31,
	2008	2007
Interest income	$97	$129
Foreign exchange transaction gains (losses)	31	3

	$128	$132

Interest income. The decrease in interest income during the three months ended March 31, 2008, as compared to the corresponding period in 2007, resulted from a general decline in market returns for short- to medium-term investments and from investing a smaller portion of our cash reserves into higher-yielding instruments.

Foreign exchange transaction gains (losses). Foreign exchange transaction gains and losses result from changes in exchange rates on transactions denominated and/or settled in currencies other than that of an entity’s functional currency. This includes the effect that foreign exchange rate fluctuations have on intercompany amounts due from one of our international subsidiaries to our U.S. parent company, or to our other international subsidiaries, that are expected to be settled within the foreseeable future. Foreign currency gains or losses resulting from intercompany amounts due from one of our international subsidiaries to the U.S. parent company, or to our other international subsidiaries, that are not expected to be settled within the foreseeable future are included in stockholders’ equity in Other Comprehensive Income (Loss) during the period in which the exchange rates fluctuate.

We incurred foreign exchange transaction gains of $31,000 and $3,000 during the three months ended March 31, 2008 and 2007, respectively. These gains were due to changes in foreign currency exchange rates and changes in the relative strength of the U.S. dollar and the effect these changes have on the carrying amounts of U.S. dollar-denominated intercompany operating loans due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future, the U.S. dollar-denominated cash equivalents held by an international subsidiary, and the relative balance between the U.S. dollar-denominated intercompany loans and cash equivalents.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax expense for the three months ended March 31, 2008 was minor and changed only slightly as compared to the corresponding period of 2007. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of operating income and loss generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $11.0 million at December 31, 2007 to $11.2 million at March 31, 2008. This increase was due to collections made on our accounts receivables balances, which were $1.0 million greater at December 31, 2007 than they were at March 31, 2008. This increase in collections and the related decrease in our accounts receivables balance reflect the fact that our software maintenance renewals are typically greatest in the fourth quarter, and the bulk of the subsequent collections (receivables) on these fourth quarter renewals occur from January through March.

Our working capital increased from $5.2 million at December 31, 2007 to $6.0 million at March 31, 2008. This increase was primarily due to $0.9 million in maturities on our long-term investments being invested into short-term investments.

Cash Flows

We generated $0.2 million in cash from operating activities during the three months ended March 31, 2008, compared to generating $1.5 million during the corresponding period in 2007. The decrease of $1.3 million in operating cash inflows is primarily due to collecting $1.5 million dollars less in accounts receivable during the three months ended March 31, 2008, as compared to the corresponding period in 2007. This decrease in collections resulted from having a lower beginning accounts receivable balance in the first quarter of 2008 than in the first quarter of 2007, which in turn was due to lower revenues booked in the fourth quarter of 2007 than in the fourth quarter of 2006.

The difference between our net loss and our operating cash inflow or outflow is attributable to non-cash expenses included in net loss and changes in operating assets and liabilities, as presented below (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(373)	$(1,092)
Add: non-cash expenses	311	509
Adjust for: changes in operating assets and liabilities	302	2,074

Net cash provided by operating activities	$240	$1,491

Non-cash expenses consist of the amortization of intangible assets, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in a net cash outflow of $1.2 million for the three months ended March 31, 2008, compared to an outflow of $0.7 million for the corresponding period in 2007. This increase of $0.5 million in cash used by investing activities was due primarily to an increase in the portion of our cash reserves that were invested in short- and long-term investments during the three months ended March 31, 2008, as compared to the corresponding period in 2007.

Cash generated from financing activities decreased from $138,000 during the three months ended March 31, 2007 to zero during the corresponding period in 2008. This decrease resulted from a decrease in proceeds received from the exercise of employee stock options during the three months ended March 31, 2008, as compared to the corresponding period in 2007, because no employee stock options were exercised during the three months ended March 31, 2008.

Sources of Liquidity

In May 2007, we renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank. The terms provide for up to $3.0 million in borrowing availability through May 30, 2008. This facility is secured by our accounts receivable and allows us to borrow up to the lesser of 75% of our eligible accounts receivable or $3.0 million. Borrowings under the facility bear interest at the prime rate. The prime rate was 5.25% at March 31, 2008. No amounts were outstanding at March 31, 2008 or December 31, 2007 under this line of credit facility or our previous line of credit facility with Silicon Valley Bank.

In May 2007, we entered into a new equipment loan facility with Silicon Valley Bank. This facility allows a maximum of $750,000 to be borrowed through December 31, 2007, with the loan secured by the underlying assets. We are entitled to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. Each borrowing under the equipment loan will bear interest at the prime rate plus 0.25% and will be repaid over a 36-month payment period beginning on 30 days after the applicable advance. The final maturity date will be no later than December 31, 2010. No amounts were outstanding at March 31, 2008 or December 31, 2007 under this equipment loan facility or our previous equipment loan facility with Silicon Valley Bank.

These credit facilities contain covenants that limit our net losses and require certain minimum liquidity. In addition, we are prohibited under these facilities from paying dividends.

At March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and short and long-term investments totaling $11.2 million in the aggregate, as well as available credit. Our principal liquidity needs are financing of accounts receivable, capital assets, strategic investments, and operations, as well as flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents and available credit will be sufficient to meet our financial obligations for the foreseeable future. However, if for whatever reason we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all.

Commitments

As of March 31, 2008, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington and other domestic and international locations, as well as equipment leases and financing, are as follows (in thousands):

	2008	2009	2010	2011	Total
Operating lease obligations	$821	$1,013	$637	$4	$2,475

Rent expense under our operating leases was $282,000 and $236,000 for the three months ended March 31, 2008 and 2007, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, you should carefully read and consider the following risk factors. If any of these risks is actually realized, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

We have incurred losses in past periods and have incurred losses in recent periods, and may not achieve or sustain profitability.

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, for the first and second quarters of 2006, for the first, second and fourth quarters of 2007, and for the first quarter of 2008. We achieved only small profits for the third and fourth quarters of 2006, and we achieved a profit for the third quarter of 2007 only because we recorded a $3.5 million gain on the sale of our InFact technology and related intellectual property. As of March 31, 2008, we had an accumulated deficit of $28.3 million. We may experience additional losses and negative cash flows in the near term, even if revenues from our products and services grow. Our revenues declined significantly during the three months ended March 31, 2008, as compared to the corresponding period in the prior year, and they may not stabilize or grow in the future. Regardless of our revenues, we may not achieve or sustain profitability in future periods.

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

Our operating results have varied widely in the past, and we expect that they could continue to fluctuate in the future. Our stock price could decrease if our operating results for a particular quarter or year fall below our expectations or those of securities analysts and investors. Because we cannot predict our revenues and expenses with certainty, our expectations of future profits or losses may differ from actual results. It is particularly difficult to predict the timing or amount of our license revenues because:

•	our sales cycles are variable and growing longer, typically ranging between one and twelve months (or even longer for large transactions) from our initial contact with a current or potential customer;

•	a substantial portion of our sales are completed at the end of the quarter and, as a result, a substantial portion of our license revenues are recognized in the last days of a quarter;

•	the amount of unfulfilled orders for our products is typically small; and

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

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project or a number of projects for a particular customer requires us to allocate a significant portion of our consulting time to the customer during a reporting period, the unplanned or untimely cessation of the project(s), or the failure of the customer to engage us for additional anticipated projects, would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one international financial services customer that accounted for 11% of total revenues during 2006, 15% during 2007, and 16% during the three months ended March 31, 2008, and we expect this customer to continue to account for a substantial proportion of our revenues during the reminder of 2008. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, or if they engage us for fewer consulting projects than we anticipate, we would suffer significant reductions in our expected level of revenue and profit margins, and we would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

Market acceptance of R, the open source alternative to our proprietary S-PLUS software, poses a threat to our future operating results.

Our business model has been based upon customers agreeing to pay a fee to license software that we develop and distribute. In recent years, the open-source, non-commercial software model has presented a growing challenge to the commercial software model. Under this non-commercial software model, open source software is produced by loosely associated groups of unpaid programmers and made available for license to end users without charge. Some open source software is distributed at nominal cost by companies that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. The most notable example of open source software is the Linux operating system, which has presented a competitive challenge to leading vendors of proprietary operating systems such as Windows. In the predictive analytics market, we face similar challenges because of the availability of R, an open source implementation of the S language that forms the core of our S-PLUS product. The information technology departments of some of our potential customers are developing data analysis solutions using R, and some companies are distributing R and offering complementary products and services for R. While we believe our products provide customers with significant advantages, the popularization of R continues to pose a significant challenge to our business model. To the extent that products utilizing the R language gain increasing market acceptance, sales of our S-PLUS products may decline, we may have to reduce the prices we charge for our products, and revenues and operating margins may consequently decline.

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

Our future performance will depend largely on the efforts and abilities of our key personnel, including but not limited to technical and sales personnel. Our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. Because our key employees are not obligated to continue their employment with us, they could leave at any time. Departures of, or failure to recruit and retain replacements of, key executives and other employees could harm our reputation and our ability to execute our business strategy and generate revenues. We have recently experienced the loss of key employees and management. For example, in the second half of 2007 and into the first quarter of 2008 we experienced significant turnover and disruption in our sales organization, including the loss of our vice president of Europe and our vice president of North American sales. The loss of these employees harmed our ability to generate revenues in the third and fourth quarters of 2007 and the first quarter of 2008. We expect these losses to continue to harm our operating results throughout 2008, as we hire, train and integrate our new management and new personnel. In addition, failure to attract and retain research and development personnel when needed, or reductions in our existing personnel (such as the reduction in research and development and other personnel that we implemented in the fourth quarter of 2007), could harm our ability to develop and introduce new products and enhancements successfully or in a timely manner. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

In order to decrease our ongoing cost structure, we have decreased our headcount through voluntary and involuntary employee terminations throughout the company. Our employee headcount has decreased from 152 employees at September 30, 2007 to 119 employees at December 31, 2007. Since then, we have experienced more, mostly voluntary, attrition bringing our total employee headcount at March 31, 2008 to 113. These headcount reductions have occurred in all areas and regions of our business. This reduction in work force may impact our ability to generate revenues. For example, if the anticipated negative effects of headcount reductions on our research and development programs are greater than or different than we anticipated, our ability to timely and successfully develop new products or product enhancements could be harmed. In addition, our reduction in force may yield unanticipated consequences, such as attrition beyond our planned reductions, and we may encounter difficulty in managing our business as a result.

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

To be successful, we must continue to enhance our current product line for both desktop and enterprise products and timely develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. Over the last several years we have been transitioning from focusing primarily on desktop products to developing and selling more complex product and service offerings oriented towards enterprises and particular industries. As a result, among other investments, we are currently focusing research and development efforts on developing industry-oriented solutions and enhancing the scalability and deployability of our current product offerings. These investments may strain our financial resources and diffuse management’s time and attention. We ultimately may be unable to successfully and efficiently enhance key features of our products and develop new industry-oriented solutions to the extent necessary to achieve market acceptance. To the extent any enhancements or solutions require us to license third party technology, we may be unable to do so on acceptable terms or to integrate such technology with our existing products. We have significantly reduced our headcount in our research and development organization and other parts of our business and the anticipated negative effects of this reduction on our research and development programs may be greater than or different than what we anticipated. If we are unable to develop new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our research and development investments and sales of our products could decline.

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

We were required to comply with the provisions of SOX 404 for the fiscal year ending December 31, 2007. In order to furnish the required report on management’s assessment of the design and effectiveness of our internal controls, we have expended significant effort in documenting the design of our internal controls and testing the processes that support management’s evaluation and conclusion. We will continue to incur costs for SOX 404 compliance throughout 2008 and beyond, and these costs may be significant in relation to our revenues. For example, this process has required us to engage outside contractors, which has resulted and will continue to result in additional accounting and information technology expenses. Additionally, as our business evolves, so too do our processes and the related controls. Consequently, as part of our continued and required assessment of our internal controls, certain deficiencies may be discovered that would require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

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

Notwithstanding our SOX 404 compliance efforts, our internal controls might not prove sufficient in the future, given our limited resources, or as we adjust our processes and related controls to accommodate changes in our business. In addition, we may encounter problems and delays in continuing our ongoing monitoring and evaluation, making improvements, or both. If we are unable to maintain compliance with the requirements of SOX 404, and to do so in a timely manner, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

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

In the first quarter of 2008, more than half of our revenues came from international business activities. Our international sales are subject to the risks inherent in international business activities, including:

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

We focus primarily on the financial services and life sciences markets and are thus sensitive to changes in the specific economic conditions that affect those markets. The financial services market in particular is currently facing great industry turmoil, with many leading financial services firms facing illiquidity crises. This turmoil and uncertainty could adversely affect the demand for our solutions by key financial services customers. Substantial changes in the economic condition of the life sciences market also would affect our ability to sell our products and services.

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $2.3 million in 2006, $1.9 million in 2007, and $0.4 million during the three months ended March 31, 2008. These amounts are recorded as offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs, without a concomitant reduction in personnel and other costs, would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for those research contracts and we will have to incur certain research and development expenses without the benefit of offsets. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

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

Our stock price may be volatile.

The price of our common stock has been volatile. In 2007, the price reached a high of $3.18 and a low of $1.02. During the three months ended March 31, 2008, the price reached a high of $1.69 and a low of $0.72. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them.

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

Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. During the first quarter of 2008, our stock price temporarily dipped below $1.00 per share. If we were delisted from the NASDAQ Capital Market, trading, if any, in our shares could continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” If our stock were to trade on an over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed and security analysts’ coverage of us could be reduced. Also, a delisting could have a material adverse effect on the price for our shares and our ability to issue additional securities or to secure additional financing. In addition, delisting from the NASDAQ Capital Market may subject our common stock to “penny stock” rules under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in securities deemed penny stocks under the rules of the Exchange Act. Such requirements could severely limit the liquidity of our securities.

ITEM 6.	EXHIBITS

(a) See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Certificate of Amendment to Certificate of Incorporation of the registrant (Exhibit 3.3) (B)

3.3	Amended and Restated Bylaws of the registrant (Exhibit 3.1) (C)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 2, 2008.