Form 10-Q
period 2008-06-30
INSIGHTFUL CORP
filed 2008-08-14
CIK 895095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, was 13,014,636 as of July 31, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,530	$6,663
Trade accounts receivable, net	3,168	4,181
Short-term investments	4,499	1,899
Other receivables	294	303
Prepaid expenses and other current assets	433	558

Total current assets	13,924	13,604
Long-term investments	1,510	2,405
Property and equipment, net	2,111	2,457
Goodwill	800	800
Other assets	111	109

Total assets	$18,456	$19,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	395	630
Accrued payroll-related liabilities	1,246	1,508
Accrued expenses and other current liabilities	935	392
Deferred revenue - short term	5,455	5,861

Total current liabilities	8,031	8,391
Deferred revenue - long term	143	152
Commitments and contingencies (see note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized - 1,000,000 shares
Issued and outstanding-none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding - 13,014,636 and 12,979,925 shares at June 30, 2008 and December 31, 2007	130	130
Additional paid-in capital	39,183	38,873
Accumulated deficit	(28,788)	(27,916)
Other accumulated comprehensive loss	(243)	(255)

Total stockholders’ equity	10,282	10,832

Total liabilities and stockholders’ equity	$18,456	$19,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$1,703	$1,718	$3,378	$3,761
Software maintenance	2,305	2,043	4,408	4,057
Professional services and other	1,382	1,758	2,489	3,886

Total revenues	5,390	5,519	10,275	11,704

Cost of revenues:
Software related	256	242	510	604
Professional services and other	1,007	1,276	1,848	2,744

Total cost of revenues	1,263	1,518	2,358	3,348

Gross profit	4,127	4,001	7,917	8,356

Operating expenses:
Sales and marketing	1,944	2,753	3,958	5,398
Research and development	1,144	2,054	2,437	4,054
Less—Funded research	(250)	(511)	(611)	(1,017)

Research and development, net	894	1,543	1,826	3,037
General and administrative	1,929	1,123	3,256	2,550

Total operating expenses	4,767	5,419	9,040	10,985

Loss from operations	(640)	(1,418)	(1,123)	(2,629)
Other income, net	143	171	271	302

Loss before income taxes	(497)	(1,247)	(852)	(2,327)
Income tax expense	(2)	(11)	(20)	(23)

Net loss	$(499)	$(1,258)	$(872)	$(2,350)

Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.07)	$(0.18)

Basic and diluted weighted average common shares outstanding	12,983	12,886	12,981	12,858

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net loss	$(872)	$(2,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	405	546
Stock-based compensation expense	255	398
Changes in current assets and liabilities:
Trade and other accounts receivable	1,154	2,586
Prepaid expenses and other assets	126	(34)
Accounts payable	(261)	(209)
Accrued payroll-related liabilities and other accrued expenses	246	(660)
Deferred revenue	(519)	97

Net cash provided by operating activities	534	374

Investing activities:
Purchases of short- and long-term investments	(6,009)	(1,490)
Proceeds from sales and maturities of short- and long-term investments	4,300	722
Purchases of property and equipment	(52)	(370)

Net cash used in investing activities	(1,761)	(1,138)

Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	54	232

Net cash provided by financing activities	54	232

Effect of exchange rate changes on cash and cash equivalents	40	(57)

Net decrease in cash and cash equivalents	(1,133)	(589)

Cash and cash equivalents, beginning of period	6,663	7,320

Cash and cash equivalents, end of period	$5,530	$6,731

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$30	$66

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHTFUL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2008

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

On June 18, 2008, the Company, TIBCO Software Inc. and Mineral Acquisition Corporation, a wholly owned subsidiary of TIBCO, entered into an Agreement and Plan of Merger under which the TIBCO subsidiary will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TIBCO. See Note 10.

(b) Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The Company’s consolidated financial statements as of and for the six months ended June 30, 2008 and 2007 reflect the impact of SFAS 123R.

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2008 and 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense under SFAS 123R related to employee stock options and ESPP purchases for the six months ended June 30, 2008 and 2007, which was allocated as follows (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Cost of revenues	$4	$3	$5	$18
Sales and marketing	47	43	47	102
Research and development, net	22	17	36	40
General and administrative	78	117	167	238

Stock-based compensation expense included in operating expenses	$151	$180	$255	$398

The weighted average fair value of employee stock options granted in the six months ended June 30, 2008 and 2007 was $0.48 and $1.26, respectively. As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.91%	4.89%	1.81%	4.57%
Expected dividend yield	None	None	None	None
Expected life	3.75 years	3.50 years	3.73 years	3.69 years
Expected volatility	57.0%	62.0%	57.0%	63.2%

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

The 2001 Plan provides for the automatic increase in the number of shares reserved for issuance of stock options under the 2001 Plan on the first day of each fiscal year, in an amount equal to the lesser of (a) 1,000,000 shares, (b) 7% of the outstanding shares in the last day of the prior fiscal year, or (c) an amount determined by the board of directors. On January 1, 2007, 905,405 additional option shares were made available for future grant. On January 1, 2008, no additional option shares were added to the plan, in accordance with the determination of the board of directors. As of June 30, 2008, 2,117,834 option shares were available for future grant under the 2001 Plan. Option grants under the 2001 Plan are typically made at fair market value at the time of grant and vest over a four-year period. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

Under the Company’s 2001 Non-Employee Director Stock Option Plan (the “2001 Directors’ Plan”), non-employee directors are eligible to receive annual grants of options to purchase shares of Company common stock. As of June 30, 2008, 473,083 option shares were available for future grant under the 2001 Directors’ Plan. All grants under the 2001 Directors’ Plan are made at fair market value at the time of grant and, for grants prior to March 16, 2007, were fully vested upon grant. On March 16, 2007, the 2001 Directors’ Plan was amended to provide for a one-year vesting period for all future grants made under the plan. Each option expires 10 years from the date of grant, subject to earlier termination if the optionee ceases to provide services to the Company, and is not transferable.

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

(d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than three months at the time of purchase. As of December 31, 2007, cash and cash equivalents amounted to $6.7 million, and marketable securities classified as cash equivalents amounted to $4.1 million. As of June 30, 2008, cash and cash equivalents amounted to $5.5 million, and marketable securities classified as cash equivalents amounted to $2.0 million.

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

As of June 30, 2008, the Company’s total marketable securities were $8.0 million, of which $2.0 million were classified as cash equivalents, $4.5 million were classified as short-term investments, and $1.5 million were classified as long-term investments. Of this $8.0 million in marketable securities, $3.5 million were corporate debt securities and $4.0 million were government and agency obligations, and $0.5 million were money market funds. As of June 30, 2008, marketable securities had an unrealized gain of $350 and realized gains and losses of zero.

(f) Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions)

	As of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2.0	$2.0	$—	$—
Short-term investments	4.5	4.5	—	—
Long-term investments	1.5	1.5	—	—

(g) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

(h) Research and Development

The Company accounts for its software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”). Under SFAS 86, all such costs incurred up to the point of ‘technological feasibility’ (defined as a working model) are expensed as incurred, and costs incurred up to the point when the software is available for general release to customers are capitalized. During the six months ended June 30, 2008 and 2007, the Company expensed all research and development costs, as the costs incurred from the date of ‘technological feasibility’ to the general release date were not significant.

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

(j) Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities of foreign locations are translated to U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity. The Company is subject to transaction gains and losses from period to period due to exchange rate fluctuations. The effect of aggregate foreign currency transaction gains and losses is included in other income. For the three-month periods ended June 30, 2008 and 2007, the aggregate foreign currency transaction gains were $9,000 and $40,000, respectively. For the six month periods ended June 30, 2008 and 2007, the aggregate foreign currency transaction gains were $41,000 and $43,000, respectively.

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

The Company performs a goodwill impairment test annually, using a measurement basis date of October 1. Additional tests are performed when events occur or circumstances change that would give reason to suspect or indicate that such events will more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment was determined in the annual impairment test for 2007, nor did any such events occur or circumstances exist during the six months ended June 30, 2008 that would indicate that impairment existed as of June 30, 2008.

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

(n) Financial Instruments

At June 30, 2008, the Company had the following financial instruments: cash and cash equivalents, short and long-term investments, accounts receivable, other receivables, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, receivables, payables and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses because sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of June 30, 2008 or June 30, 2007.

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

(4) FINANCING ARRANGEMENTS

In May 2007, the Company renewed a working capital revolving line of credit and security agreement with Silicon Valley Bank, which expired on May 30, 2008. The terms provided for up to $3.0 million in borrowing availability through May 30, 2008. This facility was secured by the Company’s accounts receivable and allowed the Company to borrow up to the lesser of 75% of the Company’s eligible accounts receivable or $3.0 million. The interest rate on related borrowings was at prime rate, which at May 30, 2008 was 5.0%. No amounts under this line of credit facility or the Company’s previous line of credit facility with Silicon Valley Bank were ever borrowed, and hence, no amounts were outstanding at December 31, 2007 or June 30, 2008.

In May 2007, the Company entered into a new equipment loan facility with Silicon Valley Bank, secured by the underlying assets. This facility allowed for a maximum of $750,000 to be borrowed through December 31, 2007, allowing the Company to take up to six advances through December 31, 2007 for qualifying equipment purchased in the 90 days preceding the advance request (or 180 days for the initial advance), with each advance having a minimum borrowing amount of $75,000. No amounts were ever borrowed against this loan facility, and hence, no amounts were outstanding under this equipment loan facility or any previous equipment loan facility with Silicon Valley Bank at December 31, 2007 or June 30, 2008.

These credit facilities contained covenants that limited the Company’s net losses and required certain minimum liquidity. In addition, the terms of these facilities prohibited the Company from paying dividends. The Company was in compliance with all covenants and terms of these credit and loan facilities as of December 31, 2007 and May 30, 2008 (the expiration date of these credit facilities).

(5) NET LOSS PER SHARE

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

Shares used in basic and diluted net loss per share computations (in thousands, except footnote data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares used in basic net loss per share computation	12,983	12,886	12,981	12,858
Effect of dilutive common stock equivalents(1)	—	—	—	—

Shares used in diluted net loss per share computation	12,983	12,886	12,981	12,858

(1)	The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. For the three months ended June 30, 2008 and 2007, approximately 231,634 and 352,005, and for the six months ended June 30, 2008 and 2007, approximately 129,408 and 423,118 common stock equivalents calculated using the treasury stock method have been excluded from the computation of diluted net loss per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period. These dilutive common stock equivalents have been included in the table below.

Dilutive common stock equivalents excluded from the computation of basic and diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options, calculated using the treasury stock method, excluded from the computation of diluted net loss per share on the basis that their inclusion would have been anti-dilutive because the Company incurred a net loss in the period	232	352	129	423
Stock options excluded from the computation of diluted net loss per share on the basis that their exercise prices were greater than or equal to the average price of the common shares	2,242	1,513	2,313	1,187

Total common stock equivalents excluded from the computation of diluted loss per share	2,474	1,865	2,442	1,610

(6) OTHER COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2008 and 2007, comprehensive loss consisted of net loss, foreign currency translation adjustments, and unrealized gains on short-term investments in marketable securities. Total comprehensive loss for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(499)	$(1,258)	$(872)	$(2,350)
Unrealized loss on investments	(11)	(3)	(3)	(4)
Change in cumulative translation adjustment	(11)	(61)	15	(63)

Comprehensive loss	$(521)	$(1,322)	$(860)	$(2,417)

At June 30, 2008, total cumulative translation loss was $243,000 and total cumulative unrealized gain (loss) on investments was approximately zero. At June 30, 2007, total cumulative translation loss was $383,000, and total cumulative unrealized gain (loss) on investments was approximately zero.

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

	Domestic (1)	International	Total
Three months ended June 30, 2008
Revenues	$2,517	$2,873	$5,390
Contribution margin	1,042	1,161	2,203
Unallocated costs and expenses			(2,843)

Loss from operations			$(640)

Six months ended June 30, 2008
Revenues	$4,766	$5,509	$10,275
Contribution margin	1,763	2,239	4,002
Unallocated costs and expenses			(5,125)

Loss from operations			$(1,123)

	Domestic (1)	International	Total
Three months ended June 30, 2007
Revenues	$2,899	$2,620	$5,519
Contribution margin	697	739	1,436
Unallocated costs and expenses			(2,854)

Loss from operations			$(1,418)

Six months ended June 30, 2007
Revenues	$5,992	$5,712	$11,704
Contribution margin	1,485	1,795	3,280
Unallocated costs and expenses			(5,909)

Loss from operations			$(2,629)

(1)	The Domestic operations segment includes all U.S. and Canadian transactions.

(8) REVENUE CONCENTRATION

One customer accounted for more than 10% of the Company’s total consolidated revenues for the three and six months ended June 30, 2008 and 2007. This customer accounted for 15% ($0.8 million) and 16% ($1.6 million) of total consolidated revenues for the three and six months ended June 30, 2008, respectively. This same customer accounted for 18% ($1.0 million) and 18% ($2.3 million) of total consolidated revenues for the three and six months ended June 30, 2007, respectively.

This same customer accounted for 15% of the Company’s total consolidated accounts receivable balance as of June 30, 2008, and 7% as of June 30, 2007. No other customers accounted for 10% or more of the company’s total consolidated accounts receivable balance as of June 30, 2008 and 2007.

(9) COMMITMENTS AND CONTINGENCIES

In certain of its licensing agreements, the Company provides intellectual property infringement indemnifications. These indemnifications are excluded from the initial recognition and measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s policy is to record any obligation under such indemnification when a required payment under such indemnification is probable and the amount of the future loss is estimable. At June 30, 2008, there were no such indemnifications for which a required payment was deemed to be probable or estimable; therefore, no accrual has been made for potential losses associated with these indemnifications.

(10) ENTRY INTO A MATERIAL DEFINITIVE MERGER AGREEMENT

On June 18, 2008, the Company, TIBCO Software Inc. (“TIBCO”) and Mineral Acquisition Corporation, a wholly owned subsidiary of TIBCO (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Acquisition Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TIBCO (the “Merger”). The consummation of the Merger is subject to the conditions set forth in the Merger Agreement, including approval of the Merger Agreement by the Company’s stockholders, the requirement that less than 10% of the Company’s issued and outstanding shares exercise their appraisal rights under the Delaware General Corporation Law and other customary closing conditions.

At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive an amount in cash equal to $1.87 per share (the “Price-Per-Share”). In connection with the Merger, TIBCO will assume all issued and outstanding options to purchase Company common stock granted pursuant to the Company’s Amended and Restated 2001 Stock Option and Incentive Plan, and each other outstanding option to purchase shares of the Company’s common stock shall be (a) cancelled at the time of the Merger if such option has an exercise price equal to or greater than the Price-Per-Share or (b) exchanged for a cash payment equal to (i) the amount by which the Price-Per-Share exceeds the per share exercise price for the option multiplied by (ii) the number of shares subject to such option if such option has an exercise price less than the Price-Per-Share.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to obtaining the requisite approvals of the Company’s stockholders, restricting the solicitation of competing acquisition proposals by the Company and the Company’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger. The Merger Agreement also provides for the payment of a termination fee of $1.25 million to TIBCO in specified circumstances in connection with the termination of the Merger Agreement.

As of June 30, 2008, the Company has incurred approximately $1.0 million in acquisition-related costs and has recorded these costs to general and administrative expenses as incurred. Of these expenses, $0.1 million of investment banking fees were incurred and recorded in the fourth quarter of 2007, $0.1 million of investment banking fees were incurred and recorded in the first quarter of 2008, and $0.3 million of investment banking fees and $0.5 million in legal fees were incurred and recorded in the second quarter of 2008. Under the agreement with the Company’s investment banking firm, if and when the Merger is consummated, the Company will owe an additional $0.5 million in investment banking fees. Such additional fees, if paid, will be recorded to general and administrative expense when incurred. Since June 30, 2008, the Company has incurred, and continues to incur, legal costs related to the Merger, and will record these costs to general and administrative expense as incurred.

(11) SUBSEQUENT EVENTS

On July 24, 2008, the Company filed a definitive proxy statement related to the proposed Merger with the Securities and Exchange Commission. The Company will hold a special meeting of stockholders to vote on the proposed Merger at 9:00 a.m. Seattle time on August 29, 2008, at the offices of RR Donnelly, 999 Third Avenue, Suite 3201, Seattle, Washington 98104. The Company’s stockholders at the close of business on July 8, 2008, the record date, will be entitled to vote on the Merger.

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

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	statements about the expected closing of the acquisition by TIBCO Software Inc.;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings or loss, revenue and expenses;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	information about the anticipated release dates of new products;

•	statements about expected future trends for development and sales of our products and services, including the long-term potential of the data analysis market;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available credit to meet these requirements;

•	statements about our anticipated use of cash and cash equivalents;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

Our predictive analytic software and services solve a broad range of problems across multiple industries. For example:

•

Financial services customers use our solutions to adjust for risk and perform portfolio optimization in stock portfolios, and to manage their risk by estimating risk and risk-adjusted returns for a wide variety of investment vehicles as well as their overall businesses;

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

Headquartered in Seattle, Washington, we also have offices in North Carolina, New York, the United Kingdom, Switzerland, France and Hong Kong, with distributors around the world. As of June 30, 2008, we employed 103 employees worldwide, of which 98 were full-time employees.

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

Entry into a Material Definitive Merger Agreement

On June 18, 2008, we, TIBCO Software Inc., or TIBCO, and Mineral Acquisition Corporation, a wholly owned subsidiary of TIBCO, or Acquisition Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, under which Acquisition Sub will be merged with and into Insightful, with Insightful surviving the merger as a wholly owned subsidiary of TIBCO, or the Merger. The consummation of the Merger is subject to the conditions set forth in the Merger Agreement, including approval of the Merger Agreement by our stockholders, the requirement that less than 10% of our issued and outstanding shares exercise their appraisal rights under the Delaware General Corporation Law and other customary closing conditions.

At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive an amount in cash equal to $1.87 per share, or the “Price-Per-Share.” In connection with the Merger, TIBCO will assume all issued and outstanding options to purchase our common stock granted pursuant to our Amended and Restated 2001 Stock Option and Incentive Plan, and each other outstanding option to purchase shares of our common stock shall be (a) cancelled at the time of the Merger if such option has an exercise price equal to or greater than the Price-Per-Share or (b) exchanged for a cash payment equal to (i) the amount by which the Price-Per-Share exceeds the per share exercise price for the option multiplied by (ii) the number of shares subject to such option if such option has an exercise price less than the Price-Per-Share.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to obtaining the requisite approvals of our stockholders, restricting our solicitation of competing acquisition proposals and the conduct of our business between the date of the signing of the Merger Agreement and the closing of the Merger. The Merger Agreement also provides for the payment of a termination fee of $1.25 million to TIBCO in specified circumstances in connection with the termination of the Merger Agreement.

As of June 30, 2008, we have incurred approximately $1.0 million in acquisition-related costs and have recorded these costs to general and administrative expenses as incurred. Of these expenses, $0.1 million of investment banking fees were incurred and recorded in the fourth quarter of 2007, $0.1 million of investment banking fees were incurred and recorded in the first quarter of 2008, and $0.3 million of investment banking fees and $0.5 million in legal fees were incurred and recorded in the second quarter of 2008. Under the agreement with our investment banking firm, if and when the Merger is consummated, we will owe an additional $0.5 million in investment banking fees. Such additional fees, if paid, will be recorded to general and administrative expense when incurred. Since June 30, 2008, we have incurred, and continue to incur, legal costs related to the Merger, and will record these costs to general and administrative expense as incurred.

On July 24, 2008, we filed a definitive proxy statement related to the proposed Merger with the Securities and Exchange Commission. We will hold a special meeting of stockholders to vote on the proposed Merger at 9:00 a.m. Seattle time on August 29, 2008, at the offices of RR Donnelly, 999 Third Avenue, Suite 3201, Seattle, Washington 98104. Stockholders at the close of business on July 8, 2008, the record date, will be entitled to vote on the Merger.

Critical Accounting Policies and Estimates

We have based our discussion and analysis on our condensed and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenues primarily from three sources:

•	License revenues, which consist of perpetual and fixed term software license fees;

•	Maintenance revenues, which consist of fees for maintenance and support; and

•	Professional services revenues, which consist of fees for consulting and training.

We follow very specific and detailed guidelines, discussed in Note 2 of our condensed and consolidated financial statements, in recognizing and measuring revenues. The revenue recognition rules for software companies are complex and require our management to exercise judgment and make a number of estimates. For example, many of our contracts contain multiple element arrangements, which require us to make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor specific objective evidence of fair value exists for each element, to determine if undelivered elements are deemed essential, and to determine whether and when each element has been delivered. We also evaluate whether there is any material risk of customer non-payment or product returns. Deferred revenues are recognized over time as the applicable revenue recognition criteria are satisfied.

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

The weighted-average estimated fair value of employee stock options granted during the periods presented below was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.91%	4.89%	1.81%	4.57%
Expected dividend yield	None	None	None	None
Expected life	3.75 years	3.50 years	3.73 years	3.69 years
Expected volatility	57.0%	62.0%	57.0%	63.2%

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

We have incurred net operating losses. We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses because sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There were no unrecognized tax benefits as June 30, 2008 or December 31, 2007.

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

Results of Operations

Revenues by Type

We have three classifications of revenue on our statement of income: software licenses, maintenance, and professional services and other. Revenues by type are as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Revenues (in thousands):
Software licenses	$1,703	$1,718	(1)%	$3,378	$3,761	(10)%
Software maintenance	2,305	2,043	13%	4,408	4,057	9%
Professional services and other	1,382	1,758	(21)%	2,489	3,886	(36)%

Total	$5,390	$5,519	(2)%	$10,275	$11,704	(12)%

Revenues by type (as % of total revenues):
Software licenses	32%	31%		33%	32%
Software maintenance	43%	37%		43%	35%
Professional services and other	25%	32%		24%	33%

Total	100%	100%		100%	100%

Total Revenues

Total revenues for the three months ended June 30, 2008 were $5.4 million, representing a decrease of 2%, or $0.1 million, compared to the corresponding period of 2007. Total revenues for the six months ended June 30, 2008 were $10.3 million, representing a decrease of 12%, or $1.4 million, compared to the corresponding period of 2007. We believe this decrease resulted from the following factors:

•

We experienced significant turnover in our sales force in the third and fourth quarters of 2007, continuing into the first and second quarters of 2008. Two sales vice presidents, one for North America and one for Europe, resigned in the fourth quarter of 2007 and were replaced by one worldwide vice president of field operations in the first quarter of 2008. This transition and significant turnover at the sales representative level over the past four quarters harmed, and continues to harm, our ability to generate sales.

•

Our business in the financial services market has declined, especially in the United States. In addition to being affected by the sales turnover described above, we believe our ability to sell to financial services customers continued to be harmed by the sub-prime mortgage crisis and other turmoil in the financial services market, especially in the United States. We continued to do strong business with our large European financial services customer, but we did not generate the revenue from new financial services customers that we had anticipated.

•

The sales cycles for transactions that involve large scale deployments have been taking 6 to 12 months, and shifting our focus to larger, more complex enterprise sales is lengthening our sales cycles even further. We closed fewer large solutions deals in the first and second quarters of 2008, compared to the first and second quarters of 2007, and as a result generated $1.4 million less in professional services revenue for the six months ended June 30, 2008 as compared to the corresponding period of 2007.

•

Our business of selling desktop S-PLUS software for use by individual statisticians continued to decline, impacted by the soft economy and increased competition from R. We believe that R has made, and will continue to make, inroads in many organizations, especially at the desktop level.

Software License Revenues

Software license revenues consist principally of fees generated from granting rights to use our software products under both perpetual and fixed-term license agreements.

Total software license revenues decreased by 1%, or $15,000, during the three months ended June 30, 2008, and by 10% or $0.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases were driven by decreases in our Domestic license revenues, which decreased by 6%, or $0.1 million, during the three months ended June 30, 2008, and by 19%, or $0.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases were a result of the factors described in Total Revenues above.

Software Maintenance Revenue

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

Software maintenance revenues increased by 13%, or $0.3 million, during the three months ended June 30, 2008, and by 9%, or $0.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods in 2007. These increases reflect increases in both our Domestic and International maintenance revenues during the corresponding periods, and were driven by increases in our maintenance renewal rates during the first six months of 2008 as compared to the corresponding period of 2007 as well as successful efforts to bring back customers who had previously allowed their maintenance to lapse.

Professional Services and Other Revenues

Professional services and other revenues are generated from performing consulting and training activities.

Professional services and other revenues decreased by 21%, or $0.4 million, during the three months ended June 30, 2008, and by 36%, or $1.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. The decrease during the three months ended June 30, 2008 reflects a decrease in our Domestic segment of 63%, or $0.4 million, as compared to the corresponding period of 2007. The decrease during the six months ended June 30, 2008 reflects a decrease in our Domestic segment of 66%, or $0.8 million, and a decrease in our International segment of 21%, or $0.6 million, as compared to the corresponding period of 2007. These decreases in our professional services and other revenues were a result of the factors described in Total Revenues above, as well as a decrease in the amount of consulting work performed for our largest customer, an international financial services firm.

Professional services revenues from this international financial services firm accounted for 55% and 62% of our total professional services revenues during the three and six months ended June, 2008, compared to 45% and 46% for the corresponding periods of 2007. Although professional services revenues from this customer made up a larger percentage of our total professional services revenues during the first two quarters of 2008 as compared to 2007, the actual dollar amount generated in professional services revenues from this customer remained flat at $0.8 million during the three months ended June 30, 2008 and decreased from $1.8 million to $1.5 million during the six months ended June 30, 2008, compared to the corresponding periods of 2007. This decrease resulted from the fact that we have substantially completed delivering the initial custom software platforms to this customer, and are now providing more consulting services support and developing and delivering add-on functionality as needed. We expect this customer to continue to account for a substantial proportion of our professional services and other revenues for the remainder of 2008.

Revenues by Segment and Geography

We report results in two segments: Domestic and International. Our Domestic segment includes the United States and Canada. We have international business operations primarily in Europe and sales activities in other parts of the world. Revenues by segment and geography are as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Revenues (in thousands):
Domestic	$2,517	$2,899	(13)%	$4,766	$5,992	(20)%
International	2,873	2,620	10%	5,509	5,712	(4)%

Total	$5,390	$5,519	(2%)	$10,275	$11,704	(12)%

Revenues (as % of total revenues):
Domestic	47%	53%		46%	51%
International	53%	47%		54%	49%

Total	100%	100%		100%	100%

Domestic Revenues

Domestic revenues decreased by 13%, or $0.4 million, during the three months ended June 30, 2008, and by 20%, or $1.2 million, in the six months ended June 30, 2008, as compared to the corresponding periods of 2007. The decrease in the three months ended June 30, 2008 reflects a decrease of 6%, or $0.5 million, in Domestic software license revenues, and a decrease of 63%, or $0.4 million, in Domestic professional services revenues, offset by an increase of 4%, or $0.1 million, in Domestic maintenance revenues. The decrease in the six months ended June 30, 2008 reflects a decrease of 19%, or $0.4 million, in Domestic software license revenues, a decrease of 66%, or $0.8 million, in Domestic professional services revenues, and an increase of $10,000, in Domestic maintenance revenues. These decreases in Domestic software license and professional services revenues during the three and six months ended 2008, as compared to the corresponding periods in 2007, were a result of the factors described in Total Revenues above.

International Revenues

International revenues increased by 10%, or $0.3 million, during the three months ended June 30, 2008, as compared to the corresponding period of 2007. The increase reflects an increase of 5%, or $38,000, in International software license revenues, an increase of 29%, or $0.2 million in International maintenance revenues, and an increase of 1%, or $8,000, in International professional services revenues. The significant increase in International maintenance revenues resulted from an increase in our International maintenance renewal rates over the corresponding period in 2007 as well as successful efforts to bring back customers who had previously allowed their maintenance to lapse.

International revenues decreased by 4%, or $0.2 million, during the six months ended June 30, 2008, as compared to the corresponding period of 2007. The decrease reflects a decrease of 21%, or $0.6 million, in International professional services revenues, offset by increases of 24%, or $0.3 million, in International maintenance revenues and 1%, or $13,000, in

International software license revenues. The significant decrease in our International professional services revenues resulted from the factors described in Total Revenues above, as well as performing less consulting work for the international financial services customer as described in Total Professional Services and Other Revenues above. The significant increase in International maintenance revenues resulted from an increase in our International maintenance renewal rates over the corresponding period of 2007 as well as successful efforts to bring back customers who had previously allowed their maintenance to lapse.

Cost of Revenues

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007		2008	2007
Cost of revenues (in thousands):
Software-related	$256	$242	6%	$510	$604	(16)%
Professional services and other	1,007	1,276	(21)%	1,848	2,744	(33)%

Total	$1,263	$1,518	(17)%	$2,358	$3,348	(30)%

Cost of software-related revenues as a % of software-related revenues	6%	6%		7%	8%
Cost of professional services and other revenues as a % of professional services and other revenues	73%	73%		74%	71%

Total cost of revenues as a percentage of total revenues	23%	27%		23%	29%

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

During the three months ended June 30, 2008, as compared to the corresponding period of 2007, the cost of software-related revenues increased in absolute dollars by 6%, or $15,000, and remained flat as a percentage of software-related revenues. During the six months ended June 30, 2008, as compared to the corresponding period of 2007, the cost of software-related revenues decreased in absolute dollars by 16%, or $94,000, and decreased as a percentage of software-related revenues by one percentage point. These decreases were due to a decrease in direct materials costs resulting from a corresponding decrease in sales and a decrease in amortization expense related to the final amortization in January 2007 of the S programming language purchased from Lucent Technologies Inc. in January 2004.

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

The cost of professional services and other revenues decreased in absolute dollars by 21%, or $0.3 million, during the three months ended June 30, 2008, and by 33%, or $0.9 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. The decrease in absolute dollars reflects a reduction in the headcount in our European consulting organization during the third quarter of 2007 and reduction in the headcount in our Domestic consulting organization during the fourth quarter of 2007. These headcount reductions were made in order to bring our consulting capacity in line with our revenue levels.

The cost of professional services and other revenues as a percentage of total professional services and other revenues remained flat during the three months ended June 30, 2008, and increased by three percentage points during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. The increase in the cost of professional services and other revenues as a percentage of professional services and other revenues resulted from the fact that a portion of our costs of professional services and other revenues are relatively fixed in the short term. As a result, the decrease in those costs was not as great or as rapid as the decrease in revenues. In addition, because of our reduced professional services engagements, utilization of our consulting staff was lower in the six months ended June 30, 2008 than in the corresponding period of 2007.

The costs of professional services and other revenues as a percent of revenues, and gross margins, can fluctuate from quarter to quarter and year to year, based primarily on the utilization levels of our consultants, the profitability of our consulting contracts, and our consulting revenue levels.

Operating Expenses

Through the first half of 2007, we hired personnel in all areas of our business, as well as domestically and internationally. This hiring was predicated on the belief that, as we invested in our business, we would generate enough revenues to maintain an appropriate level of operating income or loss. The expected revenue levels did not materialize and our loss levels became too great. Consequently, during the fourth quarter of 2007, we enacted a plan to decrease our ongoing cost structure. The plan included an immediate workforce reduction, with the largest reductions in research and development. Headcount reductions as part of this initiative, together with other voluntary and involuntary employee terminations throughout the company, resulted in a decrease in total worldwide employee headcount from 152 employees at September 30, 2007 to 103 employees at June 30, 2008. In addition to lower personnel-related costs going forward, the reduced headcount enabled us to partially consolidate leased space and decrease our ongoing rent expense.

Sales and Marketing

	Three months ended June 30,		Percent Increase (Decrease)	Six months ended June 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Sales and marketing expenses (in thousands)	$1,944	$2,753	(29)%	$3,958	$5,398	(27)%
Sales and marketing expenses (as percentage of total revenues)	36%	50%		39%	46%

Sales and marketing expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense, and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs;

•	Temporary labor and consulting costs; and

•	Promotional activities, such as the costs of advertising and trade shows.

Total sales and marketing expenses decreased in absolute dollars by 29%, or $0.8 million, during the three months ended June 30, 2008, and by 27%, or $1.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. Total sales and marketing expenses decreased as a percentage of total revenues by four and seven percentage points during the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases were primarily due to decreases in direct and indirect headcount-related costs resulting from the headcount reductions discussed in Operating Expenses above, and to a smaller degree, to a reduction in costs associated with promotional activities, such as the costs of advertising and trade shows.

Research and Development, Net

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2008	2007		2008	2007
Research and development (in thousands):
Research and development	$1,144	$2,054	(44)%	$2,437	$4,054	(40)%
Less - funded research	(250)	(511)	(51)%	(611)	(1,017)	(40)%

Research and development, net	$894	$1,543	(42)%	$1,826	$3,037	(40)%

Research and development (as percentage of total revenues):
Research and development	21%	37%		24%	35%
Less - funded research	(5)%	(9)%		(6)%	(9)%

Research and development, net	17%	28%		18%	26%

Research and development expenses consist primarily of the following:

•	Direct headcount-related costs, such as salaries and variable pay, stock-based compensation expense and direct employee benefits;

•	Indirect headcount-related costs, such as recruiting fees, employee travel costs, office supplies, and headcount-based allocation of facilities, information technology, and human resource costs; and

•	Temporary labor and consulting costs.

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

Gross research and development expenses decreased in absolute dollars by 44%, or $0.9 million, during the three months ended June 30, 2008, and by 40%, or $1.6 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. Gross research and development expenses decreased as a percentage of total revenues by sixteen and eleven percentage points during the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases were primarily due to decreases in direct and indirect headcount-related costs resulting from the headcount reductions discussed in Operating Expenses above, as well as a reduction of R&D headcount and related costs resulting from the sale of our InFact technology in the third quarter of 2007. We also had a reduction in the use of outsourced development contractors.

Funded research.

Funded research is recorded as an offset to research and development expense in our income statement. Funded research decreased in absolute dollars by 51%, or $0.3 million, during the three months ended June 30, 2008, and by 40%, or $0.4 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. Funded research decreased as a percentage of total revenues by four and three percentage points during the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases were a result of a fewer personnel available to perform funded research activities, as a result of several billable research employees moving to our data analysis product group in 2007 and several others leaving the company in 2007 and 2008.

Research and development, net.

Total net research and development expenses decreased in absolute dollars by 42%, or $0.6 million, during the three months ended June 30, 2008, and by 40%, or $1.2 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. These decreases occurred for the reasons described above.

General and Administrative

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2008	2007		2008	2007
General and administrative (in thousands)	$1,929	$1,123	72%	$3,256	$2,550	28%
General and administrative (as percentage of revenues)	36%	20%	—	32%	22%	2%

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

General and administrative expenses increased in absolute dollars by 72%, or $0.8 million, during the three months ended June 30, 2008, and by 28%, or $0.7 million, during the six months ended June 30, 2008, as compared to the corresponding periods of 2007. General and administrative expenses increased as a percentage of total revenues by sixteen and ten percentage points during the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007. These increases were a result of costs incurred related to the planned Merger described above in “Description of Our Business.” For the three months ended June 30, 2008, these Merger-related costs were approximately $0.8 million, which consisted of $0.3 million in investment banking fees and $0.5 million in legal related fees. For the six months ended June 30, 2008, these Merger-related costs were approximately $0.9 million, which consisted of the $0.8 million incurred in the second quarter of 2008 and an additional in $0.1 million in investment banking fees incurred in the first quarter of 2008.

Total to date as of June 30, 2008, we have incurred approximately $1.0 million in Merger-related costs and have recorded these costs to general and administrative expenses as incurred. The $1.0 million includes the $0.9 million described above, and $0.1 million of initial investment banker fees that were incurred and recorded in the fourth quarter of 2007.

As a result of an agreement previously executed with our investment banking firm related to the planned Merger, if and when the Merger is consummated we will owe an additional $0.5 million in investment banking fees. Such additional fees, if paid, will be recorded to general and administrative expense when incurred. Since June 30, 2008, we have incurred, and will continue to incur, legal costs related to the planned Merger, and we will record these costs to general and administrative expense as incurred.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$74	$131	$170	$259
Trademark royalty fees	60	—	60	—
Foreign exchange transaction gains (losses)	9	40	41	43

	$143	$171	$271	$302

Interest income. The decrease in interest income during the three and six months ended June 30, 2008, as compared to the corresponding period of 2007, resulted from a general decline in market returns for short- to medium-term investments and from investing a smaller portion of our cash reserves into higher-yielding instruments.

Trademark royalty fees. In March 2008, we entered into an agreement with a third party granting it an exclusive license right to use one of our trademarks in return for annual fees of $200,000, paid in advance, for a minimum of three years, renewable each year thereafter for additional annual fees of $200,000 paid in advance. As part of the agreement, we maintained our rights to continue using this trademark. We are ratably amortizing to other income the annual fees over each 12 month period of the term.

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

We incurred foreign exchange transaction gains of $9,000 and $41,000 during the three and six months ended June 30, 2008, respectively, and $40,000 and $43,000 during the three and six months ended June 30, 2007, respectively. These gains were due to changes in foreign currency exchange rates and changes in the relative strength of the U.S. dollar and the effect these changes have on the carrying amounts of U.S. dollar-denominated intercompany operating loans due from our international subsidiaries to the U.S. parent company that are expected to be settled within the foreseeable future, the U.S. dollar-denominated cash equivalents held by an international subsidiary, and the relative balance between the U.S. dollar-denominated intercompany loans and cash equivalents.

Because we are subject to foreign currency exchange rate fluctuations, and because such fluctuations are part of the global economic environment, we expect foreign currency gains and losses to continue to fluctuate in future quarters and years.

Income Tax Benefit (Expense)

Income tax expense for the six months ended June 30, 2008 was minor and changed only slightly as compared to the corresponding period of 2007. Changes in income tax expense and benefit from period to period are attributed primarily to relative changes in the mix of operating income and loss generated in the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash, cash equivalents, and short and long-term investments increased from $11.0 million at December 31, 2007 to $11.5 million at June 30, 2008. This increase was due to collections made on our accounts receivables balances, which were $1.0 million greater at December 31, 2007 than they were at June 30, 2008. This increase in collections and the related decrease in our accounts receivables balance reflect the fact that our software maintenance renewals are typically greatest in the fourth quarter, and the bulk of the subsequent collections (receivables) on these fourth quarter renewals occur from January through March.

Our working capital increased from $5.2 million at December 31, 2007 to $6.0 million at June 30, 2008. This increase was primarily due to $0.9 million in maturities on our long-term investments being invested into short-term investments.

Cash Flows

We generated $0.5 million in cash from operating activities during the six months ended June 30, 2008, compared to generating $0.4 million during the corresponding period in 2007. The increase of $0.1 million in operating cash inflows is primarily due to a decrease in the net loss incurred over the same comparable periods, offset by the $0.4 million in investment banking fees paid during the six months ended June 30, 2008 relating to the planned Merger.

The difference between our net loss and our operating cash inflow or outflow is attributable to non-cash expenses included in net loss and changes in operating assets and liabilities, as presented below (in thousands):

	Six months ended June 30,
	2008	2007
Net loss	$(872)	$(2,350)
Add: non-cash expenses	660	944
Adjust for: changes in operating assets and liabilities	746	1,780

Net cash provided by operating activities	$534	$374

Non-cash expenses consist of the amortization of intangible assets, depreciation and amortization of property and equipment, and stock-based compensation charges.

Investing activities resulted in a net cash outflow of $1.8 million for the six months ended June 30, 2008, compared to an outflow of $1.1 million for the corresponding period of 2007. This increase of $0.7 million in cash used by investing activities was due primarily to an increase in the portion of our cash reserves that were invested in short- and long-term investments during the six months ended June 30, 2008, as compared to the corresponding period of 2007.

Cash generated from financing activities decreased from $0.2 million during the six months ended June 30, 2007 to $0.1 million during the corresponding period of 2008. This decrease resulted from fewer proceeds received from the exercise of employee stock options during the six months ended June 30, 2008, as compared to the corresponding period of 2007.

Sources of Liquidity

At June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and short and long-term investments totaling $11.5 million in the aggregate. Our principal liquidity needs are financing of accounts receivable, capital assets, strategic investments, and operations, as well as flexibility in a dynamic and competitive operating environment.

We believe that our existing cash and cash equivalents will be sufficient to meet our financial obligations for the foreseeable future. However, if for whatever reason we were to need to raise additional funds through public or private equity financing or from other sources in order to fund our operations, we may be unable to obtain it on favorable terms, if at all. If the proposed Merger is not completed, our ability to obtain such funding may be negatively affected if sources of financing believe that the failure of the Merger to be completed affects our business prospects.

Commitments

As of June 30, 2008, our contractual commitments associated with operating leases, primarily for our office space in Seattle, Washington and other domestic and international locations, as well as equipment leases and financing, are as follows (in thousands):

	2008	2009	2010	2011	Total
Operating lease obligations	$555	$1,036	$664	$17	$2,272
Third party consulting support agreements	130	163	—	—	$293

Total commitments	$685	$1,199	$664	$17	$2,565

Rent expense under our operating leases was $289,000 and $245,000 for the three months ended June 30, 2008 and 2007, and $572,000 and $481,000 for the six months ended June 30, 2008, respectively.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, you should carefully read and consider the following risk factors. If any of these risks is actually realized, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

Our business and results of operations are likely to be affected by our proposed acquisition by TIBCO Software, Inc.

On June 19, 2008, we, TIBCO Software Inc., or TIBCO, and Mineral Acquisition Corporation, a wholly owned subsidiary of TIBCO, entered into an Agreement and Plan of Merger, or the Merger Agreement, under which Insightful will become a wholly owned subsidiary of TIBCO, or the Merger. Activities relating to the proposed Merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs. In addition, the announcement of the proposed Merger and related uncertainties may cause prospective customers to delay or forego entering into software or services engagements with us, and we may be disadvantaged in our attempts to attract and retain personnel. We will also pay significant costs related to the Merger, including the fees and expenses of our legal and financial advisors, even if the Merger is not completed.

If the conditions to the proposed Merger set forth in the merger agreement are not met, the Merger may not occur.

The consummation of the Merger is subject to the conditions set forth in the Merger Agreement, including approval of the Merger Agreement by our stockholders, the requirement that less than 10% of our issued and outstanding shares exercise their appraisal rights under the Delaware General Corporation Law, and other customary closing conditions. These conditions are set forth in detail in the merger agreement, which was attached as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 19, 2008. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed Merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed Merger.

If we fail to complete the Merger, our future business and operations would be harmed.

If the proposed merger with TIBCO is not completed, we could suffer a number of consequences that could harm our business, operating results of operations and stock price, and could potentially cause our business to fail, including the following:

•

activities relating to the proposed Merger and related uncertainties may lead to a loss of revenue and progress with existing and potential customers and corporate partners that we may not be able to regain if the proposed Merger does not occur;

•	the market price of our common stock could significantly decline following an announcement that the proposed Merger has been abandoned;

•	we may be required in specific circumstances to pay a termination fee of up to $1.25 million to TIBCO;

•	we would remain liable for our costs related to the proposed Merger;

•	we may be unable to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•

if we were to need to raise additional funds in order to fund our operations, our ability to obtain such funding may be negatively affected if potential sources of financing believe that the failure of the Merger to be completed affects our business prospects;

•	we may be unable to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•

our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid by TIBCO.

In connection with the proposed Merger, we filed a definitive proxy statement with the SEC in connection with the special meeting of stockholders that we will hold on August 29, 2008 for the stockholders to vote on and adopt the Merger Agreement. We urge all of our stockholders to read this proxy statement and any other relevant documents filed with the SEC because they contain important information about us, TIBCO and the proposed Merger, risks relating to the proposed Merger and related matters.

We have incurred losses in past periods and have incurred losses in recent periods, and may not achieve or sustain profitability.

We posted net losses for each fiscal quarter from the fourth quarter of 2001 through the third quarter of 2003, for the first and second quarters of 2006, for the first, second and fourth quarters of 2007, and for the first two quarters of 2008. We achieved only small profits for the third and fourth quarters of 2006, and we achieved a profit for the third quarter of 2007 only because we recorded a $3.5 million gain on the sale of our InFact technology and related intellectual property. As of June 30, 2008, we had an accumulated deficit of $28.8 million. We may experience additional losses and negative cash flows in the near term, even if revenues from our products and services grow. Our revenues declined significantly during the six months ended June 30, 2008, as compared to the corresponding period in the prior year, and they may not stabilize or grow in the future. Regardless of our revenues, we may not achieve or sustain profitability in future periods.

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

We perform consulting projects primarily on a time-and-materials basis, under which a customer may order us to cease work at any time. When the magnitude of any such project or a number of projects for a particular customer requires us to allocate a significant portion of our consulting time to the customer during a reporting period, the unplanned or untimely cessation of the project(s), or the failure of the customer to engage us for additional anticipated projects, would create a shortfall in revenues that would result in a negative impact on operating results. We are currently engaged with one international financial services customer that accounted for 11% of total revenues during 2006, 15% during 2007, and 16% during the six months ended June 30, 2008, and we expect this customer to continue to account for a substantial proportion of our revenues during the reminder of 2008. We have allocated resources to this customer that have limited, and may continue to limit, our ability to pursue other opportunities. If we cease work on this customer (or other significant customers) earlier than planned, or if they engage us for fewer consulting projects than we anticipate, we would suffer significant reductions in our expected level of revenue and profit margins, and we would continue to bear the generally fixed costs associated with our professional services staff. This would have a negative impact on our operating results.

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

Our future performance will depend largely on the efforts and abilities of our key personnel, including but not limited to technical and sales personnel. Our ability to execute our business strategy will depend on our ability to recruit personnel and retain our existing personnel, including executive management. Because our key employees are not obligated to continue their employment with us, they could leave at any time. Departures of, or failure to recruit and retain replacements of, key executives and other employees could harm our reputation and our ability to execute our business strategy and generate revenues. We have recently experienced the loss of key employees and management. For example, in the second half of 2007 and into the first quarter of 2008 we experienced significant turnover and disruption in our sales organization, including the loss of our vice president of Europe and our vice president of North American sales. The loss of these employees, many of whom have not been replaced, harmed our ability to generate revenues in the third and fourth quarters of 2007 and the first two quarters of 2008. We expect these losses to continue to harm our operating results throughout 2008, as we hire, train and integrate our new management and new personnel. In addition, we have recently experienced significant turnover in our research and development organization, from both the reduction in personnel that we implemented in the fourth quarter of 2007 and from subsequent voluntary departures. These reductions in research and development personnel, and any failure to attract and retain additional personnel when needed, could harm our ability to develop and introduce new products and enhancements successfully or in a timely manner. Due to competition for qualified employees, we may have difficulty recruiting personnel with appropriate skills, and we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

In order to decrease our ongoing cost structure, we have decreased our headcount through voluntary and involuntary employee terminations throughout the company. Our employee headcount decreased from 152 employees at September 30, 2007 103 employees at June 30, 2008. These headcount reductions have occurred in all areas and regions of our business. This reduction in work force may impact our ability to generate revenues. For example, if the anticipated negative effects of headcount reductions on our research and development programs are greater than or different than we anticipated, our ability to timely and successfully develop new products or product enhancements could be harmed. In addition, our reduction in force may yield unanticipated consequences, such as attrition beyond our planned reductions, and we may encounter difficulty in managing our business as a result.

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

To be successful, we must continue to enhance our current product line for both desktop and enterprise products and timely develop new products that successfully respond to changing customer needs, technological developments and competitive product offerings. Over the last several years we have been transitioning from focusing primarily on desktop products to developing and selling more complex product and service offerings oriented towards enterprises and particular industries. As a result, among other investments, we are currently focusing research and development efforts on developing industry-oriented solutions and enhancing the scalability and deployability of our current product offerings. These investments may strain our financial resources and diffuse management’s time and attention. We ultimately may be unable to successfully and efficiently enhance key features of our products and develop new industry-oriented solutions to the extent necessary to achieve market acceptance. To the extent any enhancements or solutions require us to license third party technology, we may be unable to do so on acceptable terms or to integrate such technology with our existing products. Headcount has been significantly reduced in our research and development organization and other parts of our business and the anticipated negative effects of this reduction on our research and development programs may be greater than or different than what we anticipated. If we are unable to develop new products or product enhancements cost-effectively, we may be unable to realize all or a portion of our research and development investments and sales of our products could decline.

We may be unable to introduce new products or enhancements successfully or in a timely manner in the future. If we delay release of our desktop, server and vertical-oriented products, product enhancements and solutions, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. S-PLUS and related products are computationally intensive and used for a wide variety of analyses and visualizations. If customers deploy our software on insufficient hardware, it can negatively affect their perception of its performance and value. In addition, customers may defer or forego purchases of our products if we, our competitors or our major hardware, systems or software vendors introduce or announce new products or product enhancements. Finally, delays in any new research or development efforts could cause delays in our general product development schedule, including causing delays in the release of new product versions, which could materially harm our maintenance revenues.

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

In the first half of 2008, more than half of our revenues came from international business activities. Our international sales are subject to the risks inherent in international business activities, including:

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

We regularly apply for and are granted research contracts from a variety of government agencies and funding programs. These contracts generated $2.3 million in 2006, $1.9 million in 2007, and $0.6 million during the six months ended June 30, 2008. These amounts are recorded as offsets to our research and development expenses. Reductions in these offsets would negatively affect our operating results. We may not receive new funded research contracts or any renewals of government-funded projects currently in process. The personnel and other costs associated with these programs are relatively fixed in the short term, and a sudden cancellation or non-renewal of a major funding program or multiple smaller programs, without a concomitant reduction in personnel and other costs, would be harmful to our operating results. A substantial portion of the research grant money we receive is granted to us based on our status as a small business, the definition of which varies depending on the individual contract terms. If the number of our employees or the amount of our revenues ever grows beyond the limits prescribed in any of these contracts, we will no longer be eligible for those research contracts and we will have to incur certain research and development expenses without the benefit of offsets. Funding received under government grants is subject to audits for several years after the funding is received and, depending on the audit results, we could be obligated to repay a portion of the funding.

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

Our stock price may be volatile.

The price of our common stock has been volatile. In 2007, the price reached a high of $3.18 and a low of $1.02. During the six months ended June 30, 2008, the price reached a high of $2.00 and a low of $0.72. The trading price of our common stock could be subject to fluctuations for a number of reasons, including the reasons that may cause our operating results to fluctuate. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance. As a result of fluctuations in the price of our common stock, investors may be unable to sell their shares at or above the price paid for them. In addition, if the proposed Merger is not completed, the share price of our common stock may decline to the extent that the then-current market price of our common stock reflects an assumption that it will be completed or an assumption that our prospects for success will be harmed by the failure the Merger to be completed.

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

August 14, 2008

INSIGHTFUL CORPORATION

By:	/s/ Jeffrey E. Coombs
Jeffrey E. Coombs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Barber
Richard P. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Merger Agreement by and between the registrant, TIBCO Software, Inc. and Mineral Acquisition Corporation dated June 18, 2008 (Exhibit 2.1) (A)

3.1	Amended and Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

3.2	Certificate of Amendment to Certificate of Incorporation of the registrant (Exhibit 3.3) (C)

3.3	Amended and Restated Bylaws of the registrant (Exhibit 3.1) (D)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

(A)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed June 19, 2006.

(B)	Incorporated by reference to the designated exhibit included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-20992), filed on November 14, 2001.

(C)	Incorporated by reference to the designated exhibit included in the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File No. 0-20992), filed on March 31, 2006.

(D)	Incorporated by reference to the designated exhibit included in the registrant’s Current Report on Form 8-K (SEC File No. 0-20992), filed January 2, 2008.